Form 10-Q
period 1998-09-30
J H HEAFNER CO INC
filed 1998-11-16
CIK 1068152

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                      COMMISSION FILE NUMBER : 0001068152

                         THE J.H. HEAFNER COMPANY, INC.
             (Exact name of registrant as specified in its charter)

        NORTH CAROLINA               56-0754594
(State or other jurisdiction of   (I.R.S. Employer
incorporation or organization)   Identification No.)

      2105 WATER RIDGE PARKWAY, SUITE 500, CHARLOTTE, NORTH CAROLINA 28217
          (Address of principal executive offices, including zip code)

                                 (704) 423-8989
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X        No __

     As of November 12, 1998, there were 5,091,667 shares of the registrant's common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         THE J.H. HEAFNER COMPANY, INC.

                                     INDEX

                                                              PAGE
                                                              ----
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
     Condensed Consolidated Balance Sheets
      (Unaudited) -- September 30, 1998 and December 31,
      1997..................................................    2
     Condensed Consolidated Statements of Operations
      (Unaudited) -- Three and Nine Months Ended September
      30, 1998 and 1997.....................................    3
     Condensed Consolidated Statements of Cash Flows
      (Unaudited) -- Three and Nine Months Ended September
      30, 1998 and 1997.....................................    4
     Notes to Condensed Consolidated Financial Statements
      (Unaudited) -- Three and Nine Months Ended September
      30, 1998 and 1997.....................................    5
Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................   10
Item 3.  Quantitative and Qualitative Disclosures about
  Market Risk...............................................   13

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings..................................   13
Item 6.  Exhibits and Reports on Form 8-K...................   14

Signatures..................................................   15

                        THE J. H. HEAFNER COMPANY, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1998             1997
                                                              -------------    ------------
                                                               (UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash........................................................    $  4,252         $  2,502
Accounts receivable, less allowance for doubtful accounts of
  $1,701 and $400...........................................     110,989           31,809
Inventories, net............................................     124,536           41,529
Deferred tax assets.........................................       9,917            2,102
Prepaid expenses and other current assets...................       1,915            1,086
                                                                --------         --------
          Total current assets..............................     251,609           79,028
                                                                --------         --------
Property and equipment, net.................................      41,848           25,991
Goodwill, net...............................................     105,543           34,978
Other assets................................................       9,792            4,856
Other intangible assets.....................................       9,075                0
Deferred tax assets.........................................       1,179            1,655
                                                                --------         --------
                                                                $419,046         $146,508
                                                                ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable............................................    $167,183         $ 43,457
Accrued expenses............................................      35,506           12,410
Current maturities of long-term debt........................       5,416            2,579
                                                                --------         --------
          Total current liabilities.........................     208,105           58,446
Long-term debt..............................................     110,666           15,161
Revolving credit facility...................................      55,142           31,949
Other liabilities...........................................      13,081            5,687
Subordinated debt...........................................           0           14,969
Redeemable Preferred stock series A -- 4% cumulative, 7,000
  shares authorized, issued and outstanding.................       7,000            7,000
Redeemable Preferred stock series B -- Variable rate
  cumulative, 4,500 shares authorized, issued and
  outstanding...............................................       4,500            4,500
Warrants....................................................       1,137            1,137
Commitments and contingencies...............................           0                0
STOCKHOLDERS' EQUITY:
Class A Common Stock -- Par value of $.01 per share;
  authorized 10,000,000 shares; 3,691,000 shares issued and
  outstanding...............................................          37               37
Class B Common Stock -- Par value of $.01 per share;
  authorized 20,000,000 and 0; 1,400,667 and 0 shares issued
  and outstanding...........................................          14                0
Additional paid-in capital..................................      22,200            7,255
Notes receivable from stock sales...........................        (177)            (247)
Retained earnings (deficit).................................      (2,659)             614
                                                                --------         --------
                                                                  19,415            7,659
                                                                --------         --------
                                                                $419,046         $146,508
                                                                ========         ========

      See notes to unaudited condensed consolidated financial statements.

                        THE J. H. HEAFNER COMPANY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30
                                                        -------------------   -------------------
                                                          1998       1997       1998       1997
                                                        --------   --------   --------   --------
                                                            (UNAUDITED)           (UNAUDITED)
Net sales.............................................  $245,272   $ 95,990   $488,451   $223,367
Cost of goods sold....................................   191,904     70,793    374,035    170,470
                                                        --------   --------   --------   --------
          Gross profit................................    53,368     25,197    114,416     52,897
General, selling and administrative expenses..........    48,576     23,042    105,838     49,170
Special charges (Note 6)..............................         0          0      1,409          0
                                                        --------   --------   --------   --------
          Income from operations......................     4,792      2,155      7,169      3,727
Other income (expense):
  Interest expense....................................    (4,042)    (1,170)    (8,328)    (2,842)
  Interest income.....................................       161        145        491        444
  Other expense.......................................      (234)      (198)      (768)      (511)
                                                        --------   --------   --------   --------
Net income (loss) from operations before income taxes
  and extraordinary charge............................       677        932     (1,436)       818
     (Provision) benefit for income taxes.............      (267)      (344)       570       (296)
                                                        --------   --------   --------   --------
NET INCOME (LOSS) FROM OPERATIONS BEFORE EXTRAORDINARY
  CHARGE..............................................       410        588       (866)       522
Extraordinary charge from early extinguishment of
  debt, net of income tax benefits of $1,466 (Note
  7)..................................................         0          0     (2,198)         0
                                                        --------   --------   --------   --------
Net income (loss).....................................  $    410   $    588   $ (3,064)  $    522
                                                        ========   ========   ========   ========

      See notes to unaudited condensed consolidated financial statements.

                        THE J. H. HEAFNER COMPANY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                             THREE MONTHS ENDED      NINE MONTHS ENDED
                                                               SEPTEMBER 30,           SEPTEMBER 30,
                                                            --------------------    --------------------
                                                              1998        1997        1998        1997
                                                            --------    --------    --------    --------
                                                                (UNAUDITED)             (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income.........................................  $    410    $    588    $ (3,064)   $    522
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities, net of the
  ITCO merger, CPW acquisition and the Winston
  acquisition--
    Depreciation and amortization.........................     4,330       1,657       8,359       3,206
    Extraordinary charge..................................         0           0       2,198           0
    Special charge........................................         0           0       1,409           0
    Deferred taxes........................................        32        (408)       (120)       (744)
    Loss on sale of property and equipment................         3         (38)        285         (20)
    Change in assets and liabilities:
      Accounts receivable, net............................    (6,754)     (2,198)    (15,061)     (6,045)
      Prepaid expenses and other current assets...........       696         486         997         177
      Inventories, net....................................    (1,889)      1,923      (2,084)     (3,214)
      Accounts payable and accrued expenses...............     7,670       1,944       5,440       8,346
      Other...............................................      (167)       (876)      1,097         569
                                                            --------    --------    --------    --------
         Net cash provided by (used in) operating
           activities.....................................     4,331       3,078        (544)      2,797
                                                            --------    --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of CPW, net of cash acquired................         0           0     (36,086)          0
  Acquisition of ITCO, net of cash acquired...............         0           0     (16,138)          0
  Acquisition of Winston, net of cash acquired............         0           0           0     (42,194)
  Purchase of property and equipment......................    (3,957)     (1,116)     (5,862)     (3,965)
  Proceeds from sale of property and equipment............        14         156         898         217
                                                            --------    --------    --------    --------
         Net cash used in investing activities............    (3,943)       (960)    (57,188)    (45,942)
                                                            --------    --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt................  $      0    $      0    $100,000    $ 28,000
  Principal payments on long-term debt....................      (477)       (402)    (28,764)     (9,623)
  Cash paid for financing costs...........................      (306)                 (6,691)     (2,378)
  Net proceeds (payments) from revolving credit facility
    and other notes.......................................       837      (2,719)     (4,854)     19,487
  Proceeds from issuance of preferred stock...............         0           0           0      11,500
  Cash dividends paid.....................................       (69)        (69)       (209)     (1,081)
  Cash paid for stock repurchase..........................         0           0           0      (2,708)
                                                            --------    --------    --------    --------
         Net cash provided by financing activities........       (15)     (3,190)     59,482      43,197
                                                            --------    --------    --------    --------
  Net increase (decrease) in cash.........................       373      (1,072)      1,750          52
  Cash, beginning of period...............................     3,879       2,130       2,502       1,006
                                                            --------    --------    --------    --------
  Cash, end of period.....................................  $  4,252    $  1,058    $  4,252    $  1,058
                                                            ========    ========    ========    ========
  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash payments for interest............................  $    926    $    511    $  4,443    $  4,028
    Cash payments for income taxes........................        79           0         692           0
                                                            ========    ========    ========    ========
  SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
In connection with the issuance of subordinated debt in 1997, the Company issued detachable warrants, which resulted in a discount on the senior subordinated debt in the amount of $1,137.
In May 1998, the Company issued 1,400,667 shares of Class B Common Stock with an estimated value of
  $14,960.
In connection with the CPW acquisition, the Company entered into noncompete agreements in the amount of
  $7,400 and stay put agreements in the amount of $2,600.

      See notes to unaudited condensed consolidated financial statements.

                        THE J. H. HEAFNER COMPANY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)

1. ORGANIZATION:

     The J.H. Heafner Company, Inc. (the Company), a North Carolina corporation, is engaged in the wholesale distribution of tires and tire accessories and the operation of retail tire and auto service stores. In May 1997, the Company acquired all outstanding shares of common stock of Oliver and Winston, Inc. (Winston), a California-based operation of 192 retail tire and automotive service centers in California and Arizona. In May 1998, the Company merged with ITCO Logistics Corporation and Subsidiaries (ITCO), a wholesaler of tires and related accessories in the eastern part of the United States. Concurrent with the ITCO merger, the Company acquired all outstanding shares of common stock of The Speed Merchant, Inc. (CPW), a wholesaler and retailer of tires, parts and accessories located in California and Arizona.

2. BASIS OF PRESENTATION:

     The unaudited condensed consolidated balance sheet as of September 30, 1998, and the condensed consolidated statements of operations and cash flows for the three months ended and the nine months ended September 30, 1998 and 1997, have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

     Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the fiscal year ended December 31, 1997.

     The results of the operations for the three months and the nine months ended are not necessarily indicative of the operating results for the full fiscal year.

3. COMMON STOCK:

     On May 12, 1998, the Company's Board of Directors amended their Articles of Incorporation to create two classes of common stock. At September 30, 1998, the Company has authorized for issuance 10,000,000 shares that have been designated Class A Common Stock (the Class A Common Stock) and 20,000,000 shares that have been designated Class B Common Stock (the Class B Common Stock).

     Class A Common Stock and Class B Common Stock have equal rights related to dividends and distributions and liquidation, dissolution or winding up. However, Class A Common Stock is entitled to 20 votes per share and Class B Common Stock is entitled to one vote per share.

     Class B Common Stock shall automatically convert into one share of Class A Common Stock without the requirement of any further action on the part of the Corporation or it stockholders upon the earliest of (i) an initial public offering of the Class A Common Stock in connection with the registration of the Class A Common Stock under the Securities Act of 1933, as amended (ii) the occurrence of any condition or event which results in the acceleration of the maturity of the indebtedness evidenced by the Debt Documents, or (iii) an order for relief under Title 11 of the United States Code is entered against the Company.

4. ACQUISITIONS:

     In May 1998, the Company completed the following business combinations, both of which were accounted for by the purchase method. Accordingly, results of operations for the acquired businesses have been included in the condensed consolidated statement of operations from the May 20, 1998, acquisition date. A preliminary allocation of the purchase price has been recorded in the accompanying condensed consolidated financial statements as of September 30, 1998, based on management's best estimate of assets acquired and liabilities assumed.

                        THE J. H. HEAFNER COMPANY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS) -- CONTINUED

  ITCO Merger

     On May 20, 1998, the Company acquired all of the common stock of ITCO for $18,000 in cash and 1,400,667 newly issued shares of the Company's Class B Common Stock with an appraised value of approximately $14,959. The excess of the purchase price over the net tangible assets acquired (goodwill) was $45,016, which is being amortized over 15 years.

     A summary of the purchase price and related preliminary purchase allocation for the ITCO Merger follows:

                       AGGREGATE PURCHASE PRICE
Cash paid to holders of ITCO common and preferred stock.....    $18,000
Appraised fair value of Class B Common Stock issued in
  connection with the ITCO Merger (1,400,667 shares at
  $10.68 per share).........................................     14,959
Severance, facility closing expenses and other exit costs
  incurred in connection with the ITCO Merger...............      4,380
Amount payable upon settlement of ITCO stock appreciation
  rights....................................................      1,390
Financial advisors, accounting, legal and other direct
  acquisition costs.........................................        929
                                                                -------
          Aggregate purchase price..........................    $39,658
                                                                =======
               PRELIMINARY ALLOCATION OF PURCHASE PRICE
Aggregate purchase price....................................    $39,658
  Less net book value of assets acquired....................     (7,152)
                                                                -------
Excess of cost over net book value of assets acquired.......     32,506
Adjustments to record assets and liabilities at fair market
  value:
  Deferred tax asset........................................     (1,944)
  Goodwill (historical).....................................     13,963
  Other.....................................................        491
                                                                -------
          Total adjustments.................................     12,510
                                                                -------
Goodwill....................................................    $45,016
                                                                =======

     In connection with the ITCO merger, the Company recorded a $4,380 liability for estimated costs related to employee severance, facilities closing expense and other related exit costs in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." Charges of approximately $42 were made against the reserve as of September 30, 1998.

  CPW Acquisition

     On May 20, 1998, the Company acquired all of the outstanding common stock of CPW for $45,000 in cash, of which $35,000 was paid on May 20, 1998, with $7,400 payable in installments over five years in consideration for noncompete agreements and $2,600 payable in the form of contingent payments to CPW stockholders. The excess purchase price over the net tangible assets acquired was allocated to goodwill ($29,156) which is being amortized over a 15 year period, and $10,000 to other intangible assets which are being amortized over a two to five year period.

                        THE J. H. HEAFNER COMPANY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS) -- CONTINUED

     A summary of the purchase price and related preliminary purchase allocation for the CPW acquisition follows:

                       AGGREGATE PURCHASE PRICE
Cash paid to CPW Stockholders...............................    $35,000
Amount payable for non-compete agreement and other deferred
  payments..................................................     10,000
Cash paid for repayment of debt.............................        976
Severance, facility closing expenses and other costs
  incurred in connection with the CPW acquisition...........        862
Financial, accounting, legal and other direct acquisition
  costs.....................................................        633
                                                                -------
          Aggregate purchase price..........................    $47,471
                                                                =======
               PRELIMINARY ALLOCATION OF PURCHASE PRICE
Aggregate purchase price....................................    $47,471
  Less -- Net book value of assets acquired.................     (9,472)
                                                                -------
Excess of cost over net book value of assets acquired.......     37,999
Less adjustments to record assets and liabilities at fair
  market value:
  Inventory.................................................      1,018
  Other current assets......................................        (22)
  Noncompete agreement and other deferred payments..........    (10,000)
  Other assets..............................................        267
  Deferred tax assets.......................................     (1,353)
  Accounts payable..........................................        276
  Accrued expenses..........................................        971
                                                                -------
          Total adjustments.................................     (8,843)
                                                                -------
Goodwill....................................................    $29,156
                                                                =======

     In connection with the CPW acquisition, the Company recorded an $862 liability for estimated costs related to employee severance, facilities closing expense and other related exit costs in accordance with EITF 95-3 "Recognition of Liabilities in Connection with a Purchase Business Combination." Charges of approximately $10 were made against the reserve as of September 30, 1998.

     The following unaudited pro forma results of operations give effect to the acquisitions of Winston, ITCO and CPW as if they had occurred on January 1, 1997. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have resulted had the acquisitions occurred on January 1, 1997, or which may result in the future.

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Net sales...................................................  $698,539    $628,571
Income (loss) from continuing operations before
  extraordinary charge......................................    (4,729)     (7,713)
Net income (loss)...........................................    (6,927)     (7,713)

                        THE J. H. HEAFNER COMPANY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS) -- CONTINUED

5. LONG-TERM DEBT:

     Long-term debt consists of the following:

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 1998             1997
                                                             -------------    ------------
Senior notes payable, interest due semiannually at 10.0%,
  commencing on November 15, 1998, due May 2008............    $100,000         $      0
$12,000 term loan with a bank, payable in monthly principal
  installments of $143 beginning June 1, 1997, with the
  final installment for the remaining balance due on May 7,
  2002.....................................................           0           11,000
Unsecured note payable to a supplier, due in 24 monthly
  principal installments commencing January 15, 2000.
  Interest accrues at prime and is payable annually
  commencing January 15, 1999. Interest payable can be
  adjusted downward or eliminated, based on achievement of
  annual purchase requirements.............................       4,000            4,000
Installment notes payable to suppliers, due through 1999,
  bearing no interest; collateralized by inventories
  purchased from supplier..................................       1,917                0
Other......................................................      10,165            2,740
                                                               --------         --------
                                                                116,082           17,740
Less--Current Maturities...................................       5,416            2,579
                                                               --------         --------
                                                               $110,666         $ 15,161
                                                               ========         ========

  Revolving Bank Credit Facility:

     On May 20, 1998, the Company replaced its existing loan and security agreement with a new credit facility that provides for a senior secured revolving credit facility (the Revolver), which may be borrowed in the aggregate principal amount of up to $100,000 (of which up to $10,000 may be utilized in the form of letters of credit). At the closing date of the ITCO merger and CPW acquisition, $48,054 was borrowed under the Revolver.

     The Revolver has a five-year term expiring in May 2003, extendable by the Company and the banks for an additional five years. Indebtedness under the new credit facility bears interest, at the Company's option, (i) at the Base Rate, as defined, plus the applicable margin or (ii) at the Eurodollar Rate, as defined, plus the applicable margin. The applicable margin for base rate loans will be 0.25% and the applicable margin for Eurodollar Rate Loans will be 1.75%, subject in each case to performance based step-downs.

     The Company is required to pay commitment fees on the committed undrawn amount of the Revolver, and a fronting fee to the issuer of letters of credit. The Company has also agreed to pay certain other fees and expenses of the Lenders and the Agent.

     The Revolver requires the Company to maintain a minimum level of net worth and loan availability and contains certain covenants which, among other things, restrict the ability of the Company to incur additional indebtedness; enter into guaranties; make loans and investments; make capital expenditures; declare dividends; engage in mergers, consolidations and asset sales; enter into transactions with affiliates; create liens and encumbrances; enter into sale/leaseback transactions; modify material agreements; and change the business it conducts.

     The Company's obligations under the Revolver are secured by all of the inventory and accounts receivable of the Company.

                        THE J. H. HEAFNER COMPANY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS) -- CONTINUED

  Senior Notes Offering:

     On May 15, 1998, the Company sold $100,000 of Senior Notes due May 15, 2008, resulting in net proceeds of approximately $97,000. The Senior Notes have an annual coupon of 10% and are redeemable at the Company's option, in whole or in part, at any time, on or after May 15, 2003, at certain redemption prices. In addition, the Company may redeem up to 35% of the original principal amount of the Notes at 110% of par with one or more public equity offerings. Interest on the Senior Notes is payable semiannually on May 15 and November 15 of each year beginning on November 15, 1998.

     The Indenture contains certain covenants that, among other things, limits the ability of the Company to incur indebtedness, make restricted payments, make certain distributions, sell assets and subsidiary stock, enter into certain affiliate transactions, sell or issue of capital stock of restricted subsidiaries, incur liens, enter into sale/leaseback transactions, and engage in mergers and consolidations.

     Proceeds from the Revolver and the Senior Notes were used to finance the $18,000 cash portion of the ITCO merger and the $35,000 cash portion of the CPW acquisition. Proceeds were also used to repay $86,792 of existing long-term indebtedness of Heafner and ITCO and to pay approximately $8,000 of transaction fees and expenses.

6. SPECIAL CHARGE:

     In the second quarter of 1998, the Company recorded a special charge of $1,409, related to the restructuring of its southeast wholesale business, which includes the closing of 13 distribution centers commencing in the third quarter. The second quarter charges include lease commitments for certain distribution centers, asset writedowns, severance and employee related costs and costs to shut down certain facilities.

7. EXTRAORDINARY CHARGE:

     The Company recorded an extraordinary charge in May 1998 related to the early extinguishment of debt resulting in a noncash write-off of deferred financing fees and unamortized discounts of subordinated debt of $1,691, net of applicable income tax benefits of $1,128. The Company also had pre-payment penalties associated with the extinguishment of debt that resulted in a cash charge of $507, net of applicable income tax benefits of $338.

8. SUBSIDIARY GUARANTOR FINANCIAL INFORMATION:

     The senior Notes are guaranteed on a full, unconditional and joint and several basis by all of the Company's direct subsidiaries, each of which is wholly owned. The combined summarized information of these subsidiaries is as follows:

                                                                AS OF AND FOR THE
                                                                NINE MONTHS ENDED
                                                                SEPTEMBER 30, 1998
                                                                ------------------
Intercompany receivables....................................                9,559
Other current assets........................................              187,480
Noncurrent assets...........................................              145,797
Intercompany payables.......................................               89,057
Other current liabilities...................................              122,827
Long-term debt and liabilities..............................               11,359
Net sales...................................................              317,629
Intercompany revenues.......................................               14,437
Costs and expenses..........................................              304,329
Intercompany expenses.......................................                   --
Net (loss)..................................................               (1,137)

     In preparation of the Company's consolidated financial statements, all intercompany accounts were eliminated.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

     The following discussion and analysis of the results of operations, financial condition and liquidity of the Company should be read in conjunction with the unaudited financial statements and the related notes thereto.

     The Company acquired Winston on May 7, 1997 and CPW on May 20, 1998. Heafner also merged with ITCO on May 20, 1998. Therefore, results for 1998 include the operations of ITCO and CPW only after May 20, 1998. Results for 1997 exclude results of ITCO and CPW, and include the operations of Winston only after May 7, 1997.

RESULTS OF OPERATIONS

     The following table sets forth each category of statements of operations data as a percentage of net sales:

                                                                  QUARTER           NINE MONTHS
                                                              ENDED SEPT. 30,     ENDED SEPT. 30,
                                                              ----------------    ----------------
                                                               1998      1997      1998      1997
                                                              ------    ------    ------    ------
Net sales...................................................  100.0%    100.0%    100.0%    100.0%
Cost of goods sold..........................................   78.2      73.8      76.6      76.3
Gross profit................................................   21.8      26.2      23.4      23.7
Selling, general and administrative expenses................   19.8      24.0      22.0      22.0
Income from operations......................................    2.0       2.2       1.5       1.7
Interest and other expense..................................    1.7       1.3       1.8       1.3
Income (loss) from operations before benefit for income
  taxes.....................................................    0.3       1.0      (0.3)      0.4
Income taxes................................................    0.1       0.4      (0.1)      0.1
Net income (loss) before extraordinary charge...............    0.2       0.6      (0.2)      0.2
Extraordinary charge........................................    0.0       0.0       0.4       0.0
Net income (loss)...........................................    0.2       0.6      (0.6)      0.2

 QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1997

     Net sales were $245.3 million for the quarter ended September 30, 1998, an increase of $149.3 million, or 155.5%, from $96.0 million in the corresponding quarter in 1997. The inclusion of sales for ITCO and CPW accounted for $137.9 million, or 92.4% of the increase in sales in 1998. The remaining increase was due to continued strong distribution and retail sales from Heafner and Winston. Overall sales in the third quarter continued to exceed the tire industry growth rate.

     Gross profit was $53.4 million for the quarter ended September 30, 1998, an increase of $28.2 million, or 111.8% from $25.2 million in the quarter ended September 30, 1997. As a percentage of net sales, gross profit was 21.8% and 26.2%, respectively, for the quarters ended September 30, 1998 and 1997. The increase in gross profit dollars was also due to the inclusion of ITCO and CPW financial results, which accounted for $23.3 million, or 82.6% of the gross dollar increase. The decrease in gross margin percents was due to the higher percentage of distribution to total sales in the 1998 period. Distribution sales result in lower gross margins than retail sales. The percentage of distribution sales was 82.8% and 59.3%, respectively, for the quarters ended September 30, 1998 and 1997.

     Selling, general and administrative expenses were $48.6 million in the quarter ended September 30, 1998, an increase of $25.5 million, or 110.8% from $23.0 million in the corresponding 1997 quarter. As a percentage of net sales, these expenses were 19.8% and 24.0%, respectively, for the quarters ended September 30, 1998 and 1997. The inclusion of ITCO and CPW accounted for $20.8 million, or 81.6% of the increase in selling, general and administrative expenses in the quarter ended September 30, 1998. The decrease in selling, general and administrative costs as a percent of sales was primarily due to the higher percentage of distribution operations in 1998, which generally have lower selling, general and administrative expense percentages than retail operations.

     Interest and other expense increased from $1.2 million in the third quarter of 1997 to $4.1 million in the current quarter. Interest expense increased as a result of increased borrowings incurred in connection with the ITCO and CPW transactions.

     Net income for the quarter ended September 30, 1998 was $0.4 million, or 0.2% of net sales compared to net income of $0.6 million, or 0.6% of net sales for the quarter ended September 30, 1997 as a result of the factors discussed above.

 NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     Net sales were $488.5 million for the nine months ended September 30, 1998, an increase of $265.1 million, or 118.7%, from $223.4 million in the corresponding period in 1997. The inclusion of sales for Winston (9 months versus 5), ITCO (4 months), and CPW (4 months) accounted for $234.7 million, or 88.5% of the increase in sales in 1998. Most of the remaining increase was due to extremely strong wholesale distribution sales in the first nine months of 1998, which grew by more than 17.2% during the period over the first nine months of 1997. Strong market conditions and additional market share gains contributed to this increase.

     Gross profit was $114.4 million for the nine months ended September 30, 1998, an increase of $61.5 million, or 116.3% from $52.9 million in the nine months ended September 30, 1997. As a percentage of net sales, gross profit was 23.4% and 23.7%, respectively, for the nine months ended September 30, 1998 and 1997. The increase in gross profit dollars was also due to the inclusion of the acquired operations, which accounted for $51.9 million, or 84.4% of the gross dollar increase. The slight decrease in overall gross margin in the nine months ended September 30, 1998 was due to a higher proportion of distribution sales, which generally result in lower margins than retail sales. The percentage of distribution sales was 76.5% and 70.7%, respectively, for the nine months ended September 30, 1998 and 1997.

     Selling, general and administrative expenses were $107.2 million in the nine months ended September 30, 1998, an increase of $58.1 million, or 118.1% from $49.2 million in the corresponding 1997 period. As a percentage of net sales, these expenses were 22.0% in both the nine months ended September 30, 1998 and 1997. The inclusion of the acquired operations accounted for $47.2 million, or 81.2% of the increase in selling, general and administrative expenses in the nine-month period ended September 30, 1998. Slightly higher selling and administrative costs in the Company's distribution operations offset the higher proportion of distribution sales, which generally have lower selling, general and administrative expense percentages than retail sales. As a result, these expenses as a percent of net sales, remained unchanged between the two periods.

     Interest and other expense increased from $2.9 million in the first nine months of 1997 to $8.6 million in the corresponding 1998 period. Interest expense increased by $5.5 million in the 1998 period as a result of increased borrowings incurred in connection with the Winston acquisition and, to a lesser extent, the Transactions. The Company intends to close 13 duplicate distribution centers and will incur costs relating to lease commitments, asset writedowns, severance and employee related costs and other costs to shut down these facilities. The Company recorded a special charge of $1.4 million in June 1998, which was taken into account in determining income from operations, in connection with these costs.

     The results of operations for the nine months ended September 30, 1998 also include a non-recurring extraordinary charge of $3.7 million ($2.2 million net of taxes) for the write-off of unamortized financing expenses and discounts, and the payment of prepayment penalties.

     The net loss for the nine months ended September 30, 1998 was ($3.1) million, or (0.6%) of net sales compared to net income of $0.5 million, or 0.2% of net sales for the nine months ended September 30, 1997 as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The acquisition of Winston and CPW, and merger with ITCO, had a significant impact on the capitalization of the Company. At September 30, 1998, the combined indebtedness of the Company was $171.2 million compared to $64.7 million at December 31, 1997, prior to the ITCO and CPW transactions.

Financing committed by the lenders under the Company's revolving line of credit is $100.0 million, approximately $65.1 million of which was drawn as of November 12, 1998.

     The Company's principal sources of cash during the quarter and nine month periods ended September 30, 1998 and 1997 were from operations, borrowings under revolving credit facilities, and the issuance of long-term debt and preferred stock in connection with the acquisition of Winston and CPW, and merger with ITCO. Cash generated from operating activities totaled $4.3 million and $3.1 million in the quarters ended September 30, 1998 and 1997, respectively. Cash generated from (used in) operating activities totaled $(0.5) million and $2.8 million in the nine months ended September 30, 1998 and 1997, respectively. Increases in trade accounts receivable for the quarter and nine months ended September 30, 1998 totaled $6.8 million and $15.1 million, respectively, and were caused by the increase in total sales, and reduced total cash generated from operating activities.

     Capital expenditures during the quarters ended September 30, 1998 and 1997 amounted to $4.0 million and $1.1 million, respectively. Capital expenditures during the nine months ended September 30, 1998 and 1997 amounted to $5.9 million, and $4.0 million, respectively. Capital spending during the quarter and nine months ended September 30, 1998 was primarily for new equipment in retail operations, acquisition of new retail locations, and expansion of distribution warehouses. Annual capital expenditures going forward, excluding further acquisitions of retail and distribution operations, are estimated at $6-8 million and will principally be used for the renovation and addition of retail facilities, and for general corporate expenditures.

     The Company anticipates that its principal use of cash going forward will be working capital requirements, debt service requirements, and capital expenditures. In addition, the Company expects to pay $5.0 million relating to consolidation of warehouse and office facilities, severance obligations, and other exit costs over the next twelve months.

     Based upon current and anticipated levels of operations, the Company believes that its cash flow from operations, together with amounts available under the New Credit Facility, will be adequate to meet its anticipated requirements. There can be no assurance, however, that the Company's business will continue to generate sufficient cash flow from operations in the future to service its debt, and the Company may be required to refinance all or a portion of its existing debt, or to obtain additional financing. These increased borrowings may result in higher interest payments. In addition, there can be no assurance that any such refinancing would be possible or that any additional financing could be obtained. The inability to obtain additional financing could have a material adverse effect on the Company.

YEAR 2000 COMPLIANCE

     Portions of some of the accounting and operational systems and software used by the Company in its business identify years with two digits instead of four. If not corrected, these information technology systems may recognize the year 2000 as the year 1900, which might cause system failures or inaccurate reporting of data that disrupts operations. The Company has completed an internal assessment of all of the business applications and related software used in its information technology systems, including those of the New Businesses, in order to identify where "Year 2000" problems exist. As a result of this review, the Company believes that all of its information technology systems and software either are Year 2000 compliant or can be brought into compliance by October of 1999, although there can be no assurance that any required remediation will be completed in a timely manner.

     In addition, the Company is contacting non-information technology vendors to ensure that any of their products currently used in the Company's business adequately address Year 2000 issues. Areas being reviewed include warehouse equipment, telephone and voice mail systems, security systems and other office and site support systems. Although there can be no assurance, the Company believes based on its review that Year 2000 problems in its non-information technology systems will not cause a material disruption in the Company's business.

     The Company also may be vulnerable to business interruptions caused by unremedied Year 2000 problems on its significant suppliers of products or services. The Company has initiated formal communications with significant suppliers, including the country's major tire manufacturers, to determine the extent to which the Company's operations may be affected by such third parties' Year 2000 non-compliance. Each of the major tire manufacturers has informed the Company that it anticipates no disruption of tire supply or provision of significant business information as a result of Year 2000 problems. The Company's wholesale and retail customer base is highly fragmented, with no single customer accounting for a significant portion of the Company's business. Accordingly, although it has not attempted to survey its customers, the Company believes that no significant risk exists in connection with Year 2000 problems on the part of any of its customers.

     The Company does not expect the historical and estimated costs associated with bringing the Company's information technology and non-information technology systems into Year 2000 compliance, including software modification, equipment replacement and payments to outside solution providers, to be material. However, if Year 2000 issues in the Company's information technology and non-information technology systems are not remedied in a timely manner, or if Year 2000 problems on the part of the Company's customers and suppliers exist and are not remedied in a timely manner, there can be no assurance that significant business interruptions or increased costs having a material adverse effect on the business, financial condition or results of operations of the Company will not occur in connection with the change in century. Risks of Year 2000 non-compliance on the part of the Company or any of its significant suppliers could include interruptions in supply from tire manufacturers, disruption of the Company's internal and external distribution network, reduced customer service capabilities, breakdown of inventory control and fulfillment systems and impairment of essential information technology systems used by management. The Company has not established nor does it plan to establish a contingency plan for Year 2000 compliance issues.

FACTORS AFFECTING FUTURE RESULTS

     The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that relate to the Company's future plans, objectives, estimates and goals. These statements are subject to numerous risks and uncertainties, including, among others, the ability of the Company to; maintain existing relationships with long standing vendors; successfully implement its business strategy; integrate the new divisions; and market and sell new products. These and other risks and uncertainties are described in the Company's Prospectus included in the Company's Registration Statement on Form S-4 (File No. 333-61713). These risks and uncertainties could cause actual results and developments to be materially different from those expressed or implied by any of the forward-looking statements included herein.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has entered into interest rate swap agreements from time to time to manage exposure to fluctuations in interest rates. As of September 30, 1998, interest rate swap agreements were in place covering notational amounts of approximately $25.0 million of indebtedness, expiring at various dates through October 2000, at an average interest rate of 8.53%. The Company does not anticipate entering into swap agreements or hedging arrangements for additional amounts at this time

                                    PART II

ITEM 1: LEGAL PROCEEDINGS

     The Company's Winston subsidiary was named as a defendant in a class action lawsuit filed on June 10, 1998 in Los Angeles County Superior Court on behalf of certain Winston employees alleging violations of certain California wage regulations and unfair business practices statutes. The Company believes that Winston's operations, including its wage practices, fully comply with applicable California and federal legal requirements and that the plaintiffs' claims are without merit. The Company is vigorously defending the matter in coordination with its liability insurers. The Company believes that these insurers will be responsible for defending some or all of the claims involved in the lawsuit, and that a part of any potential losses may be covered under applicable insurance policies.

     The Company has also been named as a defendant in various other claims and lawsuits arising in the normal course of business. The Company believes that the facts do not support the plaintiffs' claims and intends to vigorously contest each of them. To the Company's knowledge, except as described in the previous paragraph, it is not currently a party to any litigation that would have a material adverse effect on the Company.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

       Exhibit 11       Computation of Earnings Per Share

       Exhibit 12.1 Statement Regarding: Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

         Exhibits 27.1-.4  Financial Data Schedules

     (b) Report on Form 8-K
         The Company did not file any reports on 8-K during the three months ended September 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          The J.H. Heafner Company, Inc.

Dated: November 12, 1998          /s/ WILLIAM H. GAITHER
                          ---------------------------------------
                                    William H. Gaither
                           President and Chief Executive Officer
                               (Principal Executive Officer)

Dated: November 12, 1998            /s/ DONALD C. ROOF
                          ---------------------------------------
                                      Donald C. Roof
                                 Senior Vice President and
                                  Chief Financial Officer
                               (Principal Financial Officer)

Dated: November 12, 1998           /s/ J. LEWIS MCKNIGHT
                          ---------------------------------------
                                     J. Lewis McKnight
                          Controller and Chief Accounting Officer
                              (Principal Accounting Officer)