Form 10-K405
period 1998-12-31
J H HEAFNER CO INC
filed 1999-03-31
CIK 1068152

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                  COMMISSION FILE NUMBER 33-

                         THE J.H. HEAFNER COMPANY, INC.
             (Exact name of registrant as specified in its charter)

               NORTH CAROLINA                                   56-0754594
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                     Identification Number)

                      2105 WATER RIDGE PARKWAY, SUITE 500
                        CHARLOTTE, NORTH CAROLINA 28217
         (Address, including zip code, of principal executive offices)

                                 (704) 423-8989
              (Registrant's telephone number, including area code)

          Securities registered pursuant To Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant: NONE

Number of common shares outstanding at March 29, 1999:  COMMON STOCK:  5,097,667
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
ITEM 1.   Description of Business.....................................    1
          General Development of Business.............................    1
          The Transactions............................................    2
          Financial Information about Industry Segments...............    3
          Narrative Description of Business...........................    3
          Industry Overview...........................................    4
          Operations..................................................    4
          Products....................................................    5
          Suppliers...................................................    6
          Customers...................................................    6
          Competition.................................................    7
          Trademarks..................................................    7
          Seasonality and Inventory...................................    7
          Working Capital Practices...................................    7
          Information System and Technology...........................    8
          Environmental Matters.......................................    8
          Employees...................................................    8
          Business Subject to Governmental Contracts..................    9
          Cautionary Statement on Forward-Looking Statements..........    9
ITEM 2.   Description of Properties...................................    9
ITEM 3.   Legal Proceedings...........................................   11
ITEM 4.   Submission of Matters to a Vote of Security Holders.........   12

                                  PART II
ITEM 5.   Market for Registrant's Common Stock and Related Security
          Holder Matters..............................................   12
ITEM 6.   Selected Financial Data.....................................   13
ITEM 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   14
ITEM 7A   Quantitative and Qualitative Disclosure About Market Risk...   19
ITEM 8.   Financial Statements and Supplementary Data.................   19
ITEM 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   41

                                  PART III
ITEM 10.  Directors and Executive Officers of the Registrant..........   41
ITEM 11.  Executive Compensation......................................   43
ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   49
ITEM 13.  Certain Relationships and Related Transactions..............   51

                                  PART IV
ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   53
          Signatures..................................................   58

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

     This report contains trademarks, tradenames or registered marks of Heafner and other entities, including Regul(R) tires, Winston(R) tires, Pacer(R) custom wheels, ICW(R) custom wheels and Magnum(R) automotive lifts.

GENERAL DEVELOPMENT OF BUSINESS

     The J.H. Heafner Company, Inc. (together with its subsidiaries, "Heafner") believes that it has become one of the leading tire distributors and retailers in the United States in terms of sales and number of tires distributed. Heafner's development has been marked by the addition of five warehouses in the Southeast, increased emphasis on its private-label brand strategy, development of electronic data interlinks with its customers and suppliers and by the construction of a new mixing warehouse close to its North Carolina headquarters. With Heafner's acquisition of Oliver & Winston ("Winston") in 1997, it entered the retail tire distribution market in California, becoming one of the nation's largest tire retailers in terms of number of outlets. With the acquisitions of Speed Merchant, d/b/a Speed Merchant and Competitive Parts Warehouse, and its subsidiary ("CPW") and ITCO Logistics Corporation and its subsidiaries ("ITCO") in 1998, Heafner expanded its West Coast distribution network and solidified its position in the Southeastern wholesale tire distribution market. See "The Transactions," below. Heafner's wholesale and retail operations are divided among three principal corporate entities:

     - Heafner, organized in 1935 and into which ITCO was merged in 1998, and Heafner's subsidiaries:

     -  Winston, founded in 1962 and acquired by Heafner in 1997, and

     -  CPW, founded in 1971 and acquired by Heafner in 1998.

     With the acquisitions of ITCO and CPW, Heafner believes that it is one of the largest independent suppliers of tires to the replacement tire market in the United States in terms of sales and number of tires distributed. Heafner's wholesale distribution operations accounted for approximately 83.8% of Heafner's total net sales, on a pro forma basis, in 1998. With 65 distribution centers servicing 26 states, Heafner believes that it is the largest independent distributor of new replacement tires in terms of number of tires shipped in the Southeast and in California. Through this distribution network, Heafner's wholesale divisions supplied 12.6 million tires in 1998 and currently serve an average of 25,000 customers each month. Through its retail division, Heafner also operates over 200 retail tire and automotive service outlets in California and Arizona which sold over 1.2 million tires in 1998. Heafner's Winston subsidiary, which operates 190 of Heafner's retail tire and automotive service outlets, was the fifth largest independent tire dealer in the United States in 1998 based on number of company-owned retail stores. Heafner generally stocks approximately 12,000 stock keeping units, or "SKUs," of tires in its distribution centers. Heafner supplies premium, economy and private-label brands of tires manufactured by the major tire manufacturers, including Michelin, which manufactures the B.F. Goodrich and Uniroyal brands, Kelly-Springfield, which is a division of Goodyear, and Dunlop, Bridgestone/Firestone and Pirelli. Heafner's private-label tires are sold under the Winston and Regul trademarks. In addition to its tire sales, Heafner believes that it is a significant independent distributor and retailer of aftermarket wheels, automotive replacement parts and accessories and automotive service equipment.

     Heafner believes that the combination of Heafner, ITCO and CPW represents a distinct opportunity to broaden product offerings, strengthen manufacturer relationships, develop new competencies in its organization and strengthen its presence in the Southeast and the West. Heafner believes that the ITCO merger will enable its Eastern wholesale division to provide more cost-effective service and will increase its distribution capacity, positioning it for expansion into new geographic areas. Heafner believes that the acquisition of CPW, including CPW's distribution facilities, will establish a broader supply network with more frequent delivery capabilities for Heafner's Winston retail stores, improving Heafner's ability to restock inventory and obtain customer-requested products on a more timely basis. In addition, Heafner expects to realize significant cost savings and operating efficiencies and improvements that will contribute to its goal of increasing future profitability.

     In fiscal 1998, on a consolidated basis, Heafner generated pro forma net sales of $923.8 million, EBITDA of $30.5 million and a net loss of $3.7 million. In 1998, on a pro forma basis, sales of tires accounted for approximately 78.4% of Heafner's consolidated net sales, while sales of automotive service and parts accounted for 9.1% of Heafner's consolidated net sales, sales of custom wheels accounted for 6.7%, sales of automotive service equipment accounted for 5.6%, and sales of other products accounted for 0.2%.

THE TRANSACTIONS

     ITCO merger and CPW acquisition. On May 20, 1998, a wholly-owned subsidiary of Heafner was merged with ITCO Logistics Corporation (the "ITCO merger"), with ITCO Logistics Corporation surviving as a new, wholly-owned subsidiary of Heafner. After the closing of the ITCO merger, ITCO's then-existing subsidiaries, all of which had been acquired by Heafner through the ITCO merger, were consolidated into ITCO, which in turn was merged into Heafner. Also on May 20, 1998, Heafner acquired all of the issued and outstanding shares of CPW from CPW's stockholders (the "CPW acquisition").

     Repayment of debt. On the closing date of the ITCO merger and the CPW acquisition, Heafner repaid $16.0 million of subordinated debt it had outstanding and $10.3 million in borrowings outstanding under a term loan.

     Credit facility. The financing necessary to complete the ITCO merger, the CPW acquisition and the repayment of Heafner's outstanding subordinated debt was obtained from the proceeds of the offering of Heafner's Series A 10% Senior Notes Due 2008, which is described below, as well as borrowings under an amended and restated senior revolving credit facility entered into on May 20, 1998 (the "credit facility"). The credit facility replaced Heafner's then-existing senior credit facility, referred to as the "old credit facility." An ITCO facility with Fleet Capital Corporation (the "ITCO facility"), was repaid and terminated on July 15, 1998. For purposes of the financial and other information in this report, amounts outstanding under the old credit facility and the ITCO facility have been treated as repaid on May 20, 1998 and borrowed on that date under the credit facility.

     Series A notes offering and Series B exchange offer. Simultaneously with the closing of the ITCO merger and the CPW acquisition, Heafner completed the offer (the "Series A notes offering") of $100.0 million aggregate principal amount of its Series A 10% Senior Notes Due 2008 (the "Series A notes"). Heafner sold the Series A notes to the initial purchasers, Credit Suisse First Boston and BancBoston Robertson Stephens Inc. (formerly BancBoston Securities Inc.) in a private offering not subject to the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). The initial purchasers then resold the Series A notes in reliance upon Rule 144A under the Securities Act. In accordance with a registration rights agreement among Heafner, certain of Heafner's subsidiaries and the initial purchasers, Heafner filed a registration statement with the SEC on August 18, 1998 with respect to a registered exchange offer (the "Series B exchange offer") of all of its outstanding Series A notes for an equal aggregate principal amount of its Series B 10% Senior Notes Due 2008 (the "Series B notes"), identical in all material respects to the Series A notes except that the Series B notes are freely transferable. That registration statement, as amended, was declared effective by the SEC and the Series B exchange offer was commenced on October 16, 1998. The Series B exchange offer closed on November 16, 1998. All of the outstanding Series A notes were tendered in the Series B exchange offer, and no additional Series A notes are outstanding or permitted to be issued.

     Series C notes offering. On December 1, 1998, Heafner sold to the same initial purchasers $50.0 million aggregate principal amount of its Series C 10% Senior Notes Due 2008 (the "Series C notes") in a private offering not subject to the registration requirements of the Securities Act. The initial purchasers then resold the Series C notes in reliance upon Rule 144A under the Securities Act. All of the Series C notes remain outstanding. The terms of the Series C notes are identical in all material respects to the Series B notes, except that there are restrictions on the transfer of the Series C notes.

     The ITCO merger, the reclassification of Heafner's stock, the CPW acquisition, obtaining financing under the credit facility, the offering of the Series A notes, the application of the proceeds of the Series A notes and the credit facility and the related transactions are collectively referred to as the "Transactions."

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The business of Heafner is principally conducted in three industry segments: Eastern wholesale, Western wholesale and Western retail. The financial statements for the years ended December 31, 1998, 1997 and 1996, which are included in Item 8 of this report, reflect the information relating to these segments for each of Heafner's last three fiscal years.

NARRATIVE DESCRIPTION OF BUSINESS

HEAFNER-ITCO DIVISION

     Heafner acquired ITCO on May 20, 1998. Following that acquisition, ITCO's subsidiaries were merged into ITCO, and ITCO was merged into Heafner. Heafner's historical wholesale operations and ITCO's business became the Heafner-ITCO division. Founded in 1962, ITCO was, at the time it was acquired by Heafner, one of the largest wholesale distributors of tires, custom wheels, equipment and tire dealer supplies in the Southeast in terms of sales and number of tires distributed. On a pro forma basis, the Heafner-ITCO division had net sales for 1998 of approximately $627.3 million and shipped more than 8.4 million passenger and light truck tires and 285,000 medium truck tires. The Heafner-ITCO division's products include flag brands manufactured by Michelin, including the B.F. Goodrich and Uniroyal brands, Bridgestone/Firestone and Dunlop. House brands include Monarch, manufactured by Kelly-Springfield, as well as other house brands manufactured by Michelin, Bridgestone/Firestone, Kelly-Springfield and Dunlop. Private label products include Regul Tires, Winston tires, Pacer custom wheels and custom wheels manufactured by Ultra and private-branded under the ICW name. Tire sales represented approximately 83.7% of the Heafner-ITCO division's pro forma net sales in 1998.

WINSTON

     On May 7, 1997, Heafner entered the retail tire business with its acquisition of Winston. Founded in 1962, Winston has grown to become the fifth largest independent tire dealer in the country in 1998, based on the number of company-owned retail stores. Winston sold more than 1.2 million tires as well as other automotive products in 1998 through its chain of 190 retail stores in California and Arizona for net sales in 1998 in excess of $149.8 million. Each Winston store offers customers multiple choices of flag brands manufactured by Michelin, including the B.F. Goodrich and Uniroyal brands, Pirelli and, beginning in June 1998, Goodyear, as well as the Winston tire private-label brand and related automotive products and services, including Quaker State oil products and Monroe and Raybestos ride control products. Tire sales represented approximately 61.7% of Winston's 1998 net sales.

CPW

     Heafner acquired CPW on May 20, 1998. Started in 1971 as a performance automotive shop, CPW is now primarily a wholesale distributor specializing in replacement market sales of tires, parts, wheels and equipment. CPW also operates a network of 20 retail stores in California and Arizona. Of CPW's retail stores, 15 sell flag brand high performance as well as regular grade tires, wheels and related automotive products, while the remaining five retail stores sell only automotive parts. On a pro forma basis, CPW's net sales for 1998 were approximately $146.7 million and CPW shipped more than 1.9 million passenger and light truck tires. CPW's flag brand tire offerings include Michelin, Dunlop, B.F. Goodrich, Uniroyal and Pirelli. Its private-label brand tire offerings include Lee, Centennial, Mickey Thompson, Starfire, Cooper and Nankang. CPW believes that it is one of the largest distributors of high performance tires in California. CPW also sells parts, wheels, and equipment built by nationally recognized manufacturers. Tire sales represented approximately 72.8% of CPW's total pro forma sales for 1998. Sales of high performance tires represented approximately 31% of CPW's total pro forma net sales for the same period.

INDUSTRY OVERVIEW

     Purchasers in the United States spent approximately $18.6 billion on new replacement tires in 1998. Of that amount, passenger tires accounted for approximately 58% of sales, light truck tires accounted for approximately 16%, truck tires accounted for approximately 21% and farm, specialty and other types of tires accounted for approximately 5%. The number of new replacement tires shipped in the United States for passenger cars and light trucks increased from
164.6 million tires in 1986 to 214.5 million tires in 1998. Heafner believes that the factors that have contributed to this growth include increases in both the number and average age of cars as well as passenger miles driven in the United States.

     Consumers of new replacement tires in the United States obtain them from several principal sources, including independent tire dealers, manufacturer-owned retail stores, mass merchandisers such as Sears and Wal-Mart, auto supply chain stores and wholesale clubs and discounters. Independent tire dealers, which represent the largest customer base served by Heafner, are the largest point of sale suppliers of new replacement passenger tires to the United States market. Independent tire dealers accounted for approximately 59.5% of retail sales of domestic replacement passenger tires in 1998.

     Independent tire dealers obtain their inventory of new replacement tires through three principal sources: tire manufacturers, independent wholesale distributors like Heafner, and dealer-owned warehouses. Other sources include discount or price clubs and tire outlet chains. Industry estimates indicate that independent wholesale distributors provided approximately one-third of the passenger and light truck new replacement tires supplied to independent tire dealers, and approximately 25% of all passenger and light truck new replacement tires reaching the consumer market, in 1998. Heafner believes that, in recent years, certain tire manufacturers have reduced their supply to small independent tire dealers due to the inefficiencies of supplying a small amount of product to a large number of locations. At the same time, manufacturers have increased their supplies to independent wholesale distributors, such as Heafner, who are able to deliver tires to a large number of independent tire dealers with greater efficiency.

     The replacement tire market for passenger cars and light trucks consists of three primary types of tires: "flag" brands, which are premium tires made by the major tire manufacturers; associate or "house" brands, which are primarily economy brand tires made by the major tire manufacturers; and private-label brands, which are brands made by tire manufacturers generally for independent tire wholesale distributors and retailers. In 1998, flag brands constituted approximately 52% of the United States passenger and light truck replacement tire markets, private-label brands constituted approximately 29% of those markets and house brands made up approximately 19% of those markets.

OPERATIONS

     Wholesale Divisions. The Heafner-ITCO and CPW wholesale divisions of Heafner accounted for approximately 83.8% of Heafner's net sales, on a pro forma basis, in 1998. With 65 distribution centers servicing 26 states, Heafner believes that it is the largest independent distributor of replacement tires in the Southeast and in California. Through this distribution network, Heafner supplied 12.6 million tires in 1998.

     Heafner's distribution network provides daily delivery to its tire dealer customers in most areas and, in major markets, provides delivery two to four times a day. Heafner has been able to offer reliable, timely and frequent deliveries to its customers by utilizing its inventory management systems that link its distribution facilities to its major customers and electronic data links directly with Michelin and Kelly-Springfield, its two largest suppliers. This level of just-in-time service is intended to allow Heafner's customers to reduce investment in inventories while still enabling them to provide a full range of products to consumers. Heafner believes that software and on-line programs, such as Heafner's "HeafNet" electronic interlink service, will play an increasingly important role for its distribution customers. See "-- Information Systems and Technology." Heafner's fleet of approximately 650 trucks also facilitates frequent deliveries to its distribution customers.

     In order to improve efficiency in its Southeastern operations, Heafner utilizes a large mixing warehouse located in Lincolnton, North Carolina where products are sorted for shipments to customers located outside the territories typically served by the distribution network. The mixing warehouse also enables Heafner to make volume purchases from suppliers when advantageous and ship the resulting inventory to distribution centers within its network. Heafner believes that this mixing and accessibility of inventory enables Heafner's customers to expand sales opportunities without the burden and expense of large investments in inventory.

     As an additional service to its customers, Heafner may pass through to its distribution customers all or a portion of credits from tire manufacturers for advertising or special promotions on tires or other products. These credits assist Heafner's customers in budgeting for their advertising and similar operating expenses. Heafner also participates in and sponsors dealer conferences among its customers in order to keep them informed of industry trends and new product offerings. In addition, as Heafner's retail expertise grows, Heafner intends to continue to make this expertise available to its independent tire retailer customers in order to enhance customer relations.

     Retail Division. Heafner's retail division operates over 200 retail tire and service outlets in California and Arizona, including 190 tire and automotive service outlets operated by Winston. Winston was the fifth largest independent tire dealer in the United States in 1998 based on number of company-owned retail stores. Heafner believes that the strength of the Winston retail franchise in California may make it suitable for expansion in the West. Heafner's CPW subsidiary, which began as a performance automotive shop in 1971, currently operates 20 of Heafner's retail stores in California and Arizona. Of these retail stores, 15 sell flag brand high performance as well as regular grade tires, wheels and related automotive products, while the remaining five sell only automotive parts.

     The following chart shows the geographical distribution of Heafner's retail locations:

REGION                                                          WINSTON    CPW    TOTAL
------                                                          -------    ---    -----
Southern California.........................................      130       0      130
Sacramento/California Central Valley........................       33       1       34
Northern California.........................................       24       8       32
Arizona.....................................................        3      11       14
                                                                  ---      --      ---
  Totals....................................................      190      20      210

     Through Winston's retail locations, the average size of which is approximately 4,400 square feet, Heafner also provides automotive repair and service, such as wheel alignment, oil changes and brake repair. These services accounted for approximately 43.9% of Winston's total net sales in 1998.

     Winston provides its customers with a guarantee on all products and services and believes that its emphasis on customer service distinguishes it from many of its competitors. Winston also conducts an eight-week training course for its store managers and mechanics and routinely monitors the performance of its customer service representatives. Through its strong consumer protection program, which includes sending mystery shoppers to store locations, Winston seeks to ensure that services and sales tactics comply with California consumer protection regulations covering the automotive services industry. Winston's programs have been highlighted by the California Bureau of Automotive Repair in its publications as examples of how compliance with such regulations can and should be achieved.

PRODUCTS

     Heafner sells a broad selection of tires, custom wheels, automotive service equipment and related products manufactured by the leading manufacturers of those products. Heafner's products include flag brand tires manufactured by Michelin, including the B.F. Goodrich and Uniroyal brands, private-label products such as Regul tires, Winston tires and Pacer custom wheels, and house brand products such as Monarch tires, manufactured by Kelly-Springfield. Heafner generally stocks approximately 12,000 SKUs of tires in its distribution centers. Heafner also distributes alignment service equipment manufactured by Hunter Engineering Company and tire changers and balancers built by Hennessey Industries, Inc. (a division of the Danaher Corporation), both leading manufacturers in their respective fields. Heafner sells many other products, including tires for the medium truck, farm and industrial markets, automotive service equipment, wheel weights and tubes. In addition, through CPW's operations, Heafner supplies over 250,000 SKUs of automotive parts and accessories. Through Winston's retail tire and automotive service outlets, Heafner offers other automotive products such as Quaker State oil products and Monroe and Raybestos ride control products. Heafner believes that products sold by ITCO and CPW will complement Heafner's existing product line and, in the case of CPW, increase Heafner's sales of high-performance tires and automotive parts and accessories. Heafner intends to continue to provide its customers with a broad choice of flag and private-label products. In 1998, on a pro forma basis sales of tires accounted for approximately 78.4% of Heafner's total net sales, sales of automotive service and parts accounted for 9.1% sales of custom wheels accounted for 6.7%, sales of automotive service equipment accounted for 5.6%, and sales of other products accounted for 0.2%.

SUPPLIERS

     Heafner purchases its products in finished form from all major tire manufacturers and other suppliers. In 1998, Heafner purchased in excess of 12.2 million tires, representing approximately 5.7% of the total U.S. replacement tire market. Approximately 86% of Heafner's total tire purchases, in units, in 1998 were supplied by Michelin, Kelly-Springfield, Dunlop and Bridgestone/Firestone.

     Of the total 1998 U.S. new replacement passenger tire market, Michelin (including the B.F. Goodrich and Uniroyal brands) accounted for 14.0%, Bridgestone/Firestone accounted for 16.0% and the leader, Goodyear, accounted for 23.0%. Of the total 1998 U.S. replacement light truck tire market, Michelin, including the B.F. Goodrich and Uniroyal brands, accounted for 16.5%, Bridgestone/Firestone accounted for 15.0% and Goodyear accounted for 22.0%. Of Heafner's principal private-label brands, Winston tires are manufactured exclusively by Kelly-Springfield and Regul tires are manufactured by both Michelin and Kelly-Springfield.

     There are a number of worldwide manufacturers of wheels and other automotive products and equipment. Most of the wheels purchased by Heafner are private-label custom brands, such as Pacer and ICW, and are produced by a variety of manufacturers. Heafner purchases equipment and other products from multiple sources, including industry leaders such as Hunter Engineering Company and Hennessey Industries, Inc. (a division of the Danaher Corporation).

     With the exception of a long-term contract with Kelly-Springfield (the "Kelly-Springfield Supply Agreement"), Heafner's supply arrangements with its major suppliers generally are oral or written arrangements which are renegotiated annually. Although there can be no assurance that these arrangements will be renewed, or renewed on favorable terms, Heafner has conducted business with its major tire suppliers for many years and believes that it has strong relationships with all of its major suppliers.

     Heafner purchases certain private-label and house brand tires, including the Winston and Monarch products, from Kelly-Springfield. Purchases under the Kelly-Springfield Supply Agreement are made at prices specified from time to time in the manufacturer's pricing schedule. Under the Kelly-Springfield Supply Agreement, Heafner must purchase all of its requirements of Winston brand tires from Kelly-Springfield during the term of the agreement, except that it may purchase Winston brand tires from other manufacturers if Kelly-Springfield is unable or unwilling to meet its supply obligations under the agreement. The initial term of the Kelly-Springfield Supply Agreement expires on May 7, 2007 and the agreement is automatically renewable for successive three-year terms after then. The Kelly-Springfield Supply Agreement may be terminated by either party upon twelve months' advance notice. Kelly-Springfield is the sole holder of Heafner's Series A preferred stock and Series B preferred stock, as discussed below under "Certain Relationships and Related Transactions -- Preferred Stock."

CUSTOMERS

     Wholesale. Through its Heafner-ITCO and CPW wholesale divisions, Heafner distributes tires and related automotive products principally to independent tire dealers. Heafner's other customers include national retail chains, service stations, general automotive repair facilities, auto parts stores, automobile dealers and specialty automotive repair facilities. Heafner generally requires payment from its customers within 30 days, although it may tailor programs for its larger customers. In 1998, Heafner's wholesale divisions served an average of more than 25,000 customers in each month. Heafner's largest customer accounted for less than 0.6% of Heafner's pro forma net sales for 1998 and Heafner's top 25 customers accounted for less than 5% of Heafner's pro forma net sales for 1998.

     Retail. Heafner's retail operations attract a variety of individual consumers in the areas they serve. Through the Winston retail chain, Heafner also offers accounts to its corporate retail customers. Winston's corporate accounts represent approximately 17.0% of its tire business.

COMPETITION

     The industry in which Heafner does business is highly competitive, and many of Heafner's competitors have resources significantly greater than Heafner's. Tire manufacturers distribute tires to the retail market by direct shipments to independent tire dealers, national retail chains such as Sears and Wal-Mart and manufacturer-owned retail stores as well as through shipments to independent wholesale distributors. A number of independent wholesale tire distributors also compete in the regions in which Heafner does business. In its retail business, Heafner also faces competition from national chains and department stores, other independent tire stores, tire manufacturer-owned stores, discount and warehouse clubs and other automotive product retailers.

     Heafner believes that the principal competitive factors in its business are reputation, breadth of product offering, delivery frequency, price and service. Heafner believes that it competes effectively in all aspects of its business due to its ability to offer a broad selection of flag and private-label branded products, its competitive prices and its ability to provide quality services in a timely manner.

TRADEMARKS

     The major brand names under which Heafner markets its products are trademarks of Heafner. Those brand names are considered to be of material importance to Heafner's business because they both develop brand identification and foster customer loyalty. All of Heafner's trademarks are of perpetual duration so long as periodically renewed, and Heafner currently intends to maintain all of them in force. The major brand names under which Heafner markets its products are:

     -  Regul tires,

     -  Winston tires,

     -  Pacer custom wheels,

     -  ICW custom wheels, and

     -  Magnum automotive lifts.

SEASONALITY AND INVENTORY

     Heafner's wholesale distribution and retail service operations typically experience their highest levels of sales from March through October of each fiscal year, with the period from November through February generally experiencing the lowest levels of sales. Heafner's inventories generally fluctuate with anticipated seasonal sales volumes. Heafner believes it maintains levels of inventory that are adequate to meet its customers' needs on short notice. The average of beginning- and end-of-year inventories of Heafner in 1998 was $87.4 million.

     Backlog of orders is not currently significant and has not been for the 1997 and 1998 fiscal years. Orders are filled shortly after receipt from inventories.

WORKING CAPITAL PRACTICES

     Heafner must maintain substantial inventories in connection with its wholesale distribution and retail service operations throughout the year, which fluctuate with anticipated seasonal sales volume. These inventories are generally financed through borrowings under the credit facility, which provides for a revolving credit facility of up to $100 million. The amount of borrowings under the credit facility fluctuates throughout the year. On December 31, 1998, $21.9 million of borrowing was outstanding and an additional $64.7 million could have been borrowed under the credit facility.

     Both the maintenance of substantial inventories and the practice of seasonal borrowing are common to the wholesale tire distribution and retail tire and automotive service industry.

INFORMATION SYSTEMS AND TECHNOLOGY

     Heafner believes that software and on-line programs will play an increasingly important role in linking Heafner to its distribution and retail customers and improving Heafner's management of inventories of tires, wheels and related products.

     Heafner is able to offer reliable, timely and frequent deliveries to its customers by utilizing inventory-management systems that link directly to its major customers and among its distribution facilities and electronic data interlinks directly with Michelin and Kelly-Springfield, its two largest suppliers. Heafner supplies a number of customers with its proprietary "HeafNet" system, which gives customers electronic access to Heafner's warehouses to locate, price and order inventory. Heafner believes this system allows its customers to respond more quickly and efficiently to retail customers' requests for products. Heafner intends to implement a company-wide inventory management system based on the strongest attributes of Heafner's, CPW's and ITCO's existing systems in order to improve the operation of its overall distribution network.

     Heafner also intends to make available to Heafner's retail stores in the West and independent tire dealer customer base in the Southeast interactive software programs focused on the retail customer that are currently offered by CPW to independent tire dealers in the West. For example, CPW currently is a distributor of a software product called Wheel Wizard that allows customers to view a wide assortment of wheels in combination with the make and color of their automobiles. Heafner believes that interactive software programs such as these enhance its ability to market wheels by providing retail dealers devices that take up little floor space, are relatively easy to use and are customer oriented.

ENVIRONMENTAL MATTERS

     Heafner's operations and properties are subject to federal, state and local laws, regulations and ordinances relating to the use, storage, handling, generation, transportation, treatment, emission, release, discharge and disposal of certain materials, substances and wastes under which Heafner could be held strictly, jointly and severally liable for costs associated with the investigation and clean-up of contaminated properties. The nature of Heafner's existing and historical operations exposes it to the risk of liabilities or claims with respect to environmental matters, including off-site disposal matters. For example, in its automotive service operations Heafner handles waste motor oil and hydraulic brake fluid, the storage and disposal of which is strictly regulated by federal and state authorities. Heafner contracts with outside services to handle disposal of these materials.

     Heafner believes that it currently complies with all relevant environmental regulations and it does not incur significant costs maintaining compliance with those laws. However, Heafner could incur material costs in connection with environmental liabilities or claims. In addition, future events such as changes in existing laws and regulations or in their interpretation, could give rise to additional compliance costs or liabilities that could have a material effect on Heafner's business or earnings. Expenditures related to environmental matters have not had, and are not expected to have, a material effect on Heafner's business or earnings.

EMPLOYEES

     Heafner employed approximately 3,241 people as of December 31, 1998, of whom approximately 1,631 were employed in its wholesale divisions and approximately 1,610 were employed in its retail division. None of Heafner's employees are represented by a union. Heafner believes its employee relations are satisfactory.

BUSINESS SUBJECT TO GOVERNMENTAL CONTRACTS

     No material portion of the business of Heafner is subject to renegotiation of contracts with, or termination by, any governmental agency.

CAUTIONARY STATEMENTS ON FORWARD-LOOKING INFORMATION

     This report contains "forward looking statements," which are statements other than statements of historical facts. These forward-looking statements are principally contained under Items 1 and 7 and in statements using phrases such as "expects" or "anticipates" located throughout this report. The forward-looking statements include, among other things, Heafner's expectations and estimates about its business operations, strategy, future costs savings and integration of ITCO and CPW, and its expectations and estimates about its future financial performance, including its financial position, cash flows from operations, capital expenditures and ability to refinance indebtedness.

     The forward-looking statements are subject to risks, uncertainties and assumptions about Heafner and about the future, and could prove not to be correct. Cautionary statements describing factors that could cause actual results to differ materially from Heafner's expectations are discussed in this report, including in conjunction with the forward-looking statements included in this report. All subsequent written or oral forward-looking statements attributable to Heafner or to persons acting on behalf of Heafner are expressly qualified in their entirety by those cautionary statements.

     Heafner undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur.

ITEM 2.  DESCRIPTION OF PROPERTIES.

     Heafner's principal properties are geographically situated to meet sales and operating requirements. All of Heafner's properties are considered to be both suitable and adequate to meet current operating requirements. Heafner is reviewing its properties to determine whether certain facilities could be consolidated into other locations. At present, Heafner plans to close 8 to 10 distribution warehouses in the Southeast and is considering closing a distribution warehouse in California in order to eliminate redundancies within its Heafner-ITCO and CPW wholesale divisions. Although there can be no assurance that it will be successful in doing so, Heafner believes that, particularly with respect to its distribution centers, it may obtain cost savings and efficiencies by closing or consolidating certain facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Distribution Centers. The following table sets forth certain information regarding Heafner's warehouse and distribution facilities as of December 31, 1998:

                                                                           OWNED/
LOCATION                                                        COMPANY    LEASED
--------                                                        -------    ------
Alabama:
  Birmingham................................................    Heafner    Leased
  Cullman...................................................     ITCO      Leased
  Mobile....................................................    Heafner    Leased
  Montgomery................................................     ITCO      Leased
Arizona:
  Mesa......................................................      CPW      Leased
Arkansas:
  Little Rock...............................................    Heafner    Leased
  Texarkana.................................................    Heafner     Owned

                                                                           OWNED/
LOCATION                                                        COMPANY    LEASED
--------                                                        -------    ------
California:
  Fresno....................................................      CPW       Owned
  Moorpark..................................................      CPW      Leased
  Rancho Cucamonga..........................................      CPW      Leased
  Sacramento................................................      CPW      Leased
  San Jose(a)...............................................      CPW      Leased
  Santa Fe Springs..........................................      CPW      Leased
Florida:
  Fort Myers................................................     ITCO      Leased
  Jacksonville..............................................     ITCO      Leased
  Medley....................................................     ITCO      Leased
  Orlando...................................................     ITCO      Leased
  Pensacola.................................................    Heafner     Owned
  Tallahassee...............................................    Heafner     Owned
  Tampa.....................................................     ITCO      Leased
  West Palm Beach...........................................     ITCO      Leased
Georgia:
  Augusta...................................................    Heafner    Leased
  Rome......................................................     ITCO       Owned
  Savannah..................................................     ITCO      Leased
  Tucker....................................................     ITCO      Leased
  Warner Robins.............................................     ITCO      Leased
Kentucky:
  Lexington.................................................    Heafner    Leased
  Louisville................................................    Heafner    Leased
Maryland:
  Baltimore.................................................     ITCO      Leased
  Landover..................................................     ITCO      Leased
  Salisbury.................................................     ITCO       Owned
Mississippi:
  Jackson...................................................    Heafner    Leased
Missouri:
  Springfield...............................................    Heafner    Leased
North Carolina:
  Asheville.................................................    Heafner     Owned
  Burlington................................................     ITCO      Leased
  Charlotte.................................................    Heafner     Owned
  Charlotte.................................................     ITCO       Owned
  Fayetteville..............................................     ITCO      Leased
  Greensboro................................................    Heafner    Leased
  Lincolnton................................................    Heafner     Owned
  Lumberton.................................................    Heafner     Owned
  Raleigh...................................................    Heafner     Owned
  Wilmington................................................     ITCO      Leased
  Wilson....................................................     ITCO      Leased
  Winston-Salem.............................................    Heafner    Leased

                                                                           OWNED/
LOCATION                                                        COMPANY    LEASED
--------                                                        -------    ------
South Carolina:
  Charleston................................................     ITCO      Leased
  Columbia..................................................    Heafner    Leased
  Columbia..................................................     ITCO      Leased
  Florence..................................................    Heafner    Leased
  Mauldin...................................................    Heafner     Owned
  Mauldin...................................................     ITCO       Owned
Tennessee:
  Chattanooga...............................................    Heafner    Leased
  Johnson City..............................................     ITCO      Leased
  Knoxville.................................................    Heafner     Owned
  Knoxville.................................................     ITCO      Leased
  Memphis...................................................    Heafner    Leased
  Nashville.................................................    Heafner    Leased
  Nashville.................................................     ITCO      Leased
Virginia:
  Harrisonburg..............................................     ITCO      Leased
  Norfolk...................................................    Heafner     Owned
  Norfolk...................................................     ITCO      Leased
  Richmond..................................................    Heafner     Owned
  Richmond..................................................     ITCO      Leased
  Roanoke...................................................    Heafner     Owned
  Wytheville................................................     ITCO      Leased

     Retail Stores. As of December 31, 1998, Heafner operated over 200 retail tire and service outlets in California and Arizona, including 190 tire and automotive service outlets operated by Winston. All of these retail outlets are leased. Heafner intends to consolidate the management of all retail tire stores under its retail division.

     Corporate and Executive Offices. In addition to its principal executive offices, Heafner currently has corporate offices in three other locations. In connection with the ITCO merger, ITCO's corporate offices are expected to be consolidated into Heafner's corporate offices in Lincolnton, North Carolina. All of Heafner's corporate and executive offices are leased.

LOCATION                                         COMPANY           USE
--------                                         -------    -----------------
Charlotte, North Carolina....................    Heafner    Executive offices
Lincolnton, North Carolina...................    Heafner    Corporate offices
Burbank, California..........................    Winston    Corporate offices
San Jose, California.........................      CPW      Corporate offices

ITEM 3.  LEGAL PROCEEDINGS.

     Heafner's Winston subsidiary was named as a defendant in a class action lawsuit filed on June 10, 1998 in Los Angeles County Superior Court by plaintiffs Mike Riggs and Edmundo Feria on behalf of themselves and all other Winston store managers similarly situated. The lawsuit alleges that Winston violated certain California wage regulations and unfair business practices statutes by requiring Messrs. Riggs and Feria and the putative class of Winston store managers to work in excess of 40 hours per work week without receiving properly calculated overtime compensation. The plaintiffs seek overtime compensation due and owing, prejudgment interest, certain penalties and attorneys' fees and costs. Heafner believes that Winston's operations, including its wage practices, fully comply with applicable California and federal legal requirements and that the plaintiffs' claims are without merit. Heafner is vigorously defending the matter.

     Heafner is also involved in various other proceedings incidental to the ordinary course of its business. Heafner believes that none of these other proceedings will have a material adverse effect on its business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
        MATTERS.

     Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table sets forth selected historical consolidated financial data of Heafner for the periods indicated. The selected historical financial data as of and for the years ended December 31, 1994 through 1998 are derived from the historical consolidated financial statements of Heafner as of and for those years, which have been audited by Arthur Andersen LLP, independent certified public accountants. The consolidated financial statements of Heafner for each of the years in the three-year period ended December 31, 1998 are included in Item 8 of this report. The following selected historical consolidated financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," included as Item 7, and the consolidated financial statements of Heafner and the related notes, included as Item 8, in this report.

                                                                         FISCAL YEARS ENDED DECEMBER 31,
                                                             --------------------------------------------------------
                                                               1994        1995        1996      1997(A)     1998(B)
                                                             --------    --------    --------    --------    --------
                                                                              (DOLLARS IN THOUSANDS)
STATEMENTS OF OPERATIONS DATA:
Net sales................................................    $161,786    $169,031    $190,535    $311,839    $713,672
Costs of goods sold......................................     134,625     140,811     158,880     233,941     548,035
                                                             --------    --------    --------    --------    --------
Gross profit.............................................      27,161      28,220      31,655      77,898     165,637
Selling, general and administrative expenses.............      25,420      26,584      29,660      74,441     153,153
Special charges..........................................          --          --          --          --       1,409
                                                             --------    --------    --------    --------    --------
Income from operations...................................       1,741       1,636       1,995       3,457      11,075
Interest and other expense, net..........................         520         946         944       3,710      13,294
                                                             --------    --------    --------    --------    --------
Income (loss) from operations before provision (benefit)
  for income taxes and extraordinary charge..............       1,221         690       1,051        (254)     (2,219)
Provision (benefit) for income taxes.....................          --          --          --        (240)        289
                                                             --------    --------    --------    --------    --------
Net income (loss) from operations before extraordinary
  charge.................................................       1,221         690       1,051         (14)     (2,508)
Extraordinary charge.....................................          --          --          --          --      (2,216)
                                                             --------    --------    --------    --------    --------
Net income (loss)........................................       1,221         690       1,051         (14)     (4,724)
Pro forma provision for income taxes.....................         520         325         439          --          --
                                                             --------    --------    --------    --------    --------
Pro forma net income (loss)..............................    $    701    $    365    $    612    $    (14)   $ (4,724)
                                                             ========    ========    ========    ========    ========
CASH FLOWS DATA:
Net cash provided by (used in) operating activities......    $  4,525    $   (363)   $  4,008    $  6,703    $ (9,684)
Net cash used in investing activities....................      (1,350)     (2,200)     (7,626)    (46,459)    (58,070)
Net cash provided by (used in) financing activities......      (2,702)      2,630       3,711      41,252      71,900
Depreciation and amortization............................       1,232       1,062       1,331       5,399      12,316
Capital expenditures.....................................       1,687       2,205       7,865       4,908       8,697
BALANCE SHEET DATA (AT END OF PERIOD)
Working capital..........................................    $ 16,957    $ 19,148    $ 16,913    $ 20,582    $ 56,562
Total assets.............................................      44,844      55,458      59,551     146,508     430,821
Total debt...............................................      12,515      15,632      21,003      64,658     185,336
Stockholders' equity.....................................      11,640      11,719      11,574       7,659      18,124
OTHER DATA:
EBITDA(c)................................................    $  3,352    $  3,060    $  3,847    $  9,987    $ 19,130
Ratio of earnings to fixed charges(d)....................         1.9x        1.4x        1.5x         --          --

---------------

(a) In May 1997, Heafner acquired Winston. The transaction was accounted for using the purchase method of accounting.

(b) In May 1998, the ITCO merger and the CPW acquisition occurred. Each transaction was accounted for using the purchase method of accounting.

(c) EBITDA represents net income before extraordinary item plus income taxes, depreciation and amortization and interest expense. EBITDA for the year ended December 31, 1998 includes $733,000 related to amortization of deferred financing charges that is included as amortization expense for cash flow purposes and interest expense in the consolidated statements of operations. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service or incur indebtedness. However, EBITDA should not be considered an alternative to net income as a measure of operating results or to cash flows from operations as a measure of liquidity in accordance with generally accepted accounting principles. EBITDA as calculated and presented here may not be comparable to EBITDA as calculated and presented by other companies.

(d) In calculating the ratio of earnings to fixed charges, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of interest expense (which includes amortization of deferred financing costs and debt issuance cost) and one-third of rental expense, deemed representative of that portion of rental expense estimated to be attributable to interest. For the years ended December 31, 1997 and 1998, earnings were insufficient to cover fixed charges by $254,000 and $2.2 million, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of the results of operations, financial condition and liquidity of Heafner should be read in conjunction with the financial statements and the related notes included in this report.

OVERVIEW

     Most of Heafner's sales consist of passenger and light truck tires, which in 1998 would have represented approximately 78.4% of its pro forma net sales. The remainder of such sales would have been derived from automotive service and parts (9.1%), custom wheels (6.7%), automotive service equipment (5.6%) and other products (0.2%). Heafner sells its products to a variety of markets, both in terms of end-use and geography. Heafner's distribution channels consist of
(a) Eastern wholesale, (b) Western retail tires and automotive service and (c) Western wholesale. In 1998, on a pro forma basis, net sales through such channels accounted for approximately 67.9%, 16.2% and 15.9%, respectively. Heafner believes that the diversity of its markets helps stabilize Heafner's sales and earnings.

     In connection with the acquisitions of ITCO and CPW (the "Transactions") completed on May 20, 1998, Heafner has recorded a non-recurring extraordinary charge of $3.7 million for the write-off of unamortized financing expenses and discounts and to pay prepayment penalties. Heafner has also recorded a non-recurring restructuring charge to operations of $1.4 million, and has established reserves of $5.2 million related to costs to be incurred in consolidation of distribution, retail, and corporate office facilities, severance obligations, and other related exit costs. Cash payments during the 18 months following the consummation of the Transactions from these items are estimated to be approximately $5.0 million.

     Heafner has identified a number of areas in which it expects to realize annual cost savings as a result of the Transactions. For example, Heafner anticipates cost reductions based on elimination of duplicate corporate expenses, warehouse consolidations and maximizing efficiency of its truck fleet, inventory management systems and customer service functions. In addition, Heafner expects to realize improvements as a result of lower purchase prices on tires and other products as supplier programs are coordinated and Heafner's combined purchasing power is utilized. Although management believes that cost savings in these areas are achievable, there can be no assurance that any such cost reductions or savings will be achieved. The amount of any such potential cost reductions or savings is not yet reasonably determinable.

     RESULTS OF OPERATIONS

     Heafner acquired Winston on May 7, 1997 and CPW on May 20, 1998. The ITCO merger occurred on May 20, 1998. Therefore, results for 1998 include the operations of ITCO and CPW only after May 20, 1998. Results for 1997 exclude results of ITCO and CPW, and include the operations of Winston after May 7, 1997. Results for 1996 include solely the results of Heafner without ITCO, CPW or Winston.

     The following table sets forth each category of statements of operations data as a percentage of net sales:

                                                                FISCAL YEAR ENDED DEC. 31,
                                                                --------------------------
                                                                 1996      1997      1998
                                                                ------    ------    ------
Net sales...................................................    100.0%    100.0%    100.0%
Cost of goods sold..........................................     83.4      75.0      76.8
Gross profit................................................     16.6      25.0      23.2
Selling, general and administrative expenses................     15.6      23.9      21.7
Income from operations......................................      1.0       1.1       1.6
Interest and other expense..................................      0.4       1.2       1.9
Income (loss) from operations before benefit for income
  taxes.....................................................      0.6      (0.1)     (0.3)
Income taxes................................................      0.0      (0.1)     (0.0)
Net income (loss) before extraordinary charge...............      0.6       0.0      (0.4)
Extraordinary charge........................................       --        --      (0.3)
Net income (loss)...........................................      0.6       0.0      (0.7)
Pro forma provision for income taxes........................      0.3       0.0        --
Pro forma net income (loss).................................      0.3       0.0        --

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Net sales were $713.7 million for 1998, an increase of $401.8 million, or 128.9%, from $311.8 million in 1997. The inclusion of sales for Winston (12 months versus 8), ITCO (7 months), and CPW (7 months) accounted for $364.3 million, or 90.7%, of the increase in sales in 1998. Distribution sales were strong throughout 1998, increasing by almost 13% due to continued market share gains in Heafner's primary service areas, aided somewhat by strong market conditions.

     Gross profit was $165.6 million in 1998, an increase of $87.7 million, or 112.6%, from $77.9 million in 1997. As a percentage of net sales, gross profit was 23.2% and 25.0%, respectively, for 1998 and 1997. The increase in gross profit dollars was also due to the inclusion of the acquired operations, which accounted for $78.4 million, or 89.3%, of the gross dollar increase. The decrease in overall gross margins in 1998 was due to a higher proportion of distribution sales, which generally result in lower margins than retail sales. The percentage of distribution sales was 79.0% and 67.6%, respectively, for 1998 and 1997.

     Selling, general and administrative expenses were $154.6 million in 1998, an increase of $80.1 million, or 107.6%, from $74.4 million in 1997. As a percentage of net sales, these expenses were 21.7% and 23.9%, respectively, for 1998 and 1997. The inclusion of the acquired operations accounted for $72.2 million, or 90.2%, of the increase in selling, general and administrative expenses in 1998. The decrease in selling, general and administrative costs as a percent of sales was due to a higher proportion of distribution sales, which generally have lower expense percentages than retail operations. Offsetting this business mix change somewhat was slightly higher selling and administrative costs in Heafner's distribution operations as a percent of sales.

     Interest and other expense increased from $3.7 million in 1997 to $13.3 million in 1998. Interest expense increased by $8.6 million as a result of increased borrowings incurred in connection with the acquisitions of Winston, ITCO and CPW.

     The results from operations for 1998 include a special charge of $1.4 million in June 1998, which was taken into account in determining income from operations, in connection with the costs of closing certain duplicative Heafner distribution centers. These costs relate to lease commitments, asset writedowns, severance and employee related costs, and other costs to shut down these facilities. A non-recurring extraordinary charge of $3.7 million ($2.2 million net of taxes) was also recorded for the write-off of unamortized financing expenses and discounts, and the payment of prepayment penalties.

     Income taxes on pre-tax income before extraordinary charge were $0.3 million in 1998 compared to $(0.2) million in 1997. The effective income tax rate for 1998 was (13.0)% and was increased from the statutory rate due to non-deductible goodwill amortization.

     The net loss for 1998 was $(4.7) million, or (0.7)%, of net sales compared to a net loss of $(14,000), or 0.0%, of net sales in 1997, as a result of the factors discussed above.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Net sales were $311.8 million for 1997, an increase of $121.3 million, or 63.7%, from $190.5 million in 1996. The increase was primarily due to the acquisition of Winston on May 7, 1997. Winston sales included in reported 1997 results totaled $101.1 million, or 83.3% of the total sales increase for the year. Wholesale distribution sales for Heafner in 1997 totaled $210.8 million, an increase of $20.3 million, or 10.7%, from 1996 sales. This increase resulted primarily from additional market share gains in the Southeast.

     Gross profit was $77.9 million in 1997, an increase of $46.2 million, or 146.1%, from $31.7 million in 1996. As a percentage of net sales, gross profit was 25.0% and 16.6%, respectively. Gross profit increased primarily due to the acquisition of Winston. Excluding Winston's gross profits included in 1997 results, gross profit would have been $35.1 million, or 16.7% of net sales. Retail sales generally result in higher gross profit margins than sales from wholesale distribution.

     Selling, general and administrative expenses were $74.4 million in 1997, an increase of $44.8 million, or 151.0%, from $29.7 million in 1996. As a percentage of net sales, these expenses were 23.9% and 15.6%, respectively. Excluding the results of Winston subsequent to May 7, 1997, selling, general and administrative expenses in Heafner's wholesale distribution business were $32.7 million, or 15.5%, of wholesale sales. Although as a percentage of sales these costs were slightly lower in 1997 on an absolute basis, the increase of $3.0 million reflects Heafner's investment in both field and corporate personnel, programs and customer service capabilities as it prepared for higher levels of activity in 1998 and beyond.

     Interest and other expense increased from $0.9 million in 1996 to $3.7 million in 1997 due to additional debt incurred in connection with the acquisition of Winston.

     Income taxes were $(0.2) million in 1997 as a result of the change in the status of Heafner as of May 7, 1997 from a Subchapter S corporation to a Subchapter C corporation.

     A net loss of $(14,000), or 0.0% of net sales, in 1997 represented a decrease of $1.1 million from net income in 1996 of $1.1 million, or 0.6% of net sales, in 1996 as a result of the factors discussed above.

     The effective income tax rate for 1997, on a pro forma basis, was 0.0%, compared to an effective tax rate for 1996, on a pro forma basis, of 41.8%, due to taxable income being $0.0 million for the four-month period in which Heafner was an S corporation.

     Pro forma net loss of $(14,000), or 0.0% of net sales, in 1997 represented a decrease of $0.6 million from net income in 1996 of $0.6 million, or 0.3% of net sales, in 1996 as a result of the factors discussed above.

YEAR 2000 COMPLIANCE

     Portions of some of the accounting and operational systems and software used by Heafner in its business identify years with two digits instead of four. If not corrected, these information technology systems may recognize the year 2000 as the year 1900, which might cause system failures or inaccurate reporting of data that disrupts operations. Heafner has completed an internal assessment of all of the business applications and related software used in its information technology systems, including those of ITCO and CPW, in order to identify where "Year 2000" problems exist. As a result of this review, Heafner believes that all of its information technology systems and software either are Year 2000 compliant or can be brought into compliance by October of 1999, although there can be no assurance that any required remediation will be completed in a timely manner.

     In addition, Heafner is contacting non-information technology vendors to ensure that any of their products currently used in Heafner's business adequately address Year 2000 issues. Areas being reviewed include warehouse equipment, telephone and voice mail systems, security systems and other office and site support systems. Although there can be no assurance, Heafner believes based on its review that Year 2000 problems in its non-information technology systems will not cause a material disruption in Heafner's business.

     Heafner also may be vulnerable to business interruptions caused by unremedied Year 2000 problems of its significant suppliers of products or services. Heafner has initiated formal communications with significant suppliers, including the country's major tire manufacturers, to determine the extent to which Heafner's operations may be affected by such third parties' Year 2000 non-compliance. Each of the major tire manufacturers has informed Heafner that it anticipates no disruption of tire supply or provision of significant business information as a result of Year 2000 problems. Heafner's wholesale and retail customer base is highly fragmented, with no single customer accounting for a significant portion of Heafner's business. Accordingly, although it has not attempted to survey its customers, Heafner believes that no significant risk exists in connection with Year 2000 problems on the part of any of its customers.

     Heafner does not expect the historical and estimated costs associated with bringing its information technology and non-information technology systems into Year 2000 compliance, including software modification, equipment replacement and payments to outside solution providers, to be material. However, if Year 2000 issues in Heafner's information technology and non-information technology systems are not remedied in a timely manner, or if Year 2000 problems on the part of Heafner's customers and suppliers exist and are not remedied in a timely manner, there can be no assurance that significant business interruptions or increased costs having a material adverse effect on the business, financial condition or results of operations of Heafner will not occur in connection with the change in century. Risks of Year 2000 non-compliance on the part of Heafner or any of its significant suppliers could include interruptions in supply from tire manufacturers, disruption of Heafner's internal and external distribution network, reduced customer service capabilities, breakdown of inventory control and fulfillment systems and impairment of essential information technology systems used by management. Heafner has not established nor does it plan to establish a contingency plan for Year 2000 compliance issues.

LIQUIDITY AND CAPITAL RESOURCES

     Heafner required approximately $148.1 million of financing in connection with the Transactions for:

     -  the consummation of the ITCO merger,

     -  the completion of the CPW acquisition,

     - the repayment of existing credit facilities (treating amounts outstanding under the old credit facility and under the ITCO facility as repaid and borrowed under the credit facility on the closing date of the Transactions) and subordinated debt, and

     -  the payment of related fees and expenses.

Heafner obtained the necessary funds from, among other sources, the issuance and sale of the Series A notes and outstanding borrowings under the credit facility. See "The Transactions" under Item 1, above.

     The Transactions and related financings had a significant impact on Heafner's capitalization. At December 31, 1998 the combined net indebtedness (net of cash) of Heafner was $178.7 million compared to $62.2 million (net of cash) for Heafner on a stand-alone basis at December 31, 1997. Financing currently committed by the lenders under the credit facility is $100.0 million under a revolving line of credit. As of December 31, 1998, $21.9 million was outstanding and $64.7 million was available for additional borrowings under the credit facility.

     Heafner's principal sources of cash during 1998, 1997, and 1996 came from operations, borrowings under revolving credit facilities, issuance of long-term subordinated debt and preferred stock in connection with the acquisition of Winston, and issuance of long-term debt in connection with the Transactions. Cash generated from (used in) operating activities totaled $(9.7) million, $6.7 million and $4.0 million, respectively, during each of those periods. Cash used in operating activities in 1998 was primarily due to increases in trade accounts receivable and inventories totaling $13.9 million and $12.2 million, respectively. These increases were caused by an increase in total sales during the year. Cash generated in 1997 was primarily due to improved vendor payment programs which resulted in an increase in accounts payable and accrued expenses of $9.6 million. Cash generated in 1996 was primarily due to reductions in inventory levels of $5.0 million due to increased concentration on inventory management.

     Capital expenditures during the years ended 1998, 1997 and 1996 amounted to $8.7 million, $4.9 million, and $7.9 million, respectively. Capital expenditures during 1998 included $5.7 million at Winston for store equipment, upgrades to existing stores, new store locations and information technology. Other capital expenditures during 1997 and 1996 were primarily for the construction and purchase of warehouse distribution locations, including Heafner's primary "mixing" warehouse in Lincolnton, North Carolina. Historically, the majority of capital spending by Heafner has been for the construction or purchase of additional distribution facilities, or for maintenance of existing fixed assets. Heafner estimates that future annual capital expenditures (excluding those of acquisitions of retail and distribution operations) will be $6.0 million to $8.0 million annually, and will principally be used for the renovation of retail facilities and general corporate purposes. Heafner anticipates making further acquisitions of retail and wholesale operations that may become available and that meet Heafner's overall strategic guidelines. Such acquisition spending may be incremental to the capital expenditures forecast above.

     The credit facility is scheduled to mature on May 20, 2003. Loans under the credit facility bear interest at a floating rate based upon federal funds or Eurodollar rates plus an applicable margin. Loans under the credit facility are guaranteed by all material subsidiaries of Heafner and secured by inventory and accounts receivable of Heafner and its subsidiaries.

     Heafner has entered into interest rate swap agreements from time to time to manage exposure to fluctuations in interest rates. As of December 31, 1998, interest rate swap agreements were in place covering notional amounts of approximately $20.0 million of indebtedness expiring at various dates through October 2002, at an average interest rate of 7.82%. Heafner does not anticipate entering into additional swap agreements or hedging arrangements at this time.

     Heafner anticipates that its principal use of cash going forward will be to meet working capital and debt service requirements and to make capital expenditures. In addition, Heafner expects to pay $5.0 million relating to consolidation of warehouse and office facilities, severance obligations and other exit costs over the next 18 months. Based upon current and anticipated levels of operations, Heafner believes that its cash flow from operations, together with amounts available under the credit facility, will be adequate to meet its anticipated requirements. There can be no assurance, however, that Heafner's business will continue to generate sufficient cash flow from operations in the future to be applied to meet these requirements or to service its debt, and Heafner may be required to refinance all or a portion of its existing debt, or to obtain additional financing. These increased borrowings may result in higher interest payments. In addition, there can be no assurance that any such refinancing would be possible or that any additional financing could be obtained. The inability to obtain additional financing could have a material adverse effect on Heafner.

     Certain minority stockholders of Heafner have been granted redemption rights commencing in 2004, subject to certain conditions, which if exercised would obligate Heafner to redeem the shares of capital stock held by such stockholders at agreed valuations (based upon a multiple of EBITDA formula). See "The Transactions" and "Certain Relationships and Related Party Transactions -- Warrants" and "-- Preferred Stock." There can be no assurance that sufficient funds will be available to redeem the shares of capital stock held by such stockholders if Heafner is required to do so or whether the terms of its outstanding indebtedness at such time, including the Series B and Series D indentures, will permit such redemption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Heafner does not consider its exposure to market risk to be material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
THE J.H. HEAFNER COMPANY, INC. -- CONSOLIDATED FINANCIAL
  STATEMENTS
Report of Independent Public Accountants....................      20
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................      21
Consolidated Statements of Operations for the years ended
  December 31, 1998, 1997
  and 1996..................................................      22
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1998,
  1997 and 1996.............................................      23
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997
  and 1996..................................................      24
Notes to Consolidated Financial Statements..................      25

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
The J. H. Heafner Company, Inc. and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of The J. H. Heafner Company, Inc. (a North Carolina Corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The J. H. Heafner Company, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Arthur Andersen LLP

Charlotte, North Carolina,
March 22, 1999.

                        THE J. H. HEAFNER COMPANY, INC.

           CONSOLIDATED BALANCE SHEETS -- DECEMBER 31, 1998 AND 1997

                                                                   1998           1997
                                                               ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................   $  6,648,000   $  2,502,000
  Accounts receivable, net of allowances of $2,220,000 and
     $400,000 in 1998 and 1997, respectively................    109,471,000     31,809,000
  Inventories, net..........................................    133,221,000     41,530,000
  Other current assets......................................     13,319,000      3,187,000
                                                               ------------   ------------
       Total current assets.................................    262,659,000     79,028,000
                                                               ------------   ------------
Property and equipment:
  Land......................................................      3,945,000      1,639,000
  Buildings and leasehold improvements......................     22,583,000     14,501,000
  Machinery and equipment...................................     18,581,000     10,925,000
  Furniture and fixtures....................................      7,368,000      6,336,000
  Vehicles and other........................................      2,013,000      1,720,000
  Construction in progress..................................      1,162,000              0
                                                               ------------   ------------
                                                                 55,652,000     35,121,000
  Less -- Accumulated depreciation..........................    (12,850,000)    (9,130,000)
                                                               ------------   ------------
                                                                 42,802,000     25,991,000
                                                               ------------   ------------
Goodwill, net...............................................    104,405,000     34,979,000
Other intangible assets, net................................      8,376,000              0
Other assets................................................     12,579,000      6,510,000
                                                               ------------   ------------
                                                               $430,821,000   $146,508,000
                                                               ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $169,847,000   $ 43,457,000
  Accrued expenses..........................................     33,239,000     12,410,000
  Current maturities of long-term debt......................      3,011,000      2,579,000
                                                               ------------   ------------
       Total current liabilities............................    206,097,000     58,446,000
                                                               ------------   ------------
Revolving credit facility...................................     21,925,000     31,949,000
Long-term debt..............................................    160,400,000     15,161,000
Other liabilities...........................................     11,785,000      5,687,000
Subordinated debt...........................................              0     14,969,000
Preferred stock series A -- 4% cumulative, 7,000 shares
  authorized, issued and outstanding........................      7,000,000      7,000,000
Preferred stock series B -- variable rate cumulative, 4,500
  shares authorized, issued and outstanding.................      4,353,000      4,500,000
Warrants....................................................      1,137,000      1,137,000
Commitments and contingencies
Stockholders' equity:
  Class A Common stock, par value $.01 per share; authorized
     10,000,000 shares in 1998 and 1997; 3,697,000 and
     3,691,000 shares issued and outstanding in 1998 and
     1997, respectively.....................................         37,000         37,000
  Class B Common stock, par value $.01 per share; authorized
     20,000,0000 and 0 shares in 1998 and 1997,
     respectively; 1,400,667 and 0 shares issued and
     outstanding in 1998 and 1997, respectively.............         14,000              0
  Additional paid-in capital................................     22,360,000      7,255,000
  Notes receivable from stock sales.........................       (177,000)      (247,000)
  Retained earnings (deficit)...............................     (4,110,000)       614,000
                                                               ------------   ------------
                                                                 18,124,000      7,659,000
                                                               ------------   ------------
                                                               $430,821,000   $146,508,000
                                                               ============   ============

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        THE J. H. HEAFNER COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                         1998           1997           1996
                                                     ------------   ------------   ------------
NET SALES.........................................   $713,672,000   $311,839,000   $190,535,000
COST OF GOODS SOLD................................    548,035,000    233,941,000    158,880,000
                                                     ------------   ------------   ------------
  Gross profit....................................    165,637,000     77,898,000     31,655,000
GENERAL, SELLING AND ADMINISTRATIVE EXPENSES......    153,153,000     74,441,000     29,660,000
SPECIAL CHARGES...................................      1,409,000              0              0
                                                     ------------   ------------   ------------
  Income from operations..........................     11,075,000      3,457,000      1,995,000
                                                     ------------   ------------   ------------
OTHER INCOME (EXPENSE):
  Interest expense................................    (13,460,000)    (4,842,000)    (1,465,000)
  Interest income.................................        635,000        606,000        491,000
  Other...........................................       (469,000)       525,000         30,000
                                                     ------------   ------------   ------------
INCOME (LOSS) FROM OPERATIONS BEFORE PROVISION
  (BENEFIT) FOR INCOME TAXES......................     (2,219,000)      (254,000)     1,051,000
  Provision (benefit) for income taxes............        289,000       (240,000)             0
                                                     ------------   ------------   ------------
NET INCOME (LOSS) FROM OPERATIONS BEFORE
  EXTRAORDINARY CHARGE............................     (2,508,000)       (14,000)     1,051,000
EXTRAORDINARY CHARGE FROM EARLY EXTINGUISHMENT OF
  DEBT, NET OF INCOME TAX BENEFITS OF
  $1,478,000......................................     (2,216,000)             0              0
                                                     ------------   ------------   ------------
NET INCOME (LOSS).................................     (4,724,000)       (14,000)     1,051,000
PRO FORMA PROVISION FOR INCOME TAXES..............              0              0        439,000
                                                     ------------   ------------   ------------
PRO FORMA NET INCOME (LOSS).......................   $ (4,724,000)  $    (14,000)  $    612,000
                                                     ============   ============   ============

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        THE J. H. HEAFNER COMPANY, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                        COMMON STOCK
                         ------------------------------------------                   NOTES
                               CLASS A                CLASS B         ADDITIONAL    RECEIVABLE
                         --------------------   -------------------     PAID IN     FROM STOCK    RETAINED
                          SHARES      AMOUNT     SHARES     AMOUNT      CAPITAL       SALES       EARNINGS        TOTAL
                         ---------   --------   ---------   -------   -----------   ----------   -----------   -----------
Balance, December 31,
  1995................       2,080   $208,000           0   $     0   $         0   $       0    $11,511,000   $11,719,000
  Net income..........           0          0           0         0             0           0      1,051,000     1,051,000
  Dividends...........           0          0           0         0             0           0     (1,196,000)   (1,196,000)
                         ---------   --------   ---------   -------   -----------   ---------    -----------   -----------
Balance, December 31,
  1996................       2,080    208,000           0         0             0           0     11,366,000    11,574,000
  Net loss............           0          0           0         0             0           0        (14,000)      (14,000)
  Dividends...........           0          0           0         0             0           0     (1,193,000)   (1,193,000)
  Repurchase of common
    shares............      (1,024)  (102,000)          0         0             0           0     (2,606,000)   (2,708,000)
  Stock split.........   3,464,944    (71,000)          0         0        71,000           0              0             0
  Shares issued for
    notes
    receivable........     225,000      2,000           0         0       245,000    (247,000)             0             0
  Reclassification of
    S Corporation
    retained earnings
    to additional
    paid-in capital...           0          0           0         0     6,939,000           0     (6,939,000)            0
                         ---------   --------   ---------   -------   -----------   ---------    -----------   -----------
Balance, December 31,
  1997................   3,691,000     37,000           0         0     7,255,000    (247,000)       614,000     7,659,000
  Net loss............           0          0           0         0             0           0     (4,724,000)   (4,724,000)
  Issuance of Class B
    Common stock......           0          0   1,400,667    14,000    14,945,000           0              0    14,959,000
  Issuance of Class A
    Common stock......      16,000          0           0         0       171,000           0              0       171,000
  Forgiveness of note
    receivable........           0          0           0         0             0      62,000              0        62,000
  Repurchase of Class
    A Common stock....     (10,000)         0           0         0       (11,000)      8,000              0        (3,000)
                         ---------   --------   ---------   -------   -----------   ---------    -----------   -----------
Balance, December 31,
  1998................   3,697,000   $ 37,000   1,400,667   $14,000   $22,360,000   $(177,000)   $(4,110,000)  $18,124,000
                         =========   ========   =========   =======   ===========   =========    ===========   ===========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        THE J. H. HEAFNER COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                  1998           1997           1996
                                                              ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $ (4,724,000)  $    (14,000)  $  1,051,000
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities, net of the ITCO merger,
    CPW acquisition and the Winston acquisition --
      Depreciation and amortization.........................    12,316,000      5,399,000      1,331,000
      Extraordinary charge..................................     3,694,000              0              0
      Special charges.......................................     1,409,000              0              0
      Deferred taxes........................................    (4,162,000)      (528,000)             0
      Loss (gain) on sale of property and equipment.........       264,000       (114,000)      (390,000)
      Reduction in stated value of Series A preferred
        stock...............................................      (147,000)             0              0
  Change in assets and liabilities:
    Accounts receivable, net................................   (13,923,000)    (5,758,000)    (1,672,000)
    Inventories, net........................................   (12,242,000)    (2,377,000)     4,956,000
    Prepaid expenses and other current assets...............     1,967,000        200,000       (136,000)
    Accounts payable and accrued expenses...................     7,090,000      9,581,000     (1,145,000)
    Other...................................................    (1,226,000)       314,000         13,000
                                                              ------------   ------------   ------------
        Net cash used in operating activities...............    (9,684,000)    (6,703,000)    (4,008,000)
                                                              ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of CPW, net of cash acquired..................   (36,074,000)             0              0
  Merger of ITCO, net of cash acquired......................   (17,125,000)             0              0
  Acquisition of Winston, net of cash acquired..............             0    (42,195,000)             0
  Purchase of property and equipment........................    (8,697,000)    (4,908,000)    (7,865,000)
  Proceeds from sale of property and equipment..............     3,826,000        363,000      1,090,000
  Purchases of real estate held for sale....................             0              0       (542,000)
  Other.....................................................             0        281,000       (309,000)
                                                              ------------   ------------   ------------
      Net cash used in investing activities.................   (58,070,000)   (46,459,000)    (7,626,000)
                                                              ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt..................   150,000,000     28,000,000      6,447,000
  Net proceeds from revolving credit facility and other
    notes...................................................   (38,071,000)    18,405,000      1,429,000
  Proceeds from issuance of preferred stock.................             0     11,500,000              0
  Principal payments on long-term debt......................   (32,714,000)   (10,558,000)    (2,506,000)
  Cash paid for stock repurchase............................       (11,000)    (2,708,000)             0
  Cash paid for financing costs.............................    (8,030,000)    (2,378,000)             0
  Cash dividends paid.......................................             0     (1,193,000)    (1,196,000)
  Collection (issuance) of notes receivable, net............       726,000        184,000       (463,000)
                                                              ------------   ------------   ------------
      Net cash provided by financing activities.............    71,900,000     41,252,000      3,711,000
                                                              ------------   ------------   ------------
NET INCREASE IN CASH........................................     4,146,000      1,496,000         93,000
CASH, BEGINNING OF YEAR.....................................     2,502,000      1,006,000        913,000
                                                              ------------   ------------   ------------
CASH, END OF YEAR...........................................  $  6,648,000   $  2,502,000   $  1,006,000
                                                              ============   ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION --
  Cash payments for interest................................  $ 10,495,000   $  3,585,000   $  1,428,000
                                                              ============   ============   ============
  Cash payments for taxes...................................  $  1,963,000   $          0   $          0
                                                              ============   ============   ============

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:

     In 1998, in connection with the ITCO Merger (Note 2), the Company issued 1,400,667 shares of Class B Common Stock at a fair value of approximately $15.0 million.

     During 1997, the Company received $2.6 million in accounts payable credits from a vendor in exchange for a note payable.

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                        THE J. H. HEAFNER COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS

     The J. H. Heafner Company, Inc. (the Company), a North Carolina corporation, is engaged in the wholesale and retail distribution of tires and tire accessories. In May 1997, the Company acquired all outstanding shares of common stock of Oliver and Winston, Inc. (Winston), a California-based operation of 190 retail tire and automotive service centers in California and Arizona (Note 2). In May 1998, the Company merged with ITCO Logistics Corporation and Subsidiaries (ITCO), a wholesaler of tires and related accessories in the eastern part of the United States. Following the merger, ITCO's subsidiaries were merged into ITCO and ITCO was merged into the Company. Concurrent with the ITCO merger, the Company acquired all outstanding shares of common stock of The Speed Merchant, Inc. (CPW), a wholesaler and retailer of tires, parts and accessories located in California and Arizona.

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

ACCOUNTING CHANGE

     During 1997, the Company changed its method of determining the cost of inventories from the last-in, first-out (LIFO) method to the first-in, first-out
(FIFO) method. This change has been applied by retroactively restating the accompanying financial statements for prior years, including retained earnings for the years ended December 31, 1996 and 1995. Net income for 1996 was reduced by $868,000 to reflect the effect of this change.

CASH AND CASH EQUIVALENTS

     The Company includes cash, demand deposits and highly liquid investments with maturities of less than three months in cash and cash equivalents in its consolidated financial statements.

REVENUE RECOGNITION AND CONCENTRATION OF CREDIT RISK

     For its wholesale operations, the Company recognizes revenue upon shipment from its distribution centers/warehouse to the customer. For its retail operations, the Company recognizes revenue at the point of sale. In the normal course of business, the Company extends credit, on open accounts, to its customers after performing a credit analysis based on a number of financial and other criteria. The Company performs ongoing credit evaluations of its customers financial conditions and does not normally require collateral; however, letters of credit and other security are occasionally required for certain new and existing customers. Allowances are maintained for potential credit losses and such losses have been within management's expectations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Cash, accounts receivable, other current assets, accounts payable and accrued expenses are reflected in the financial statements at fair value because of the short-term maturity of those instruments. The fair values of the Company's debt and interest rate swaps are disclosed in Note 5.

                        THE J. H. HEAFNER COMPANY, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

INVENTORIES

     Inventories consist primarily of automotive tires, wheels, parts and accessories and are valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market.

PROPERTY AND EQUIPMENT

     Depreciation is determined by using a combination of the straight-line method and declining-balance method based on the following estimated useful lives:

Buildings and leasehold improvements........................    10-39 years
Machinery and equipment.....................................     5-10 years
Furniture and fixtures......................................      5-7 years
Vehicles and other..........................................      4-5 years

     Expenditures for repairs and maintenance are charged to expense as incurred. Renewals or improvements of significant items are capitalized. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the respective accounts and any resulting gain or loss is recognized.

DEFERRED FINANCING COSTS

     Costs incurred in connection with financing activities (Notes 4, 5 and 6), are capitalized and amortized using the effective interest method and charged to interest expense over the life of the associated debt in the accompanying consolidated statements of operations. The unamortized balance of these deferred costs included in the accompanying consolidated balance sheets were $7.4 million and $2.4 million at December 31, 1998 and 1997, respectively.

LONG-LIVED ASSETS

     During 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain identifiable intangible assets to be held and used by an entity be reviewed for impairment whenever events occur which indicate that the carrying amount of the asset might not be recoverable. The review should assess fair value based on estimated nondiscounted future cash flows expected from the use and disposition of the asset. The asset should be reported at the lower of carrying amount or fair value less cost to sell. The adoption of SFAS No. 121 did not have a material effect on the Company's results of operations.

GOODWILL

     Goodwill, which represents the excess of the purchase price over the fair value of the net assets of Winston, CPW and ITCO is being amortized on a straight-line basis over a period of 15 years. Amortization of goodwill applicable to continuing operations was $5.3 million and $1.5 million in 1998 and 1997, respectively. The carrying amount of goodwill will be reviewed periodically based on the nondiscounted cash flows and pretax income of the acquired entity over the remaining amortization period. Should this review indicate that the goodwill balance will not be fully recoverable, the Company's carrying value of the goodwill will be reduced. At December 31, 1998, the Company believes goodwill of $104.4 million is fully recoverable.

                        THE J. H. HEAFNER COMPANY, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

INCOME TAXES

     In connection with the Winston acquisition in May 1997, the Company terminated its S Corporation status for federal and state income tax purposes. Accordingly, the Company has adopted the provisions of SFAS 109 "Accounting for Income Taxes." This statement requires the use of asset and liability method of accounting for deferred income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, at the applicable enacted tax rates.

     In connection with the Company's S Corporation termination, the Company reclassified its undistributed S Corporation earnings of $6.9 million as of May 7, 1997, to additional paid-in capital.

     The pro forma provision for income taxes in the accompanying statements of operations for the year ended December 31, 1996, reflects the pro forma effect of income taxes as if the Company had been taxed as a C Corporation for those periods. The pro forma effect of income taxes for the period from January 1, 1997 to May 7, 1997 was not significant.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement is effective for fiscal years beginning after June 15, 1999. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, design and assess the effectiveness of transactions that receive hedge accounting.

     The Company has not yet quantified the impacts of adopting Statement 133 on the financial statements and has not determined the timing or the method of our adoption of Statement 133. However, the Statement could increase the volatility in earnings and other comprehensive income.

INFORMATION CONCERNING BUSINESS SEGMENTS

     On January 1, 1998, the Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 established revised standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        THE J. H. HEAFNER COMPANY, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

RECLASSIFICATIONS

     Certain 1997 and 1996 amounts have been reclassified to conform with the 1998 presentation.

2.   ACQUISITIONS:

WINSTON ACQUISITION

     On May 7, 1997, the Company acquired all outstanding shares of common stock of Winston, a California-based operation of retail tire and automotive service centers, for approximately $43.1 million, consisting of $42.4 million in cash and $686,000 in direct acquisition costs. The acquisition was funded primarily through proceeds from a revolving credit facility with a bank ($3.6 million), proceeds from a term loan with a bank ($12.0 million), issuance of 12% Senior Subordinated Notes ($16.0 million) and issuance of Series A and Series B preferred stock ($11.5 million).

     The acquisition has been accounted for as a purchase and, accordingly, the operating results of Winston have been included in the Company's consolidated financial statements since May 7, 1997. A summary of the purchase price and related purchase price allocation follows (000's):

Purchase price --
  Cash......................................................    $42,447
  Direct acquisition costs..................................        686
                                                                -------
     Total purchase price...................................    $43,133
                                                                =======
Purchase price allocation --
  Current assets............................................    $26,426
  Current liabilities.......................................    (26,533)
                                                                -------
                                                                   (107)
  Property, plant and equipment.............................     11,896
  Goodwill..................................................     36,736
  Other assets..............................................      2,033
  Other noncurrent liabilities..............................     (7,425)
                                                                -------
  Cash paid for common stock................................    $43,133
                                                                =======

     In connection with the acquisition, the Company recorded a $2.9 million liability for estimated costs related to employee severance and other exit costs in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." As of December 31, 1998, the Company had charged approximately $1.7 million to this reserve.

                        THE J. H. HEAFNER COMPANY, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

ITCO MERGER

     On May 20, 1998, the Company acquired all of the common stock of ITCO for $18.0 million in cash and 1,400,667 newly issued shares of the Company's Class B Common Stock with an appraised value of approximately $15.0 million. The excess of the purchase price over the net tangible assets acquired was allocated to goodwill ($44.6 million) and is being amortized over 15 years. A summary of the purchase price and related preliminary purchase allocation follows (000's):

Purchase price --
  Cash paid to holders of ITCO common and preferred stock...  $  18,000
  Appraised fair value of Class B Common Stock issued in
     connection with the ITCO Merger (1,400,667 shares at
     $10.68 per share)......................................     14,959
  Amount payable upon settlement of ITCO stock appreciation
     rights.................................................      1,390
  Direct acquisition costs..................................        951
                                                              ---------
     Total purchase price...................................  $  35,300
                                                              =========
Preliminary purchase price allocation --
  Current assets............................................  $ 106,342
  Current liabilities.......................................   (100,120)
                                                              ---------
                                                                  6,222
  Property, plant and equipment.............................     10,622
  Goodwill..................................................     44,590
  Other assets..............................................      1,592
  Long term liabilities.....................................    (27,726)
                                                              ---------
Cash paid for common stock..................................  $  35,300
                                                              =========

     In connection with the ITCO merger, the Company recorded a $3.5 million liability for estimated costs related to employee severance, facilities closing expense and other related exit costs in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." As of December 31, 1998, the Company had charged approximately $358,000 to this reserve.

                        THE J. H. HEAFNER COMPANY, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

CPW ACQUISITION

     On May 20, 1998, the Company acquired all of the outstanding common stock of CPW for $45.0 million in cash, of which $35.0 million was paid on May 20, 1998, with $7.4 million payable in installments over five years in consideration for noncompete agreements and $2.6 million payable in the form of contingent payments to CPW stockholders. The excess purchase price over the net tangible assets acquired was allocated to goodwill ($29.9 million) which is being amortized over a 15 year period, and $10.0 million to other intangible assets which are being amortized over a two to five year period. A summary of the purchase price and related preliminary purchase allocation follows (000's):

Purchase price --
  Cash paid to CPW Stockholders.............................  $35,000
  Amount payable for non-compete agreement and other
     deferred payments......................................   10,000
  Cash paid for repayment of debt...........................      976
  Direct acquisition costs..................................      623
                                                              -------
     Total purchase price...................................  $46,599
                                                              =======
Preliminary purchase price allocation
  Current assets............................................  $46,769
  Current liabilities.......................................  (43,127)
                                                              -------
                                                                3,642
  Property, plant and equipment.............................    6,472
  Goodwill..................................................   29,924
  Noncompete agreement and other deferred payments..........   10,000
  Other assets..............................................      613
  Long term liabilities.....................................   (4,052)
                                                              -------
     Cash paid for common stock.............................  $46,599
                                                              =======

     In connection with the CPW acquisition, the Company recorded a $1.7 million liability for estimated costs related to employee severance, facilities closing expense and other related exit costs in accordance with EITF 95-3 "Recognition of Liabilities in Connection with a Purchase Business Combination." As of December 31, 1998, the Company had charged approximately $166,000 against this reserve.

     Prior to the acquisition, Winston and ITCO had a fiscal year-end of September 30 and CPW had a fiscal year end of October 31. Winston, ITCO and CPW results have been restated to conform with the Company's year-end. The following unaudited pro forma summary information, which is not covered by the report of independent accountants, presents information for the years ended December 31, 1998 and 1997, as if the Winston acquisition, the ITCO merger and the CPW acquisition occurred as of January 1, 1997 (in 000's):

                                                                     YEAR ENDED
                                                                    DECEMBER 31
                                                                --------------------
                                                                  1998        1997
                                                                --------    --------
Net sales...................................................    $924,000    $831,000
Loss from continuing operations before extraordinary
  charge....................................................      (5,075)     (5,111)
Net loss....................................................      (7,291)     (5,111)
                                                                ========    ========

                        THE J. H. HEAFNER COMPANY, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

     The unaudited pro forma information is provided for informational purposes only and is not necessarily indicative of the actual results that would have occurred had the acquisition taken place on January 1, 1997, nor is it indicative of future results of the combined companies.

3.   INCOME TAXES:

     Through May 7, 1997, the Company was an S Corporation for federal and state income tax purposes. Accordingly, all income and losses of the Company through May 7, 1997, were recognized by the Company's stockholders in their individual income tax returns. The Company terminated its S Corporation status upon completion of the Winston acquisition. In accordance with Statement of Financial Accounting Standards No. 109, the effect of the Company's change in tax status has been recorded in the income tax provision for the year ended December 31, 1997. The accompanying financial statements reflect the provision for income taxes for the year ended December 31, 1998 and 1997, and a pro forma income tax provision for the year ended December 31, 1996, as if the Company had been subject to federal and state income taxes for that year.

     The following historical and pro forma income tax information summarizes the components of the Company's income tax provision (benefit) on income (loss) from operations for the years ended December 31, 1998 and 1997, and the Company's pro forma income tax provision (benefit) for the year ended December 31, 1996, as if the Company had been subject to federal and state income taxes for that year (000's):

                                                                   YEAR ENDED DECEMBER 31,
                                                                -----------------------------
                                                                                    PRO FORMA
                                                                 1998      1997       1996
                                                                -------    -----    ---------
Federal --
  Current provision.........................................    $ 1,765    $ 252      $304
  Deferred provision (benefit)..............................     (1,519)    (473)       69
                                                                -------    -----      ----
                                                                    246     (221)      373
State --
  Current provision.........................................        311       65        54
  Deferred provision (benefit)..............................       (268)     (84)       12
                                                                -------    -----      ----
                                                                     43      (19)       66
                                                                -------    -----      ----
  Total provision (benefit).................................    $   289    $(240)     $439
                                                                =======    =====      ====

     As discussed in Note 8, the Company incurred an extraordinary charge in May 1998 related to the early extinguishment of debt resulting in an income tax benefit of $1.5 million.

     Actual and pro forma income tax expense differs from the amounts computed by applying the statutory federal income tax rate of 34% as a result of the following (000's):

                                                                   YEAR ENDED DECEMBER 31,
                                                                -----------------------------
                                                                                    PRO FORMA
                                                                 1998      1997       1996
                                                                -------    -----    ---------
Income tax provision (benefit) computed at the federal
  statutory rate............................................    $  (754)   $ (85)     $357
Amortization of nondeductible goodwill......................      1,091      109         0
Adoption of SFAS No. 109 upon termination of S Corporation
  status....................................................          0     (383)        0
State income taxes, net of federal income tax benefit.......        277       65        54
Other.......................................................       (325)      54        28
                                                                -------    -----      ----
Income tax provision (benefit)..............................    $   289    $(240)     $439
                                                                =======    =====      ====

                        THE J. H. HEAFNER COMPANY, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes and
(b) operating loss and tax credit carryforwards. The tax effects of the significant temporary differences which comprise deferred tax assets and liabilities at December 31, 1998 and 1997, are as follows (000's):

                                                                 1998       1997
                                                                -------    -------
Deferred tax assets --
  Accrued expenses and liabilities..........................    $ 7,639    $ 2,400
  Employee benefits, including post retirement benefits.....      2,848      1,215
  Uniform capitalization....................................      1,223          0
  Other.....................................................        760        451
                                                                -------    -------
     Gross deferred tax assets..............................     12,470      4,066
                                                                -------    -------
Deferred tax liabilities --
  Section 481 adjustments...................................       (378)      (288)
  Other.....................................................       (361)       (21)
                                                                -------    -------
     Gross deferred tax liabilities.........................       (739)      (309)
                                                                -------    -------
     Net deferred tax asset.................................    $11,731    $ 3,757
                                                                =======    =======

     The above amounts have been classified in the consolidated balance sheet as follows (000's):

                                                                 1998       1997
                                                                -------    -------
Deferred tax assets --
  Current, included in other current assets.................    $10,470    $ 2,102
  Noncurrent, included in other assets......................      1,261      1,655
                                                                -------    -------
                                                                $11,731    $ 3,757
                                                                =======    =======

4.   REVOLVING CREDIT FACILITY:

     On May 20, 1998, the Company replaced its existing loan and security agreement with a new credit facility that provides for a senior secured revolving credit facility (the Revolver). The Revolver provides for borrowings in the aggregate principal amount of up to the lesser of $100.0 million or the Borrowing Base, as defined in the agreement, based on 85% of eligible accounts receivable and 65% of eligible tire inventory and 50% of all other eligible inventory (of which up to $10.0 million may be utilized in the form of letters of credit). At December 31, 1998, the maximum loan amount available was $86.7 million of which $21.9 million was outstanding. In addition, the Company had trade letters of credit outstanding at December 31, 1998, of $8.9 million, which reduces the availability under the Revolver at December 31, 1998.

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

     The Revolver requires the Company to meet certain financial requirements, including minimum net worth and minimum loan availability and contains certain covenants which, among other things, restrict the

                        THE J. H. HEAFNER COMPANY, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

ability of the Company to incur additional indebtedness; enter into guarantees; make loans and investments; make capital expenditures; declare dividends; engage in mergers, consolidations and asset sales; enter into transactions with affiliates; create liens and encumbrances; enter into sale/leaseback transactions; modify material agreements; and change the business it conducts. The Company's obligations under the Revolver are secured by all inventory and accounts receivable.

5.   LONG-TERM DEBT:

     Long-term debt consists of the following (000's):

                                                                  1998       1997
                                                                --------    -------
Series B Senior Notes, interest due semiannually at 10%,
  commencing on November 15, 1998, due May 2008.............    $100,000    $     0
Series C Senior Notes, interest due semiannually at 10%,
  commencing on May 15, 1999, due May 2008..................      50,000          0
Term loan with a bank, payable in monthly principal
  installments beginning on June 1, 1997, with the final
  installment for the remaining balance due on May 7,
  2002......................................................           0     11,000
Other.......................................................      13,411      6,740
                                                                --------    -------
                                                                 163,411     17,740
Less -- Current maturities..................................      (3,011)    (2,579)
                                                                --------    -------
                                                                $160,400    $15,161
                                                                ========    =======

     Aggregate maturities required on long-term debt at December 31, 1998, are as follows (000's):

1999........................................................  $  3,011
2000........................................................     3,795
2001........................................................     3,036
2002........................................................       379
2003........................................................       269
Thereafter..................................................   152,921
                                                              --------
                                                              $163,411
                                                              ========

     Using a discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements, the carrying amount of the Company's debt, in the aggregate, at December 31, 1998, approximates fair value.

SERIES A SENIOR NOTES

     On May 20, 1998, the Company sold $100.0 million of Series A Senior Notes due May 15, 2008, resulting in net proceeds of approximately $97.0 million. The Series A Senior Notes have an annual coupon of 10% and are redeemable at the Company's option, in whole or in part, at any time, on or after May 15, 2003, at certain redemption prices. In addition, the Company may redeem up to 35% of the original principal amount of the Series A Senior Notes at 110% of par with one or more public equity offerings. Interest on the Series A Senior Notes is payable semiannually on May 15 and November 15 of each year commencing November 15, 1998.

                        THE J. H. HEAFNER COMPANY, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

EXCHANGE OF SERIES A SENIOR NOTES

     On November 16, 1998, the $100.0 million Series A Senior Notes were exchanged for Series B Senior Notes. The form and terms of the Series B Senior Notes are identical in all material respects to the form and terms of the Series A Senior Notes, except for certain transfer restrictions and registration and other rights relating to the exchange of the Series A Senior Notes for Series B Senior Notes. The Series B Senior Notes evidence the same debt as the Series A Senior Notes and were issued under the indenture governing the Series A Senior Notes. See Note 10 for subsidiary guarantor information.

SERIES C SENIOR NOTES

     On December 8, 1998, the Company sold $50.0 million of Series C Senior Notes due May 15, 2008, resulting in net proceeds of approximately $49.0 million. The Series C Senior Notes have an annual coupon of 10% and are redeemable at the Company's option, in whole or in part, at any time, on or after May 15, 2003, at certain redemption prices. In addition, the Company may redeem up to 35% of the original principal amount of the Notes at 110% of par with one or more public equity offerings. Interest on the Senior Notes is payable semiannually on May 15 and November 15 of each year, commencing May 15, 1999. See Note 10 for subsidiary guarantor information.

TERM LOAN

     At December 31, 1997, there was $11.0 million outstanding under the $12.0 million Term Loan which was paid in full with proceeds from the Series A Senior Notes in 1998.

SENIOR NOTES DEBT COVENANTS

     The Series B and Series C Senior Notes contain certain covenants that, among other things, limits the ability of the Company to incur indebtedness, make restricted payments, make certain distributions, sell assets and subsidiary stock, enter into certain affiliate transactions, sell or issue of capital stock of restricted subsidiaries, incur liens, enter into sale/leaseback transactions, and engage in mergers and consolidations.

INTEREST RATE SWAP AGREEMENTS

     The Company periodically enters into interest rate swap agreements (Swaps) to manage exposure to fluctuations in interest rates. The Swaps represent contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without exchange of the underlying notional amounts. The notional amounts of Swaps are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on the Swaps is recognized as an adjustment to interest expense. At December 31, 1998, Swaps were in place covering notional amounts of approximately $20.0 million of indebtedness expiring from October 2000 through October 2002, at an average interest rate of 7.82%. The fair value of the Swaps is the estimated amount that the Company would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates. The estimated fair value of the Swaps at December 31, 1998 is approximately $507,000 which does not necessarily reflect the potential expense that would be realized on an actual settlement of the liability.

6.   SUBORDINATED DEBT:

     In May 1997, the Company issued $16.0 million of 12% Senior Subordinated Debt (Subordinated Debt) due on May 7, 2004, with interest payable quarterly. In connection with the issuance of Subordinated Debt, the Company issued detachable warrants which permit the holder to acquire up to 20.68% of the Company's common stock at $.01 per share. The warrants became exercisable immediately upon issuance and expire on

                        THE J. H. HEAFNER COMPANY, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

May 7, 2007. The warrants may be exercised in whole or in part, but in no event later than the date of an initial public offering or a sale transaction. The Company has recorded the warrants at fair value, which resulted in a discount on the Subordinated Debt in the same amount, which was being amortized over the term of the Subordinated Debt. The Subordinated Debt was paid in full with the proceeds from the Series A Senior Notes Offering. The unamortized discount at the time of repayment was written off and is included as an extraordinary charge in the accompanying statement of operations (see Note 8).

7.   SPECIAL CHARGES:

     In the second quarter of 1998, the Company recorded special charges of $1.4 million related to the restructuring of its eastern wholesale business, which includes the closing of 8-10 distribution centers commencing in the third quarter. The charges include lease commitments for certain distribution centers, asset writedowns, severance and employee related costs and costs to shut down certain facilities. As of December 31, 1998, the Company had charged approximately $222,000 against these reserves.

8.   EXTRAORDINARY CHARGE:

     The Company recorded an extraordinary charge in May 1998 related to the early extinguishment of debt resulting in a noncash write-off of deferred financing fees and unamortized discount of subordinated debt of $1.7 million, net of applicable income tax benefits of $1.1 million. The Company also had pre-payment penalties associated with the extinguishment of debt that resulted in a cash charge of $507,000, net of applicable income tax benefits of $338,000.

9.   SEGMENT INFORMATION:

     The Company classifies its business interests into three fundamental areas: eastern wholesale distribution of tires and products, western wholesale distribution of tires and products and western retail sales of tires, products and services. The Company evaluates performance based on several factors, of which the primary financial measure is profit (loss) before interest expense, income taxes, noncash amortization of intangible assets and depreciation (EBITDA). The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1).

     The operating results of the Company reflect the acquisitions of Winston effective as of May 7, 1997, and CPW and ITCO effective as of May 20, 1998 (000's):

                                      EASTERN     WESTERN      WESTERN
                                     WHOLESALE     RETAIL     WHOLESALE    ELIMINATIONS     TOTALS
                                     ---------    --------    ---------    ------------    --------
1998 --
  Revenues from external
     customers...................    $478,120     $152,848    $ 82,704      $      --      $713,672
  EBITDA(1)......................       8,587        4,877       5,666             --        19,130
  Segment assets.................     502,081       80,088     120,351       (271,699)      430,821
  Expenditures for segment
     assets......................      (1,810)      (5,654)     (1,233)            --        (8,697)
1997 --
  Revenues from external
     customers...................    $210,781     $101,058    $     --      $      --      $311,839
  EBITDA(1)......................       5,016        4,971          --             --         9,987
  Segment assets.................     125,098       71,151          --        (49,741)      146,508
  Expenditures for segment
     assets......................       2,941        1,967          --             --         4,908

                        THE J. H. HEAFNER COMPANY, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

                                      EASTERN     WESTERN      WESTERN
                                     WHOLESALE     RETAIL     WHOLESALE    ELIMINATIONS     TOTALS
                                     ---------    --------    ---------    ------------    --------
1996 --
  Revenues from external
     customers...................    $190,535     $     --    $     --      $      --      $190,535
  EBITDA(1)......................       3,847           --          --             --         3,847
  Segment assets.................      59,551           --          --             --        59,551
  Expenditures for segment
     assets......................       7,865           --          --             --         7,865

---------------

(1) EBITDA represents income (loss) before interest expense, income taxes, noncash amortization of intangible assets and depreciation. Depreciation and amortization, as noted in the consolidated statement of cash flows, includes $733,000 of amortization expense related to deferred transaction fees that is included in interest expense in the consolidated statement of operations.

10. SUBSIDIARY GUARANTOR FINANCIAL INFORMATION:

     The Series B and Series C Senior Notes are guaranteed on a full, unconditional and joint and several basis by all of the Company's direct subsidiaries, each of which is wholly owned. The combined summarized information of these subsidiaries is as follows (000's):

                                                              AS OF AND FOR
                                                                 THE YEAR
                                                                  ENDED
                                                               DECEMBER 31,
                                                                   1998
                                                              --------------
Current assets..............................................     $82,660
Noncurrent assets...........................................      94,127
Current liabilities.........................................      59,262
Noncurrent liabilities......................................       7,999
Net sales...................................................     235,552
Gross margin................................................      87,474
Net loss....................................................      (2,784)

     The above information excludes $24.6 million of net intercompany payable and $30.3 million of intercompany sales of the Company's subsidiary guarantors. In preparation of the Company's consolidated financial statements, all intercompany accounts were eliminated.

11. EMPLOYEE BENEFITS:

PROFIT SHARING PLAN

     The Company has a separate qualified profit-sharing and 401(k) plan for each reportable segment for all eligible employees. All accounts are funded based on employee contributions to the plans, with the limits of such contributions determined by the Board of Directors. The Heafner and ITCO plan matches 50% of the participant's contributions, up to 6% of their compensation. The Winston plan matches 100% of the first 1% of participant contributions and 5% of the next 5% of participant contributions. The CPW plan does not match the participant contributions. The Heafner and Winston plans also provide for contributions in such amounts as the Board of Directors may annually determine for the profit-sharing portion of the plan. The amount charged to expense during the years ended December 31, 1998, 1997 and 1996, was $538,000, $413,000 and
$346,000, respectively.

                        THE J. H. HEAFNER COMPANY, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

STOCK OPTION PLAN

     In 1997, the Company adopted a Stock Option Plan (the Plan) for certain key employees. The Plan was designed to attract and retain key employees of the Company. The Plan authorized the issuance of up to 265,000 shares of voting common stock to be issued to officers and key employees under terms and conditions to be set by the Company's Board of Directors. During 1997, 256,000 options were granted to various members of management at a fair value price of $1.10 per share, as determined by an independent appraisal. The options vest as specified by the stock option agreements over a period of approximately four years and are generally exercisable beginning in May 1998. All options expire 10 years from the date of grant. No options were vested and accordingly no options were exercised at December 31, 1997.

     In the third quarter of 1998, the Plan was amended to authorize the issuance of an additional 262,500 shares, for a total of 527,500 shares, of voting common stock to be issued to officers and key employees under terms and conditions to be set by the Company's Board of Directors. In 1998, an additional 283,400 options were granted to various members of management at a fair value of $7.48 per share, as determined by an independent appraisal. The options vest as specified by the stock option agreements over a period of approximately four years and are generally exercisable beginning in September 1999. At December 31, 1998, 24,000 options were vested; however, no options were exercised.

     The following presents the status of the Plan as of December 31, 1998:

                                                                             WEIGHTED
                                                                             AVERAGE
                                                                 NUMBER      EXERCISE
                                                                OF SHARES     PRICE
                                                                ---------    --------
Outstanding at December 31, 1996............................           0      $0
  Granted...................................................     256,000       1.10
  Exercised.................................................           0       0
  Forfeited.................................................           0       0
                                                                 -------      -----
Outstanding at December 31, 1997............................     256,000       1.10
  Granted...................................................     283,400       7.48
  Exercised.................................................           0       0
  Forfeited.................................................     (45,750)      1.10
                                                                 -------      -----
Outstanding at December 31, 1998 (24,000 exercisable).......     493,650      $4.76
                                                                 =======      =====

     The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and its related interpretations. Pursuant to APB No. 25, compensation expense is recognized for financial reporting purposes using the intrinsic value method when it becomes probable that the options will be exercisable. The amount of compensation expense to be recognized is determined by the excess of the fair value of common stock over the exercise price of the related option at the measurement date.

                        THE J. H. HEAFNER COMPANY, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", which established an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. The Company has elected not to adopt SFAS No. 123 for expense recognition purposes, but is required to provide certain pro forma disclosures. The following information is presented as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123 (000's):

                                                              1998      1997
                                                             -------    ----
    Net loss.............................................    $(4,724)   $(14)
    Pro forma............................................     (4,873)    (42)

     The weighted average fair value of options granted during 1998 and 1997 estimated on the date of grant using the Black-Scholes option pricing model was $4.68 and $.58, respectively. The fair value of options granted in 1998 and 1997 were determined using the following assumptions: a risk-free interest rate of 4.69% and 6.42%, respectively, no dividend yield, expected life of 10 years which equals the lives of the grants, and no expected volatility.

     The following is summary information about the Company's stock options outstanding at December 31, 1998:

                                          WEIGHTED     WEIGHTED                    WEIGHTED
                       OUTSTANDING AT     AVERAGE      AVERAGE    EXERCISABLE AT   AVERAGE
           EXERCISE     DECEMBER 31,     REMAINING     EXERCISE    DECEMBER 31,    EXERCISE
            PRICE           1998        TERM (YEARS)    PRICE          1998         PRICE
          ----------   --------------   ------------   --------   --------------   --------
          $  1.10         210,250           8.42        $1.10         24,000        $1.10
             7.48         283,400           9.75         7.48              0            0
          ----------      -------           ----        -----         ------        -----
          $1.10-7.48      493,650           9.18        $4.76         24,000        $1.10
          ==========      =======           ====        =====         ======        =====

12. COMMITMENTS AND CONTINGENCIES:

LEASES

     The Company leases land, buildings, equipment and vehicles under various operating leases which expire between 1999 and 2012, including two properties which are leased from individual stockholders. The Company also has obligations totaling $651,000 related to properties which have been subleased.

     Future minimum lease commitments at December 31, 1998 (excluding subleased properties) are as follows (000's):

1999........................................................  $20,913
2000........................................................   18,338
2001........................................................   15,031
2002........................................................   12,323
2003........................................................   10,002
Thereafter..................................................   18,579
                                                              -------
                                                              $95,186
                                                              =======

                        THE J. H. HEAFNER COMPANY, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

     Rent expense under these operating leases was $19.6 million in 1998, $9.0 million in 1997 and $2.4 million in 1996. Related-party rent expense was $179,000 for 1998, $222,000 for 1997 and $369,000 in 1996. Obligations under capital leases are not significant.

PURCHASE COMMITMENTS

     In May 1997, the Company entered into a purchase agreement with a supplier (the Tire Supply Agreement -- see Note 13) which expires May 2007. Under the terms of the agreement, the Company has agreed to purchase all requirements of its "Winston" brand tires at a negotiated price specified in the agreement.

LEGAL PROCEEDINGS

     Winston was named as a defendant in a class action lawsuit filed on June 10, 1998 in Los Angeles County Superior Court on behalf of Winston store managers. The lawsuit alleges that Winston violated certain California wage regulations and unfair business practices. The Company believes that Winston's operations, including its wage practices, fully comply with applicable California and federal legal requirements and that the plaintiffs' clams are without merit. The Company is vigorously defending the matter. Additionally, the Company is involved in various lawsuits arising out of the ordinary conduct of its business. While the ultimate results of these lawsuits cannot be predicted with certainty, management does not expect that any of these matters will have a material adverse effect on the financial position or results of operations of the Company.

13. REDEEMABLE PREFERRED STOCK:

     On May 2, 1997, the Company issued 11,500 shares of preferred stock with par value of $.01 per share to a supplier (the Supplier). Of the 11,500 shares, 7,000 shares are designated Series A Cumulative Redeemable Preferred Stock (the Series A Preferred Stock) and 4,500 shares are designated Series B Cumulative Redeemable Preferred Stock (the Series B Preferred Stock).

     The Series A and B Preferred Stock each contain a provision whereby upon the termination of the Tire Supply Agreement (see Note 12), the Company shall redeem all shares of Preferred Stock outstanding at a price equal to the sum of the stated value and the applicable premium, as defined, plus all accrued and unpaid dividends. If at any time a change of control occurs, as defined, the Supplier may request redemption of all outstanding shares. The Company may not make payment in respect of any of the above redemption requirements, so long as amounts are outstanding under the Loan and Security Agreement, the Senior Notes and other agreements entered into in connection therewith, including any replacement agreement which results in a greater principal amount outstanding.

SERIES A PREFERRED STOCK

     The stated value of Series A Preferred Stock is $1,000 per share. Holders of Series A Preferred Stock are entitled to receive, when and if declared by the Board of Directors, cumulative cash dividends at an annual rate of 4%, subject to adjustment based on the volume of purchases from the Supplier. Additional dividends will accrue, when and if declared by the Board of Directors, and are payable on the last business day of January, beginning in 1999. In June 1997, the Company declared a dividend based on a 4% rate. The Series A Preferred Stock will be redeemed by the Company, beginning on the last business day of December 2002 and on the last business day of each June and December thereafter, through June 2007.

                        THE J. H. HEAFNER COMPANY, INC.

                        DECEMBER 31, 1998, 1997 AND 1996

SERIES B PREFERRED STOCK

     The stated value of Series B Preferred Stock is initially $1,000, to be adjusted based on tire purchase credits as determined by the number of units purchased under the Tire Supply Agreement (see Note 12 ). Dividends on Series B Preferred Stock are payable, when and if declared by the Board of Directors, at the prime rate if the Company does not meet certain tire purchase requirements. The remaining value of Series B Preferred Stock shall be redeemed by the Company on the last business day of June 2007 at a price equal to the adjusted stated value plus all accrued and unpaid dividends. As of December 31, 1998, based on the Company's purchases, the stated value of the Series B Preferred Stock was reduced by $147,000.

14. COMMON STOCK:

CLASS A AND CLASS B COMMON STOCK

     On May 12, 1998, the Company's Board of Directors amended their Articles of Incorporation to create two classes of common stock. At December 31, 1998, the Company has authorized for issuance 10,000,000 shares that have been designated Class A Common Stock (Class A) and 20,000,000 shares that have been designated Class B Common Stock (Class B).

     Class A and Class B have equal rights related to dividends and distributions and liquidation, dissolution or winding up. However, Class A is entitled to 20 votes per share and Class B is entitled to one vote per share.

     Class B shall automatically convert into one share of Class A without the requirement of any further action on the part of the Corporation or it stockholders upon the earliest of (i) an initial public offering of the Class A in connection with the registration of the Class A under the Securities Act of 1933, as amended (ii) the occurrence of any condition or event which results in the acceleration of the maturity of the indebtedness evidenced by the debt documents, or (iii) an order for relief under Title 11 of the United States Code is entered against the Company.

STOCK REPURCHASE AND STOCK SPLIT

     At December 31, 1996, the Company had 5,000 shares of $100 par value common stock authorized with 2,080 shares issued and outstanding. On May 2, 1997, the Company amended its Articles of Incorporation to authorize 10,000,000 shares of common stock, and reduce the par value of common stock from $100 to $.01 per share. On May 7, 1997, the Board of Directors approved the repurchase and subsequent cancellation and retirement of 1,024 outstanding shares of common stock at a price equal to $2,644 per share on a pre-stock split basis. On the same date, the Board of Directors authorized a 3,281-for-1 stock split on all outstanding shares of common stock at the close of business on that date.

15. SUBSEQUENT EVENT:

ACQUISITION

     On January 12, 1999, the Company entered into a Stock Purchase Agreement with the stockholders of California Tire, a wholesaler and retailer of tires, parts and accessories located in California. The total consideration to be paid to the stockholders is $3.9 million in cash. The acquisition is not expected to be significant to the Company's financial position or results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table contains information regarding the directors and executive officers of Heafner. Directors hold their positions until the annual meeting of the stockholders at which their term expires or until their respective successors are elected and qualified. Executive officers hold their positions until the annual meeting of the Board of Directors or until their respective successors are elected and qualified.

NAME                                         AGE   POSITION
----                                         ---   --------
Ann H. Gaither............................   67    Chairperson
William H. Gaither........................   43    President, Chief Executive Officer and
                                                   Director
Donald C. Roof............................   47    Senior Vice President, Chief Financial
                                                   Officer and Treasurer
J. Michael Gaither........................   46    Senior Vice President/Strategic Planning,
                                                   General Counsel and Secretary
Daniel K. Brown...........................   45    Senior Vice President/Sales and Marketing
Richard P. Johnson........................   51    President, Heafner-ITCO Division
P. Douglas Roberts........................   51    President, Winston Tires
Arthur C. Soares..........................   49    President and Chief Operating Officer, CPW
Joseph P. Donlan..........................   52    Director
V. Edward Easterling, Jr..................   39    Director
Victoria B. Jackson.......................   44    Director
William M. Wilcox, Jr.....................   72    Director

     Ann H. Gaither -- Chairperson. Ms. Gaither joined Heafner in 1972 and succeeded her father as Chief Executive Officer in 1984. She served as President of Heafner from 1986 until 1989 and has served as Chairperson since 1988. Ms. Gaither currently serves on the board of directors of C200, a national women's business owners organization, and is a Commissioner with the North Carolina Department of Transportation Board. Ms. Gaither is the mother of William H. Gaither, the President, Chief Executive Officer and a Director of Heafner.

     William H. Gaither -- President, Chief Executive Officer and Director. Mr. Gaither joined Heafner in 1978 as a management trainee, subsequently serving as an Assistant Manager in various locations. In 1986, Mr. Gaither was named Executive Vice President, a position he held until 1989. He has served as President of Heafner since 1989. Mr. Gaither also has served as the Chief Executive Officer of Heafner since 1996 and has been a Director of Heafner since 1986. He holds a B.A. from Davidson College. Mr. Gaither is the son of Ann H. Gaither, the Chairperson of Heafner.

     Donald C. Roof -- Senior Vice President, Chief Financial Officer and Treasurer. Mr. Roof has served as Heafner's Senior Vice President, Chief Financial Officer and Treasurer since April 1997. Prior to that time, from 1987 to November 1996, he served in a variety of positions with Yale International/Spreckels Industries, a global industrial manufacturing and food processing company. From 1990 to 1994, Mr. Roof was Treasurer and Chief Financial Officer of Yale International/Spreckels Industries, and from 1994 to 1996, Senior Vice President and Chief Financial Officer. He received his B.B.A. from Eastern Michigan University.

     J. Michael Gaither -- Senior Vice President/Strategic Planning, General Counsel and Secretary. Mr. Gaither has served in his present capacity since joining Heafner in 1991. Prior to that time, he was a lawyer in private practice for several years. He holds a B.A. from Duke University and received his J.D. from the University of North Carolina-Chapel Hill. Mr. Gaither also serves on the board of directors of Ridgeview, Inc.

     Daniel K. Brown -- Senior Vice President/Sales and Marketing. Mr. Brown joined Heafner in 1975 and held various field sales assignments before becoming Marketing Manager in 1979. He advanced to Director of Marketing and to Vice President of Marketing during the 1980's and was named Vice President of Sales and Marketing in 1991. In 1997 he was named Senior Vice President of Sales and Marketing with responsibility for vendor relations and program negotiations as well as the sales and marketing activities for Heafner. Mr. Brown holds a B.A. from Western Carolina University.

     Richard P. Johnson -- President, Heafner-ITCO Division. Mr. Johnson joined ITCO as President and Chief Operating Officer in February 1997. He served as Senior Vice President of Albert Fisher Distribution from 1991 to 1994, and as its President and Chief Operating Officer from 1994 to 1996. Prior to that time, Mr. Johnson held a variety of management positions with Leprino Foods, Sargento Cheese and Kraft Foods. He holds an A.A. from Palm Beach College.

     P. Douglas Roberts -- President, Winston Tires. Mr. Roberts joined Winston as President -- Winston Tires in November 1998. He served with Frazee Industries as Vice President -- Sales, Development, Marketing & Store Operations from 1992 until the time he joined Winston. Prior to that time, Mr. Roberts headed a variety of management positions with Libbey-Owens-Ford, Tenneco Automotive, and Taco Bell. Mr. Roberts holds a B.A. from Western Carolina University.

     Arthur C. Soares -- President, CPW Division. Mr. Soares was the founder and principal owner of CPW, and currently serves as the President and Chief Operating Officer of Heafner's CPW division. Mr. Soares started CPW in 1971 with a single retail outlet, which grew over the years to its current level of operations. He holds a B.A. from Santa Clara University.

     Joseph P. Donlan -- Director. Mr. Donlan has been a Director since May 1997. He is currently a Senior Manager of Brown Brothers Harriman & Co., where he has served in a variety of capacities beginning in 1970 when he joined Brown Brothers' commodities lending group. He was promoted to run this group in 1976, and in 1981 was named Senior Credit Officer and a member of Brown Brothers' Credit Committee, on which he continues to serve. In 1996 he co-founded the 1818 Mezzanine Fund. He is a 1968 graduate of Georgetown University and received an M.B.A. from Rutgers University in 1970. Mr. Donlan also serves on the board of directors of National Auto Finance, Incorporated, One Call Medical, Inc. and System One Services, Inc.

     V. Edward Easterling, Jr. -- Director. Mr. Easterling has been a Director since June 1998. He is currently a principal of Wingate Partners, a private equity investment firm based in Dallas, Texas. Prior to joining Wingate in 1994, he was part of the investment and executive management group that acquired 12 troubled thrifts in Texas and created American Federal Bank in 1988. Previously, Mr. Easterling was Vice President and Treasurer of Swift Independent Packing Company and Treasurer of Valley View Capital Corporation. He received a B.B.A., a B.A. in Psychology, and an M.B.A. from Southern Methodist University. Mr. Easterling also serves as Chairman of the board of directors for NSG Corporation.

     Victoria B. Jackson -- Director. Ms. Jackson has been a Director since June 1997. She has been with DSS/Pro Diesel, a diesel parts manufacturer, remanufacturer and distribution company based in Nashville, Tennessee since 1977 and served as its President and Chief Executive Officer from 1997 until February 1999. She received an M.B.A. from the Owen Graduate School of Management at Vanderbilt University and a B.A. in Business Administration and A.A. from Belmont University. Ms. Jackson also serves on the boards of directors of AmSouth Bancorporation, Hussman Econometrics Advisors, Inc. and Whitman Corporation.

     William M. Wilcox, Jr. -- Director. Mr. Wilcox has been a Director since March 1998. Mr. Wilcox served for over 41 years with both B.F. Goodrich and Uniroyal Goodrich. At B.F. Goodrich, he served in various capacities, including Executive Vice President/Sales. He retired from Uniroyal Goodrich after serving as President, Company Brands and President, Sales Worldwide.

ITEM 11.  EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

     The following table contains information concerning the compensation for services in all capacities to Heafner for the years ended December 31, 1998, 1997 and 1996 of the following "Named Executive Officers," who are those persons who (a) served during the fiscal year ended December 31, 1998 as the Chief Executive Officer of Heafner, (b) were, at December 31, 1998, the other four most highly compensated executive officers of Heafner who earned more than $100,000 in salary and bonus in 1998 and (c) one person for whom disclosure would have been provided as among the most highly compensated executive officers but for the fact that he was not serving as an executive officer at December 31, 1998.

                                                                             LONG-TERM
                                                                            COMPENSATION
                                               ANNUAL COMPENSATION          ------------
                                        ---------------------------------    SECURITIES
                              FISCAL                         OTHER ANNUAL    UNDERLYING     ALL OTHER
                               YEAR     SALARY      BONUS    COMPENSATION   OPTIONS/SARS   COMPENSATION
NAME AND PRINCIPAL POSITION   ENDED       ($)        ($)        ($)(A)         (#)(B)          ($)
---------------------------  --------   -------    -------   ------------   ------------   ------------
William H. Gaither.........  12/31/98   342,684    109,912      26,000             --         71,436(c)
  President, Chief
     Executive               12/31/97   318,000     49,000      25,000         62,500         41,741(c)
  Officer                    12/31/96   303,387         --          --             --         25,604(d,e)

Donald C. Roof.............  12/31/98   231,840    122,688      25,500         15,000             --
  Senior Vice President,     12/31/97   161,253(f)  60,000      25,000         25,000             --
  Chief Financial Officer
  and Treasurer              12/31/96        --         --          --             --             --

J. Michael Gaither.........  12/31/98   213,924    113,174      15,500         15,000             --
  Senior Vice President,     12/31/97   191,883     60,000      15,000         25,000             --
  General Counsel and
  Secretary                  12/31/96   155,652     26,000      15,000             --         23,761(e)

Daniel K. Brown............  12/31/98   182,490     96,571      15,500         15,000             --
  Senior Vice President/     12/31/97   164,499     51,000      15,000         25,000         24,935(e)
  Sales and Marketing        12/31/96   112,335     39,599      15,000             --         28,073(e)

Thomas J. Bonburg(g).......  12/31/98   400,751(g)  64,710          --             --         33,333(h)
  President, Winston Tires   12/31/97    96,952(g)  75,000          --         37,500             --
                             12/31/96        --         --          --             --             --

Arthur C. Soares...........  12/31/98   129,810(i) 199,399          --             --             --
  President and Chief        12/31/97        --         --          --             --             --
  Operating Officer, CPW     12/31/96        --         --          --             --             --

---------------

(a) This column includes nothing for perquisites and other personal benefits because in no case did the aggregate amount of perquisites and other personal benefits exceed the reporting threshold (the lesser of $50,000 or 10% of total annual salary and bonus), but includes amounts for the annual contribution for deferred compensation for such Named Executive Officer for the year.

(b) This column includes stock options granted in 1997 and 1998 under Heafner's stock option plan, which is discussed below under "-- Stock Option Plan." Thirty percent of the options granted in 1997 have, or will, vest and become exercisable within 60 days. The remaining options vest as described in "-- Stock Option Plan," below.

(c) Consists of certain board-designated discretionary compensation paid in 1998.

(d) Consists of directors' fees paid during 1996 of $10,000.

(e) Consists of taxable amounts reported in connection with vendor-sponsored trips.

(f) Mr. Roof joined Heafner in April 1997. Salary represents payments to Mr. Roof during the period of his employment in 1997. On an annualized basis, Mr. Roof's salary for 1997 would have been $215,000.

(g) Mr. Bonburg was the Chief Executive Officer of Winston Tires, which was acquired by Heafner on May 7, 1997. He resigned as President of Winston Tires on November 15, 1998. 1998 salary represents payments to Mr. Bonburg during the period of his employment in 1998. 1997 salary represents payments to Mr. Bonburg during the period following Heafner's acquisition of Winston Tires in 1997.

(h) Consists of monthly severance payment to Mr. Bonburg in December 1998. Such monthly payments will continue through November 2000.

(i) Mr. Soares joined Heafner in May 1998. Salary represents payments to Mr. Soares during the period of his employment in 1998. On an annualized basis, Mr. Soares' salary for 1998 would have been $259,600.

OPTION/SAR GRANTS IN 1998

     No stock appreciation rights were granted during 1998. The following table contains information concerning the grant of stock options to each of the Named Executive Officers during 1998:

                                                  INDIVIDUAL GRANTS
                                   -----------------------------------------------
                                                PERCENT OF
                                                  TOTAL                               POTENTIAL REALIZABLE
                                                 OPTIONS                                VALUE AT ASSUMED
                                   NUMBER OF     GRANTED                             ANNUAL RATES OF STOCK
                                   SECURITIES       TO       EXERCISE                PRICE APPRECIATION FOR
                                   UNDERLYING   EMPLOYEES    OR BASE                     OPTION TERM(B)
                                    OPTIONS     IN FISCAL     PRICE     EXPIRATION   ----------------------
NAME                               GRANTED(A)      YEAR       ($/SH)       DATE        5%($)       10%($)
----                               ----------   ----------   --------   ----------   ---------   ----------
William H. Gaither..............         --         --           --           --           --           --
Donald C. Roof..................     15,000        5.3%       $7.48      9/21/08      $70,563     $178,813
J. Michael Gaither..............     15,000        5.3         7.48      9/21/08       70,563      178,813
Daniel K. Brown.................     15,000        5.3         7.48      9/21/08       70,563      178,813
Thomas J. Bonburg...............         --         --           --           --           --           --
Arthur C. Soares................         --         --           --           --           --           --

---------------

(a) The securities underlying the options, which were granted under the stock option plan, are shares of Class A common stock. Under the stock option plan, none of the options granted to each of the Named Executive Officers will vest or are exercisable within 60 days. The options will vest as described in "-- Stock Option Plan," below.

(b) The potential realizable value columns illustrate the value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compound rates of appreciation of the Class A common stock over the term of the options. These amounts represent certain assumed rates of appreciation only, assuming a fair market value on the date of grant of $7.48 per share. Because the Class A common stock is privately held, a per-share fair market value on the date of grant of the options equal to $7.48 was assumed based on a stock appraisal as of May 1998. Actual gains on the exercise of the options are dependent on the future performance of the Class A common stock. The potential values reflected in this table may not be the actual values ultimately realized. All amounts have been rounded to the nearest whole dollar.

                      -----------------------------------------

     No options to purchase common stock were exercised by the Named Executive Officers during the 12 months ended December 31, 1998.

STOCK OPTION PLAN

     In 1997, Heafner adopted The J.H. Heafner Company 1997 Stock Option Plan (the "stock option plan"). The stock option plan is designed to motivate designated employees, officers, directors and independent contractors of Heafner and its subsidiaries by encouraging them to acquire a proprietary interest in Heafner. Heafner's board of directors, acting through a "plan committee" of at least two members of the board, administers the stock option plan, selects eligible participants, determines the number of shares subject to each option granted under the stock option plan and sets other terms and conditions applicable to participants in the stock option plan. After giving effect to the reclassification of Heafner's Class A common stock, and a 1998 amendment increasing the number of shares available for option grants under the plan, an aggregate of 527,500 shares of Class A common stock are reserved for issuance under the stock option plan.

     The stock option plan provides for the grant to designated employees, officers, directors and independent contractors of Heafner and its subsidiaries of options to purchase shares of Class A common stock. The plan committee has sole authority to select those individuals to whom options may be granted and to determine the number of shares of Class A common stock that will be issuable upon exercise of the options granted. The purchase price for shares of Class A common stock issuable upon exercise of the options granted is fixed by the plan committee, but cannot be less than the fair market value of the Class A common stock, as determined in good faith by Heafner's board of directors, if the corresponding option is intended to qualify as an incentive stock option under the Internal Revenue Code. As of December 31, 1998, options to purchase an aggregate of 493,650 shares of Class A common stock, some of which are shares of common stock that were reclassified as Class A common stock, at prices ranging from $1.10 to $7.48 per share, were outstanding under the stock option plan.

     All options granted under the stock option plan are subject to the terms and conditions of a stock option agreement entered into by each option recipient. The stock option agreement generally requires each recipient to be bound by the terms of a stockholder agreement between certain management stockholders and Heafner in the event the recipient elects to exercise options. Options granted under the stock option plan generally vest on the first four anniversaries of the date of grant, in installments of either (a) 10%, 20%, 30% and 40% or (b) 20%, 20%, 20%, and 40%, of the total number of underlying shares. Options granted under the stock option plan are not transferable by the recipient other than by a will or by the laws of descent and distribution and, during the recipient's lifetime, may only be exercised by the recipient. Under the terms of the stock option plan, options terminate no later than the tenth anniversary of the date of grant. Options are also subject to adjustment to avoid dilution in the event of a change in the capital structure of Heafner.

     If an option recipient dies or if his or her employment is terminated because of a permanent disability or for any other reason, other than for cause as defined in the stock option agreement, the recipient or his or her personal representative may exercise the option within 180 days after the termination date, but only to the extent the option has vested on the termination date or would have vested in the 12 months following the termination date. Any option that would still be unvested after that time will lapse. If an option recipient's employment is terminated for cause, the recipient may exercise the option within 30 days after the date of termination, but only to the extent the option has vested on the date of termination. Any option that is unvested on the date of termination will lapse.

     Under the stock option plan, each of the following events would constitute a "change of control":

     - any person or entity not controlled by Heafner's stockholders acquires more than 50% of the shares of Heafner's common stock,

     -  all or substantially all of the assets of Heafner are sold,

     - the majority of Heafner's board of directors no longer comprises persons currently serving on the board or persons designated by the current board majority,

     - Ann H. Gaither, William H. Gaither, Susan G. Jones and Thomas R. Jones collectively own less than 50% of the combined voting power of the then outstanding shares of common stock of Heafner, or

     -  Heafner issues common stock in a public offering.

     All options outstanding under the stock option plan will become fully vested and immediately exercisable immediately prior to any change of control. If any option is not then exercised, it will expire upon the happening of the change in control.

RESTRICTED STOCK PLAN

     In 1997, Heafner adopted The J.H. Heafner Company 1997 Restricted Stock Plan (the "restricted stock plan"), which is designed to motivate designated employees, officers, directors and independent contractors of Heafner and its subsidiaries by encouraging them to acquire a proprietary interest in Heafner. Heafner's board of directors, acting through the plan committee, administers the restricted stock plan, selects eligible participants, determines the number of shares to be awarded to each participant and sets other terms and conditions applicable to participants in the restricted stock plan. As of December 31, 1998, an aggregate of 215,000 shares of Class A common stock, some of which are shares of common stock that were reclassified as Class A common stock, had been issued to participants in the restricted stock plan for a purchase price of $1.10 per share. The shares issued under the restricted stock plan were issued in exchange for promissory notes given by the participants. The principal of the notes is forgiven over time by Heafner depending upon the attainment of certain earnings targets.

     The restricted stock plan enables designated employees, officers, directors and independent contractors of Heafner to purchase shares of Class A common stock. The plan committee has sole authority to select the individuals to whom the opportunity to participate in the restricted stock plan may be offered and to determine the number of shares of Class A common stock to be issued. The purchase price for shares of Class A common stock issued under the restricted stock plan is fixed by the plan committee, which has the authority to impose additional terms and conditions in connection with issuances to participants. All shares that have been issued under the restricted stock plan are subject to the terms and conditions of a securities purchase and stockholders' agreement (the "restricted stock agreement") entered into by each option recipient.

     The restricted stock agreement prohibits the transfer of stock issued under the restricted stock plan except for transfers:

     - to Heafner upon the termination of employment of a participating stockholder,

     - to other management employees who have executed and delivered agreements substantially similar to the restricted stock agreement,

     -  by will or by the laws of descent or distribution, or

     - if and to the extent repurchase rights in favor of Heafner on termination of employment have not been exercised, to third parties, subject to rights of first refusal in favor of Heafner and the other holders of restricted stock.

     Heafner has the right to repurchase all of a participating stockholder's shares upon the termination of that stockholder's employment due to cause (as defined in the restricted stock agreement) or the death of the participating stockholder. A participating stockholder may require Heafner to repurchase all of such stockholder's shares if that stockholder terminates his or her employment for good reason (as defined in the restricted stock agreement). In all cases, the repurchase price for shares of stock subject to the restricted stock agreement is the higher of their original purchase price and a price derived from Heafner's "Net Equity Value," as defined in the restricted stock agreement, at the time of repurchase.

COMPENSATION OF DIRECTORS

     During the year ended December 31, 1998, directors who were not members of the Gaither family or nominees of The 1818 Mezzanine Fund, L.P. or Wingate Partners II, L.P. were paid a fee of $2,500 for each board meeting attended. Heafner intends to continue this compensation policy for directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 1998, William H. Gaither, Donald C. Roof, and J. Michael Gaither served on an executive committee of Heafner which reviewed and recommended executive compensation for the Named Executive Officers and other executives of Heafner. All compensation recommendations of the executive committee were reviewed by and subject to the approval of the full board of directors of Heafner.

BOARD REPORT ON EXECUTIVE COMPENSATION

     The executive committee, at the direction of the board of directors of Heafner, recommends the compensation of the Named Executive Officers and other executives of Heafner. In addition, the executive committee administers Heafner's compensation and stock option plans.

     The key components of the compensation packages of Heafner's executive officers are annual salary, bonuses dependent upon Heafner's performance, and long term, stock-based incentives. In addition, Heafner's executive officers receive health, accident, and life insurance, retirement, and other personal benefits typically offered to executives by other corporations equivalent in size.

     Historically, Heafner has entered into employment agreements with its senior executive officers which fix their minimum annual salaries and bonuses. The compensation philosophy of Heafner's board of directors is that the compensation of Heafner's executives and key managers should be designed to promote achievement of Heafner's business and financial objectives; to provide pay that is externally competitive and internally equitable, which will allow Heafner to attract, retain, and motivate the executives and key managers necessary to accomplish its business objectives; and to reward exceptional performance. The executive committee reviews the salaries provided for in the employment agreements with its senior executive officers, as well as the salaries of Heafner's other officers, once a year, and recommends changes to the board of directors.

     Mr. William H. Gaither's compensation for the last completed fiscal year was in recognition of the many major initiatives undertaken and accomplished by him since the beginning of 1998. The most notable of these initiatives were his restructuring efforts, including the ITCO merger and the CPW acquisition.

     Bonuses are payable based upon performance measures recommended by the executive committee for each participant. The executive committee recommends a threshold, target, and maximum performance objective for each performance measure. Each of the executive committee's recommendations must be approved by the board of directors. No payment with respect to a performance measure is made if performance is below the threshold performance objective established for that performance measure. If the target performance objective is reached, the participant is entitled to receive 100% of the bonus attributable to that performance measure. If the maximum performance objective is reached, the participant receives 200% of the bonus attributable to that performance measure. As a result, if the maximum performance objectives for all performance measures are reached, a participant will receive a bonus equal to 200% of his or her targeted bonus.

     No participant may receive more than 200% of his or her targeted bonus. Bonuses are subject to reduction or cancellation on the basis of a participant's individual performance or in the event of conduct by a participant detrimental to Heafner. Bonuses are payable in cash.

                                                  THE BOARD OF DIRECTORS
                                                      Ann H. Gaither
                                                    William H. Gaither
                                                     Joseph P. Donlan
                                                V. Edward Easterling, Jr.
                                                   Victoria B. Jackson
                                                  William M. Wilcox, Jr.

INDEMNIFICATION OF OFFICERS AND DIRECTORS

     Heafner's articles of incorporation provide for the release of any person serving as a director of Heafner from liability to Heafner or its stockholders for damages for breach of fiduciary duty and for the indemnification by Heafner of any person serving as a director, officer, employee or agent or other authorized person to the fullest extent permissible under the North Carolina Business Corporation Act. In addition, Heafner has purchased a directors' and officers' insurance policy covering officers and directors of Heafner and its subsidiaries for liabilities that they may incur as a result of any action, or failure to act, by such officers and directors in their capacity as officers and directors.

EMPLOYMENT AND SEVERANCE AGREEMENTS

     Heafner has entered into employment agreements with each of Messrs. William
H. and J. Michael Gaither, Roof, Brown and Roberts, providing for annual base salaries of approximately $354,444, $224,000, $243,000, $191,000 and $230,000,
respectively, for the current year.

     The employment agreements with Messrs. William H. and J. Michael Gaither, Roof, Brown and Roberts provide for payment of annual bonuses and for additional bonuses pursuant to Heafner's executive bonus plan. Fixed bonus payments made to William H. Gaither are reduced by the amount received by him under Heafner's board-designated discretionary compensation plan.

     The employment agreements may be terminated at any time by Heafner. If the employee's employment with Heafner is terminated on account of death or disability, for cause, or without good reason (as defined in each employment agreement), the employee is entitled to receive his base salary and target bonus payable through the date of termination. If Heafner terminates the employee's employment without cause, or if the employee terminates his employment with good reason, then the employee is entitled to receive an additional payment equal to his base salary and target bonus for one year. In the event of a termination by Heafner as a result of or in anticipation of a change in control (as defined in the employment agreements) or a constructive termination due to a change in control, the employment agreements of each of Messrs. William H. Gaither and Roberts provide that the employee is entitled to receive his base salary and target bonus for a period of 24 months from the date of termination or constructive termination. The employment agreements of Messrs. J. Michael Gaither, Roof and Brown provide that, if the employee is terminated as a result of or in anticipation of a change of control, or if his employment is terminated by Heafner for any reason or by the employee for good reason within one year after the change of control, or if he terminates his employment for any reason within 30 days after the first anniversary of the change of control, then he is entitled to receive an amount equal to his base salary and target bonus for the period from his termination until the third anniversary of the change of control. All of the employment agreements contain non-compete, non-solicitation and confidentiality provisions.

     In conjunction with the CPW acquisition, Heafner entered into employment agreements with each of Arthur C. Soares, the current President of CPW, and Ray
C. Barney, the current Executive Vice President and Chief Operating Officer of CPW.

     Mr. Soares' employment agreement provides for a two year term and an annual base salary of $250,000, a stay-put bonus of $2,000,000, payable in installments of $1,250,000 at the end of the first year and $750,000 at the end of the second year after the closing of the Transactions. It also provides for a "synergy" bonus payable at the end of the first year based on the attainment of specified performance targets for CPW and an annual incentive and performance bonus to be determined in good faith by Heafner's board of directors. Mr. Barney's employment agreement provides for a three-year term and an annual base salary of $140,000, a stay-put bonus of $600,000, payable in installments of $200,000 at the end of each of the first three years after the closing of the Transactions. Mr. Barney's employment agreement (with Speed Merchant) also provides for a "synergy" bonus payable at the end of the first year based on the attainment of specified performance targets for CPW and an annual incentive and performance bonus to be determined in good faith by Heafner's board of directors. Both employment agreements contain non-compete, non-solicitation and confidentiality provisions.

     The employment agreements with Messrs. Soares and Barney are terminable at any time by Heafner. Upon termination of employment for any reason, including death or permanent disability, the employee or his heirs is entitled to receive the employee's base salary and incentive bonus earned through the date of termination and the synergy bonus for the first year of the employment term. If Heafner terminates the employee's employment without cause, or the employee terminates his employment with good reason (each as defined in the employment agreements), the employee is entitled to receive an additional payment equal to his base salary through the end of his employment term as well as the incentive bonus payable for the first year. Payment of the stay-put bonus is contingent upon the employee's continued employment with Heafner except in the case of the employee's death or permanent disability, termination by the employer without cause or termination by the employee for good reason.

     In conjunction with the consummation of the Transactions, Heafner entered into an employment agreement with Richard P. Johnson, who serves as President, Heafner-ITCO Division. Mr. Johnson is paid an annual base salary of $250,000, a fixed bonus and an annual incentive bonus to be determined in the discretion of Heafner's board of directors. Upon termination of Mr. Johnson's employment by Heafner without cause, or by Mr. Johnson for good reason, or upon a change of control (each as defined in the employment agreement),

Mr. Johnson is entitled to a severance payment, depending on the date of termination, ranging from 12 to 24 months' salary and bonus from and after the date of termination. The employment agreement contains non-compete, non-solicitation and confidentiality provisions.

EXECUTIVE BONUS PLAN

     Heafner awards annual cash bonuses to up to 20 of its top executives. Bonuses are payable only if Heafner attains specified annual performance targets. Bonuses can range from up to 5% of salary for executives in the lowest bonus bracket to up to 60% of salary for those in the highest. The executive bonus plan may be altered in the discretion of Heafner's board of directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of Heafner's common stock as of December 31, 1998, giving effect to the reclassification of Heafner's stock and to the other Transactions, of:

     - each person known by Heafner to own beneficially more than 5% of the Class A common stock,

     - each person known by Heafner to own beneficially more than 5% of the Class B common stock,

     -  each director,

     -  the Named Executive Officers, and

     -  all directors and executive officers of Heafner as a group.

                                             NUMBER OF SHARES        PERCENT OF        PERCENT OF
                                               BENEFICIALLY        CLASS A COMMON    CLASS B COMMON
NAME AND ADDRESS OF BENEFICIAL OWNER(A)           OWNED               STOCK(B)          STOCK(B)
---------------------------------------      ----------------      --------------    --------------
Ann H. Gaither...........................       1,992,293(c)            53.9%
William H. Gaither.......................       1,079,038(c,d)          28.7
Susan Jones..............................         475,919               12.9
The 1818 Mezzanine Fund, L.P.............       1,034,000(e)            21.9
Wingate Partners II, L.P.................       1,301,264(f)                              92.9%
Donald C. Roof...........................          32,500(g)             1.8
J. Michael Gaither.......................          32,500(h)             1.8
Daniel K. Brown..........................          32,500(i)             1.8
Joseph P. Donlan.........................       1,034,000(e)            21.9
V. Edward Easterling, Jr.................       1,301,264(k)                              92.9
Victoria B. Jackson......................           5,000(l)               *
Richard P. Johnson.......................          32,110(f,j)             *               1.9
Arthur C. Soares.........................              --
P. Douglas Roberts.......................           5,000(l)               *
William M. Wilcox, Jr....................           5,000(l)               *
All directors and executive officers of
  Heafner as a group (11 persons)........       4,258,941(m)            98.7               1.9

---------------

* Indicates less than 1% of the outstanding Class A common stock or Class B common stock, as the case may be.

(a) Unless otherwise indicated, the address for each person listed in the table is in care of The J.H. Heafner Company, Inc., 2105 Water Ridge Parkway, Suite 500, Charlotte, North Carolina 28217.

(b) Shares beneficially owned, as recorded in this table, are expressed as a percentage of the shares of Class A common stock outstanding or Class B common stock outstanding, as the case may be. For purposes of computing the percentage of outstanding shares held by each person or group of persons named in this table, any securities which that person or group of persons has the right to acquire within 60 days of March 31, 1999 are deemed to be outstanding for purposes of computing the percentage ownership of such person or persons, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Shares of Class A common stock possess 20 votes per share and shares of Class B common stock possess one vote per share. As of December 31, 1998, 3,697,000 shares of Class A common stock and 1,400,667 shares of Class B common stock were issued and outstanding.

(c) Excludes 475,919 shares of Class A common stock that Ann H. Gaither and William H. Gaither have the power to vote under a voting trust agreement among certain members of the Gaither family.

(d) Includes 18,750 shares of Class A common stock issuable upon the exercise of options which are exercisable within 60 days.

(e) Represents shares issuable upon the exercise of Warrants, as discussed below. Mr. Donlan is the co-manager of The 1818 Mezzanine Fund, L.P. and in that capacity will have authority to vote and exercise investment power over the shares. See "Certain Relationships and Related Transactions -- Warrants."

(f) Represents shares of Class B common stock issued in exchange for shares of ITCO Logistics Corporation as part of the consideration for the ITCO merger. Share numbers for Wingate Partners II, L.P. include shares of Class B common stock held by its affiliate, Wingate Affiliates II, L.P. See "The Transactions," included in Item 1 above.

(g) Includes 7,500 shares of Class A common stock issuable upon the exercise of options which are exercisable within 60 days.

(h) Includes 7,500 shares of Class A common stock issuable upon the exercise of options which are exercisable within 60 days.

(i) Includes 7,500 shares of Class A common stock issuable upon the exercise of options which are exercisable within 60 days.

(j) Includes 5,000 shares of Class A common stock issuable upon the exercise of options which are exercisable within 60 days.

(k) Represents shares of Class B common stock owned by Wingate Partners II, L.P. and its affiliate, Wingate Affiliates II, L.P. Mr. Easterling is a general partner of Wingate Affiliates II, L.P., and an indirect general partner of Wingate Partners II, L.P., and, accordingly, may be deemed to be the beneficial owner of such shares.

(l) Consists of 5,000 shares of Class A common stock issuable upon the exercise of options which are exercisable within 60 days.

(m) Includes (1) 27,110 shares of Class B common stock and (2) 4,231,831 shares of Class A common stock, of which 1,034,000 are shares issuable upon the exercise of Warrants to The 1818 Mezzanine Fund, L.P., of which Mr. Donlan is co-manager and will, in that capacity, have voting and investment power over the shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

WARRANTS

     In connection with the incurrence of subordinated debt to finance the acquisition of its Winston subsidiary on May 7, 1997, Heafner issued to The 1818 Mezzanine Fund, L. P. (the "1818 Fund") warrants (the "Warrants") to purchase shares of Heafner's common stock. Joseph P. Donlan, a member of Heafner's board of directors, is a Senior Manager of Brown Brothers Harriman & Co., the 1818 Fund's general partner. Mr. Donlan and Robert R. Gould, a Partner of Brown Brothers Harriman & Co., are co-managers of the 1818 Fund, and in that capacity they exercise voting and investment power over the 1818 Fund's shares. The Warrants are exercisable for 1,034,000 shares of Class A common stock. The Warrants may be exercised, in whole or in part, at any time prior to the earliest of:

     -  May 7, 2007,

     - the date of an initial public offering of Class A common stock yielding gross proceeds of at least $25.0 million or representing at least 20% of the Class A common stock on a fully-diluted basis, or

     - Heafner's merger or consolidation with or into another entity or the sale of all or substantially all of Heafner's assets.

     The number of shares issuable upon the exercise of the Warrants is subject to adjustment from time to time to reflect stock dividends, splits, combinations and reclassifications. In addition, the Warrants provide for upward adjustment of the number of issuable shares if Heafner issues Class A common stock at a price per share that is less than its current fair market value. Fair market value is determined by reference to closing prices of the Class A common stock on a national exchange or, if the Class A common stock is not publicly traded, in good faith by Heafner's board of directors or a nationally recognized investment banking firm, if requested by the holders of 33% of the Class A common stock on a fully-diluted basis.

     The Warrants provide that the holders of a majority in interest of the Warrants issued on May 7, 1997 have the right, exercisable upon a change of control as defined in the Warrants or at any time after May 7, 2004, to require Heafner to redeem the Warrants. However, that redemption right may not be exercised after the consummation of an initial public offering of the Class A common stock yielding gross proceeds of at least $25.0 million or representing at least 20% of the Class A common stock on a fully-diluted basis. If the requested redemption right is exercised, Heafner must redeem all of the outstanding Warrants at an agreed redemption price calculated based on an EBITDA multiple of Heafner at the time of redemption, unless otherwise prevented by law. Heafner has no right to call for the redemption of the Warrants.

     Heafner and the 1818 Fund are also parties to a note and warrant purchase agreement and a registration rights agreement, each dated as of May 7, 1997, which contain provisions restricting the transferability of the Warrants, including a right of first offer in favor of Heafner, and grant registration rights with respect to shares of Class A common stock issuable upon exercise of the Warrants.

PREFERRED STOCK

     In connection with entering into the Kelly-Springfield Supply Agreement, Kelly-Springfield purchased from Heafner 7,000 newly issued shares of Heafner's Series A Cumulative Redeemable Preferred Stock, par value $.01 (the "Series A preferred stock"), and 4,500 newly issued shares of Heafner's Series B Cumulative Redeemable Preferred Stock, par value $.01 (the "Series B preferred stock"), for an aggregate purchase price of $11.5 million. Kelly-Springfield is the sole holder of each series of preferred stock. Each series of the preferred stock has a stated value and liquidation preference equal to $1,000 per share, except the liquidation preference of the Series B preferred stock is reduced from time to time based upon purchases by Heafner of certain types of tires from Kelly-Springfield.

     Kelly-Springfield is entitled to receive monthly dividends on the liquidation preference of the Series A preferred stock at a rate of 4% per year, which may be increased if Heafner's annual tire purchases from Kelly-Springfield fall below certain levels. Heafner is not required to pay dividends on the Series B preferred stock unless its annual tire purchases from Kelly-Springfield fall below certain levels.

     Subject to the limitations summarized below, beginning in December 2002 and ending in June 2007 Heafner is required to redeem 700 shares of Series A preferred stock each year on a semi-annual basis at 100% of the liquidation preference of such shares plus all accrued and unpaid dividends. Subject to the same limitations, Heafner is required to redeem all of the outstanding shares of Series B preferred stock in June 2007 at the same redemption price. Unless restricted by the limitations summarized below, Heafner is also required to redeem all the preferred stock if the Kelly-Springfield Supply Agreement is terminated or, at the request of Kelly-Springfield, if a change of control of Heafner occurs and Kelly-Springfield requests a termination of the Supply Agreement. Each series of preferred stock also is redeemable at any time at Heafner's option.

     So long as any amounts are outstanding under Heafner's existing credit facility or subordinated notes, or any amending or replacing agreement for that debt, or any commitments to lend exist under such debt, Heafner is prohibited from:

     - making any payment in respect of any mandatory or optional redemption of either series of preferred stock, or

     - declaring, making or paying any dividend or distribution in respect of either series of preferred stock, if any default or event of default under any such debt, or any event which upon notice or lapse of time, or both, would constitute an event of default, has occurred or is continuing or would result from that event and has not been cured or waived in accordance with such debt.

SHARE REPURCHASES

     In February 1997, Heafner offered to repurchase shares of common stock from members of the Gaither family not actively involved in the operation of Heafner at a price equal to $.8058 per share, or $2,644 per share without giving effect to a 3,281-for-1 stock split that occurred on May 7, 1997. Pursuant to the offer, Heafner repurchased, and subsequently canceled and retired, 3,359,744 shares, 1,024 shares without giving effect to the stock split, of common stock from the Gaither family members for an aggregate purchase price of $2.7 million. In 1986, Heafner repurchased from Carolyn H. Williams, and subsequently canceled and retired, all of her shares of Heafner's common stock in exchange for a promissory note in the original principal amount of $1.4 million. Carolyn H. Williams is the sister of Ann H. Gaither, the Chairperson of Heafner. The note is payable through January 2006 in annual installments of $124,600, including interest at a rate per year of 7.5%. The outstanding principal amount of the note at December 31, 1998 was approximately $730,000.

RELATED PARTY LEASES; LOANS AND LOAN GUARANTEE

     Heafner leases corporate office space in Lincolnton, North Carolina from Ann H. Gaither, the Chairperson of Heafner, and her sister, Carolyn H. Williams, for an annual rent equal to approximately $87,000. Heafner leases its Winston-Salem, North Carolina distribution center from Ann H. Gaither for an annual rent equal to approximately $55,200. In connection with this property in Winston-Salem, Ann H. Gaither has a note owing to Heafner with a principal balance of $158,591.93 payable in monthly installments of principal and interest of $3,500 accruing interest at 9% per year with the final due date of October 1, 2003. Heafner leases the data processing and human resources buildings adjacent to its corporate headquarters in Lincolnton, North Carolina from Evangeline Heafner, Ann H. Gaither's mother, for an annual rent equal to approximately $37,000. The expiration dates of these leases are September 30, 2002, August 1, 2003 and December 30, 2002, respectively. Heafner believes that these leases are on terms no less favorable to it than could have been obtained from an independent third party.

     Pursuant to a guaranty dated March 31, 1997, Heafner has agreed to guarantee all obligations of William H. Gaither, President and Chief Executive Officer of Heafner, under a mortgage loan in an aggregate principal amount not to exceed $890,000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Documents filed as part of this Report:

          1. The following items, including consolidated financial statements of the Company, are set forth at Item 8 of this report:

          - Report of Independent Public Accountants

          - Consolidated Balance Sheets as of December 31, 1998 and 1997

          - Consolidated Statement of Operations for the years ended December 31, 1998, 1997, and 1996

          - Consolidated Statement of Stockholders' Equity for the years ended December 31, 1998, 1997, and 1996

          - Consolidated Statement of Cash Flows for the years ended December 31, 1998, 1997, and 1996

          - Notes to Consolidated Financial Statements

          2. Financial Statement Schedules

          Report of Independent Public Accountants (set forth on following page)

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                           ADDITIONS
                                                    -----------------------
                                                      CHARGED      CHARGED
                                        BALANCE       TO COSTS     TO OTHER                     BALANCE
                                       JANUARY 1,   AND EXPENSES   ACCOUNTS    DEDUCTIONS     DECEMBER 31,
                                       ----------   ------------   --------    ----------     ------------
1998
Allowance for doubtful accounts......     400          1,627        1,701(1)     (1,508)(3)      2,220
Restructuring reserve................      --          1,409           --          (222)(4)      1,187
1997
Allowance for doubtful accounts......     200            479          175(2)       (454)(3)        400
Restructuring reserve................      --             --           --            --             --
1996
Allowance for doubtful accounts......     200            193           --          (193)(3)        200
Restructuring reserve................      --             --           --            --             --

---------------

(1) Includes amounts for ITCO Logistics Corporation and Subsidiaries and The Speed Merchant, Inc. as of the May 20, 1998 acquisition date.
(2) Includes amounts for Oliver and Winston, Inc. as of the May 7, 1997 acquisition date.
(3) Accounts written off during the year, net of recoveries.

          Schedules not included herein are omitted because they are not applicable or the required information appears in the financial statements or notes thereto.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of The J.H. Heafner Company, Inc.

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of The J.H. Heafner Company, Inc. included in this Form 10-K, and have issued our report thereon dated March 22, 1999. Our audits were made for the purpose of forming an opinion on those financial statements taken as whole. The schedules listed on Item 14 of this Form 10-K are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Charlotte, North Carolina
March 22, 1999

          3.  Exhibits:

        3.1    Second Amended and Restated Articles of Incorporation of The
               J.H. Heafner Company, Inc. (the Company)++
        3.2    By-laws of the Company*
        3.3    Articles of Incorporation of Oliver & Winston, Inc.*
        3.4    By-laws of Oliver & Winston, Inc.*
        3.5    Articles of Incorporation of The Speed Merchant, Inc.*
        3.6    By-laws of The Speed Merchant, Inc.*
        3.7    Articles of Incorporation of Phoenix Racing, Inc.*
        3.8    By-laws of Phoenix Racing, Inc.*
        3.9    Articles of Incorporation of California Tire Company++
        3.10   By-laws of California Tire Company++
        4.1    Indenture, dated as of December 1, 1998, among the Company,
               First Union National Bank, as Trustee (the "Trustee"), and
               Oliver & Winston, Inc., ITCO Logistics Corporation, ITCO
               Holding Company, Inc., ITCO Tire Company, ITCO Tire Company of Georgia, The Speed Merchant, Inc., and Phoenix Racing,
               Inc. (the "Series D Indenture)+
        4.2 Form of Series C and Series D Note (attached as Exhibit A to the Series D Indenture)+
        4.3 Supplemental Indenture to the Series D Indenture, dated as of February 22, 1999, among the Company, the Trustee, Oliver
               & Winston, Inc., The Speed Merchant, Inc., Phoenix Racing,
               Inc. and California Tire Company++
        4.4 Indenture, dated as of May 15, 1998, among the Company, the Trustee, and Oliver & Winston, Inc., ITCO Logistics
               Corporation, ITCO Holding Company, Inc., ITCO Tire Company,
               ITCO Tire Company of Georgia, The Speed Merchant, Inc., and
               Phoenix Racing, Inc. (the "Series B Indenture")*
        4.5    Form of Series B Global Note (attached as Exhibit A to the
               Series B Indenture)*
        4.6 Supplemental Indenture to the Series B Indenture, dated as of February 22, 1999, among the Company, the Trustee, Oliver
               & Winston, Inc., The Speed Merchant, Inc., Phoenix Racing,
               Inc. and California Tire Company++
        4.7 Registration Rights Agreement, dated as of December 1, 1998, among the Company, its subsidiaries and BancBoston Robertson
               Stephens Inc. and Credit Suisse First Boston Corporation++
        9.1 Voting Trust Agreement, dated as of October 15, 1996, by and among Ann Heafner Gaither, William H. Gaither, Albert C.
               Gaither, Susan Gaither Jones, Lawson H. Gaither, Albert
               Comer Gaither and Thomas R. Jones, as Stockholders, and Ann
               Heafner Gaither and William H. Gaither, as Trustees*
       10.1 Amended and Restated Loan and Security Agreement, dated as of May 20, 1998, among the Company, Oliver & Winston, Inc.,
               ITCO Holding Company, Inc. and The Speed Merchant, Inc., as
               Borrowers, BankBoston, N.A., as Agent (the "Agent"), Fleet
               Capital Corporation and First Union National Bank as
               Co-Agents (the "Co-Agents") and the various financial institutions from time to time party thereto, as Lenders*
       10.2    Letter, dated May 20, 1998, from the Company, Oliver &
               Winston, Inc., ITCO Holding Company, Inc., The Speed
               Merchant, Inc., ITCO Tire Company, ITCO Tire Company of
               Georgia and Phoenix Racing, Inc. to the Agent and the Co-Agents*
       10.3    Guaranties, dated as of May 20, 1998, by each of ITCO Tire
               Company, ITCO Tire Company of Georgia, ITCO Logistics
               Corporation and Phoenix Racing, Inc. in favor of the Agent*
       10.4 Subsidiary Security Agreements, dated as of May 20, 1998, between the Agent and each of ITCO Tire Company, ITCO Tire
               Company of Georgia, ITCO Logistics Corporation and Phoenix
               Racing, Inc.*

       10.5    Senior Subordinated Note and Warrant Purchase Agreement, dated as of May 7, 1997, by and among The J. H. Heafner Company, Inc. and The 1818 Mezzanine Fund, L.P.*
       10.6    Registration Rights Agreement, dated as of May 7, 1997, by and among The J. H.
               Heafner Company, Inc. and The 1818 Mezzanine Fund, L.P.*
       10.7    Warrant No. 2 exercisable for 1,034,000 shares of Class A Common Stock in the name of The 1818 Mezzanine Fund, L.P.*
       10.8    Securities Purchase Agreement, dated as of May 7, 1997, between The J. H. Heafner
               Company, Inc. and The Kelly-Springfield Tire and Rubber Company*
       10.9    Agreement and Plan of Merger, dated March 10, 1998, among the Company, ITCO
               Merger Corporation, ITCO Logistics Corporation and Wingate Partners II, L.P.,
               Armistead Burwell, Jr., William E. Berry, Richard P. Johnson, Leon R. Ellin,
               Wingate Affiliates II, L.P. and Callier Investment Company (the "ITCO
               Stockholders")*
       10.10   Class B Stockholder Agreement, dated as of May 20, 1998, among the Company and the ITCO Stockholders*
       10.11   Class B Registration Rights Agreement, dated as of May 20, 1998, among the
               Company and the ITCO Stockholders*
       10.12   Escrow Agreement, dated as of May 20, 1998, among the Company, the ITCO
               Stockholders and the Chase Manhattan Bank, as escrow agent*
       10.13   Stock Purchase Agreement, dated as of March 11, 1998, among the Company, Arthur
               C. Soares and Ray C. Barney*
       10.14   Escrow Agreement, dated as of May 20, 1998, among the Company, Arthur C. Barney,
               Ray C. Barney and First Union National Bank, as escrow agent (the "CPW Escrow
               Agreement")*
       10.15   Letter of Credit, dated as of May 20, 1998, issued to First Union National Bank, as CPW Escrow Agent*
       10.16   Stock Purchase Agreement, dated as of April 9, 1997, among the Company and the shareholders of Oliver & Winston, Inc.*
       10.17   Guaranty, dated March 31, 1997, of the Company**
       10.18   1998 Michelin North America, Inc. Distributor Agreement, dated January 1, 1998, by and between Michelin North America, Inc. and the Company**
       10.19   Letter Agreements, dated as of November 24 and 25, 1998, respectively, by and between Michelin North America and the Company++
       10.20   The J.H. Heafner Company 1997 Stock Option Plan (the "1997 Stock Option Plan")*
       10.21   The J.H. Heafner Company 1998 Stock Option Plan Amendment (amending 1997 Stock
               Option Plan)++
       10.22   Form of Stock Option Agreement (incentive stock options)*
       10.23   Form of Stockholder Agreement (pursuant to the 1997 Stock Option Plan)*
       10.24   Stockholders' Agreement, dated as of October 15, 1996, by and among Ann Heafner
               Gaither, William H. Gaither, Albert C. Gaither, Susan Gaither Jones, Lawson H.
               Gaither, Albert Comer Gaither and Thomas R. Jones.*
       10.25   The J.H. Heafner Company 1997 Restricted Stock Plan*
       10.26   Securities Purchase and Stockholders Agreement, dated as of May 28, 1997, among the Company and various management stockholders*
       10.27   Employment and Severance Agreements between the Company and William H. Gaither and Thomas J. Bonburg**
       10.28   Employment Agreement, dated as of May 20, 1998, between the Company and Richard
               P. Johnson*
       10.29   Employment Agreement, dated as of May 20, 1998, between the Company and Arthur C.
               Soares*
       10.30   Employment Agreement, dated as of May 20, 1998, between The Speed Merchant, Inc.
               and Ray C. Barney*
       10.31   Lease Agreement, dated October 1, 1992, by and between Carolyn Heafner, Ann H.
               Gaither, Albert C. Gaither and the Company, as amended*

       10.32   Amended and Restated Employment Agreements, dated as of January 1, 1998, between the Company and Daniel K. Brown, J. Michael Gaither and Donald C. Roof+
       10.33   Lease, dated August 1, 1988, by and between Ann Heafner Gaither and the Company, as amended**
       10.34   Lease Agreement, dated January 1, 1993, by and between Evangeline H. Heafner and the Company**
       11.1    Statement re: Computation of Per Share Earnings
       12.1    Statement re: Computation of Ratios
       21.1    Chart of Subsidiaries of the Company++
       23.1    Consent of Arthur Andersen LLP
       27.1    Financial Data Schedules (for SEC use only)

---------------

        * Incorporated by reference to Heafner's Registration Statement on Form S-4 filed with the SEC on August 18, 1998.
        ** Incorporated by reference to Amendment No. 1 to Heafner's Registration Statement on Form S-4 filed with the SEC on October 2, 1998.
        *** Incorporated by reference to Amendment No. 2 to Heafner's
            Registration Statement on Form S-4 filed with the SEC on October 14, 1998. herewith. All other exhibits were filed with the Registration Statement dated August 18, 1998 or Amendment No. 1 to the Registration Statement dated October 2, 1998.
        + Incorporated by reference to Heafner's Form 8-K filed on December 15, 1998.
        ++ Incorporated by reference to Heafner's Registration Statement on Form S-4 filed with the SEC on March 31, 1999.

     (b) Reports on Form 8-K

    One report on Form 8-K was filed during the quarter ended December 31, 1998:

                     ITEM REPORTED                     FINANCIAL STATEMENTS FILED     DATED OF REPORT
                     -------------                     --------------------------    ------------------
    Offering of $50 million in aggregate principal                None                 December 8, 1996
      amount of 10% Series C Senior Notes Due 2008
      issued and sold in accordance with SEC Rule
      144A

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 1999.

                                          THE J. H. HEAFNER COMPANY, INC.

                                          By:    /s/ WILLIAM H. GAITHER
                                            ------------------------------------
                                            Name: WILLIAM H. GAITHER
                                            Title: President and Chief Executive
                                              Officer

     Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 1999.

                  SIGNATURE                                    TITLE                        DATE
                  ---------                                    -----                        ----
           /s/ WILLIAM H. GAITHER              Director, President and Chief           March 31, 1999
---------------------------------------------  Executive Officer
             William H. Gaither

             /s/ DONALD C. ROOF                Senior Vice President, Chief Financial  March 31, 1999
---------------------------------------------  Officer and Treasurer
               Donald C. Roof

         /s/ J. LEWIS MCKNIGHT, JR.            Chief Accounting Officer                March 31, 1999
---------------------------------------------
           J. Lewis McKnight, Jr.

             /s/ ANN H. GAITHER                Chairperson of the Board                March 31, 1999
---------------------------------------------
               Ann H. Gaither

           /s/ VICTORIA B. JACKSON             Director                                March 31, 1999
---------------------------------------------
             Victoria B. Jackson

            /s/ JOSEPH P. DONLAN               Director                                March 31, 1999
---------------------------------------------
              Joseph P. Donlan

         /s/ WILLIAM M. WILCOX, JR.            Director                                March 31, 1999
---------------------------------------------
           William M. Wilcox, Jr.

        /s/ V. EDWARD EASTERLING, JR.          Director                                March 31, 1999
---------------------------------------------
          V. Edward Easterling, Jr.