Form 10-K405/A
period 1998-12-31
J H HEAFNER CO INC
filed 1999-04-05
CIK 1068152

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------


                                 FORM 10-K/A-1


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

                                      NONE

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A-1 or any amendment to this Form 10-K/A-1. [X]


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

                        THE J. H. HEAFNER COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                  1998           1997           1996
                                                              ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $ (4,724,000)  $    (14,000)  $  1,051,000
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities, net of the ITCO merger,
    CPW acquisition and the Winston acquisition --
      Depreciation and amortization.........................    12,316,000      5,399,000      1,331,000
      Extraordinary charge..................................     3,694,000              0              0
      Special charges.......................................     1,409,000              0              0
      Deferred taxes........................................    (4,162,000)      (528,000)             0
      Loss (gain) on sale of property and equipment.........       264,000       (114,000)      (390,000)
      Reduction in stated value of Series A preferred
        stock...............................................      (147,000)             0              0
  Change in assets and liabilities:
    Accounts receivable, net................................   (13,923,000)    (5,758,000)    (1,672,000)
    Inventories, net........................................   (12,242,000)    (2,377,000)     4,956,000
    Prepaid expenses and other current assets...............     1,967,000        200,000       (136,000)
    Accounts payable and accrued expenses...................     7,090,000      9,581,000     (1,145,000)
    Other...................................................    (1,226,000)       314,000         13,000
                                                              ------------   ------------   ------------
        Net cash provided by (used in) operating
          activities........................................    (9,684,000)     6,703,000      4,008,000
                                                              ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of CPW, net of cash acquired..................   (36,074,000)             0              0
  Merger of ITCO, net of cash acquired......................   (17,125,000)             0              0
  Acquisition of Winston, net of cash acquired..............             0    (42,195,000)             0
  Purchase of property and equipment........................    (8,697,000)    (4,908,000)    (7,865,000)
  Proceeds from sale of property and equipment..............     3,826,000        363,000      1,090,000
  Purchases of real estate held for sale....................             0              0       (542,000)
  Other.....................................................             0        281,000       (309,000)
                                                              ------------   ------------   ------------
      Net cash used in investing activities.................   (58,070,000)   (46,459,000)    (7,626,000)
                                                              ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt..................   150,000,000     28,000,000      6,447,000
  Net proceeds from revolving credit facility and other
    notes...................................................   (38,071,000)    18,405,000      1,429,000
  Proceeds from issuance of preferred stock.................             0     11,500,000              0
  Principal payments on long-term debt......................   (32,714,000)   (10,558,000)    (2,506,000)
  Cash paid for stock repurchase............................       (11,000)    (2,708,000)             0
  Cash paid for financing costs.............................    (8,030,000)    (2,378,000)             0
  Cash dividends paid.......................................             0     (1,193,000)    (1,196,000)
  Collection (issuance) of notes receivable, net............       726,000        184,000       (463,000)
                                                              ------------   ------------   ------------
      Net cash provided by financing activities.............    71,900,000     41,252,000      3,711,000
                                                              ------------   ------------   ------------
NET INCREASE IN CASH........................................     4,146,000      1,496,000         93,000
CASH, BEGINNING OF YEAR.....................................     2,502,000      1,006,000        913,000
                                                              ------------   ------------   ------------
CASH, END OF YEAR...........................................  $  6,648,000   $  2,502,000   $  1,006,000
                                                              ============   ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION --
  Cash payments for interest................................  $ 10,495,000   $  3,585,000   $  1,428,000
                                                              ============   ============   ============
  Cash payments for taxes...................................  $  1,963,000   $          0   $          0
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

     The operating results of the Company reflect the acquisitions of Winston effective as of May 7, 1997, and CPW and ITCO effective as of May 20, 1998 (000's):


                                      EASTERN     WESTERN      WESTERN
                                     WHOLESALE     RETAIL     WHOLESALE    ELIMINATIONS     TOTALS
                                     ---------    --------    ---------    ------------    --------
1998 --
  Revenues from external
     customers...................    $478,120     $152,848    $ 82,704      $      --      $713,672
  EBITDA(1)......................       8,587        4,877       5,666             --        19,130
  Segment assets.................     502,081       80,088     120,351       (271,699)      430,821
  Expenditures for segment
     assets......................       1,810        5,654       1,233             --         8,697
1997 --
  Revenues from external
     customers...................    $210,781     $101,058    $     --      $      --      $311,839
  EBITDA(1)......................       5,016        4,971          --             --         9,987
  Segment assets.................     125,098       71,151          --        (49,741)      146,508
  Expenditures for segment
     assets......................       2,941        1,967          --             --         4,908

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


     Victoria B. Jackson -- Director. Ms. Jackson has been a Director since June 1997. She has been with DSS/Pro Diesel, a diesel parts manufacturer, remanufacturer and distribution company based in Nashville, Tennessee since 1977 and served as its President and Chief Executive Officer from 1997 until February 1999. She received an M.B.A. from the Owen Graduate School of Management at Vanderbilt University and a B.A. in Business Administration and A.A. from Belmont University. Ms. Jackson also serves on the boards of directors of AmSouth Bancorporation, Hussman, Inc. and Whitman Corporation.


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

       10.6    Registration Rights Agreement, dated as of May 7, 1997, by and among The J. H.
               Heafner Company, Inc. and The 1818 Mezzanine Fund, L.P.*
       10.7    Warrant No. 2 exercisable for 1,034,000 shares of Class A Common Stock in the name of The 1818 Mezzanine Fund, L.P.*
       10.8    Securities Purchase Agreement, dated as of May 7, 1997, between The J. H.
               Heafner Company, Inc. and The Kelly-Springfield Tire and Rubber Company*
       10.9    Agreement and Plan of Merger, dated March 10, 1998, among the Company, ITCO
               Merger Corporation, ITCO Logistics Corporation and Wingate Partners II, L.P.,
               Armistead Burwell, Jr., William E. Berry, Richard P. Johnson, Leon R. Ellin,
               Wingate Affiliates II, L.P. and Callier Investment Company (the "ITCO
               Stockholders")*
       10.10   Class B Stockholder Agreement, dated as of May 20, 1998, among the Company and the ITCO Stockholders*
       10.11   Class B Registration Rights Agreement, dated as of May 20, 1998, among the
               Company and the ITCO Stockholders*
       10.12   Escrow Agreement, dated as of May 20, 1998, among the Company, the ITCO
               Stockholders and the Chase Manhattan Bank, as escrow agent*
       10.13   Stock Purchase Agreement, dated as of March 11, 1998, among the Company,
               Arthur C. Soares and Ray C. Barney*
       10.14   Escrow Agreement, dated as of May 20, 1998, among the Company, Arthur C.
               Barney, Ray C. Barney and First Union National Bank, as escrow agent (the "CPW
               Escrow Agreement")*
       10.15   Letter of Credit, dated as of May 20, 1998, issued to First Union National
               Bank, as CPW Escrow Agent*
       10.16   Stock Purchase Agreement, dated as of April 9, 1997, among the Company and the shareholders of Oliver & Winston, Inc.*
       10.17   Guaranty, dated March 31, 1997, of the Company**
       10.18   1998 Michelin North America, Inc. Distributor Agreement, dated January 1,
               1998, by and between Michelin North America, Inc. and the Company**
       10.19   Letter Agreements, dated as of November 24 and 25, 1998, respectively, by and between Michelin North America and the Company++
       10.20   The J.H. Heafner Company 1997 Stock Option Plan (the "1997 Stock Option
               Plan")*
       10.21   The J.H. Heafner Company 1998 Stock Option Plan Amendment (amending 1997 Stock
               Option Plan)++
       10.22   Form of Stock Option Agreement (incentive stock options)*
       10.23   Form of Stockholder Agreement (pursuant to the 1997 Stock Option Plan)*
       10.24   Stockholders' Agreement, dated as of October 15, 1996, by and among Ann
               Heafner Gaither, William H. Gaither, Albert C. Gaither, Susan Gaither Jones,
               Lawson H. Gaither, Albert Comer Gaither and Thomas R. Jones.*
       10.25   The J.H. Heafner Company 1997 Restricted Stock Plan*
       10.26   Securities Purchase and Stockholders Agreement, dated as of May 28, 1997, among the Company and various management stockholders*
       10.27   Employment and Severance Agreements between the Company and William H. Gaither and Thomas J. Bonburg**
       10.28   Employment Agreement, dated as of May 20, 1998, between the Company and
               Richard P. Johnson*
       10.29   Employment Agreement, dated as of May 20, 1998, between the Company and Arthur
               C. Soares*
       10.30   Employment Agreement, dated as of May 20, 1998, between The Speed Merchant,
               Inc. and Ray C. Barney*
       10.31   Lease Agreement, dated October 1, 1992, by and between Carolyn Heafner, Ann H.
               Gaither, Albert C. Gaither and the Company, as amended*
       10.32   Amended and Restated Employment Agreements, dated as of January 1, 1998, between the Company and Daniel K. Brown, J. Michael Gaither and Donald C.
               Roof++

       10.33   Lease, dated August 1, 1988, by and between Ann Heafner Gaither and the Company, as amended**
       10.34   Lease Agreement, dated January 1, 1993, by and between Evangeline H. Heafner and the Company**
       11.1    Statement re: Computation of Per Share Earnings+++
       12.1    Statement re: Computation of Ratios+++
       21.1    Chart of Subsidiaries of the Company++
       23.1    Consent of Arthur Andersen LLP
       27.1    Financial Data Schedules (for SEC use only)+++


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


        +++ Previously filed.


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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 5, 1999.


                                          THE J. H. HEAFNER COMPANY, INC.

                                          By:    /s/ WILLIAM H. GAITHER
                                            ------------------------------------
                                            Name: WILLIAM H. GAITHER
                                            Title: President and Chief Executive
                                              Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on April 5, 1999.



                  SIGNATURE                                     TITLE                        DATE
                  ---------                                     -----                        ----
           /s/ WILLIAM H. GAITHER              Director, President and Chief Executive   April 5, 1999
---------------------------------------------  Officer
             William H. Gaither

             /s/ DONALD C. ROOF                Senior Vice President, Chief Financial    April 5, 1999
---------------------------------------------  Officer and Treasurer
               Donald C. Roof

         /s/ J. LEWIS MCKNIGHT, JR.            Chief Accounting Officer                  April 5, 1999
---------------------------------------------
           J. Lewis McKnight, Jr.

             /s/ ANN H. GAITHER                Chairperson of the Board                  April 5, 1999
---------------------------------------------
               Ann H. Gaither

           /s/ VICTORIA B. JACKSON             Director                                  April 5, 1999
---------------------------------------------
             Victoria B. Jackson

            /s/ JOSEPH P. DONLAN               Director                                  April 5, 1999
---------------------------------------------
              Joseph P. Donlan

         /s/ WILLIAM M. WILCOX, JR.            Director                                  April 5, 1999
---------------------------------------------
           William M. Wilcox, Jr.

        /s/ V. EDWARD EASTERLING, JR.          Director                                  April 5, 1999
---------------------------------------------
          V. Edward Easterling, Jr.