Form 10-Q
period 1999-03-31
J H HEAFNER CO INC
filed 1999-05-17
CIK 1068152

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________________ to __________________


Commission File Number    333-61713

                  The J.H.Heafner Company, Inc.
         (Exact name of registrant as specified in its charter)

  North Carolina                                      56-0754594
  (State or other jurisdiction of                     (IRS Employer
  incorporation or organization)                      Identification No.)

  2105 Water Ridge Parkway, Suite 500
  Charlotte, North Carolina                           28217
  (Address of principal executive offices)            (Zip Code)


(Registrant's telephone number, including area code) (704) 423-8989

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

5,087,667 shares of common stock outstanding as of May 14, 1999.

                         THE J.H. HEAFNER COMPANY, INC.

                                     INDEX

                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets (Unaudited) --
       March 31, 1999 and December 31, 1998 .............................     2

     Condensed Consolidated Statements of Operations (Unaudited) --
       Three Months Ended March 31, 1999 and 1998 .......................     3

     Condensed Consolidated Statements of Cash Flows (Unaudited) --
       Three Months Ended March 31, 1999 and 1998 .......................     4

     Notes to Condensed Consolidated Financial Statements (Unaudited) --
       Three Months Ended March 31, 1999 and 1998 .......................     5

Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations .............................................     9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk......    13


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ...............................    13

Signatures ..............................................................    14

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                         The J. H. Heafner Company, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except share amounts)

                                                            March 31,        December 31,
                      Assets                                   1999             1998
------------------------------------------------            ---------         ---------
                                                           (Unaudited)

Current assets:

    Cash and cash equivalents                               $   6,249         $   6,648
    Accounts receivable, net of allowances of
       $3,115 and $2,220                                      111,598           109,471
    Inventories, net                                          146,258           133,221
    Other current assets                                       13,386            13,319
                                                            ---------         ---------
                 Total current assets                         277,491           262,659
                                                            ---------         ---------

Property and equipment, net                                    44,963            42,802

Goodwill, net                                                 106,909           104,405

Other assets                                                   13,749            12,579

Other intangible assets, net                                    7,680             8,376
                                                            ---------         ---------
                                                            $ 450,792         $ 430,821
                                                            =========         =========

                                                             March 31,       December 31,
       Liabilities and Stockholders' Equity                    1999             1998
------------------------------------------------            ---------         ---------
Current liabilities:
    Accounts payable                                        $ 166,978         $ 169,847
    Accrued expenses                                           36,030            33,239
    Current maturities of long-term debt                        3,026             3,011
                                                            ---------         ---------
                 Total current liabilities                    206,034           206,097

Long-term debt                                                159,199           160,400
Revolving credit facility                                      44,225            21,925
Other liabilities                                              11,942            11,785

Preferred stock series A - 4% cumulative, 7,000
shares authorized, issued and outstanding                       7,000             7,000

Preferred stock series B - variable rate cumulative,
4,500 shares authorized, issued and outstanding                 4,353             4,353

Warrants                                                        1,137             1,137
Commitments and contingencies
Stockholders' equity:
    Class A Common Stock, par value of $.01 per
       share; authorized 10,000,000 shares;
       3,687,000 and 3,697,000 shares issued and                   37                37
       outstanding
    Class B Common Stock , par value of $.01 per
       share; 20,000,000 authorized, 1,400,667
       shares issued and outstanding                               14                14
    Additional paid-in capital                                 22,349            22,360
    Notes receivable from stock sales                            (169)             (177)
    Retained deficit                                           (5,329)           (4,110)
                                                            ---------         ---------
                                                               16,902            18,124
                                                            ---------         ---------
                                                            $ 450,792         $ 430,821
                                                            =========         =========

       See notes to unaudited condensed consolidated financial statements.

                         The J. H. Heafner Company, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Amounts in thousands)

                                                       Three Months Ended

                                                             March 31,

                                                       1999              1998
                                                    ---------         ---------
                                                   (Unaudited)       (Unaudited)

Net sales                                           $ 239,804         $  89,126
Cost of goods sold                                    186,693            63,694
                                                    ---------         ---------
                 Gross profit                          53,111            25,432
General, selling and administrative expenses           50,450            24,556
                                                    ---------         ---------
                 Income from operations                 2,661               876
Other income (expense):
    Interest expense                                   (5,112)           (1,698)
    Other income, net                                     398                65
                                                    ---------         ---------
Net income (loss) from operations before
  income taxes                                         (2,053)             (757)
       Benefit for income taxes                           860               294
                                                    ---------         ---------
Net income (loss)                                   $  (1,193)        $    (463)
                                                    =========         =========


       See notes to unaudited condensed consolidated financial statements.

                        The J. H. Heafner Company, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                  Three Months Ended
                                                                                        March 31,

                                                                                 1999              1998
                                                                               --------         --------
                                                                              (Unaudited)      (Unaudited)
Cash flows from operating activities:
    Net income (loss)                                                          $ (1,193)        $   (463)
    Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities, net of the California Tire acquisition-
          Depreciation and amortization                                           4,456            1,727
          Loss on sale of property and equipment                                     86               89
          Change in assets and liabilities:
              Accounts receivable, net                                            2,255              101
              Other current assets                                                  289              (30)
              Inventories, net                                                   (8,092)          (3,459)
              Accounts payable and accrued expenses                              (8,779)            (110)
                                                                               --------         --------
                 Net cash provided by (used in) operating activities            (10,978)          (2,145)
                                                                               --------         --------
Cash flows from investing activities:
    Acquisition of California Tire, net of cash acquired                         (3,950)               0
    Purchase of property and equipment                                           (3,210)          (1,029)
    Proceeds from sale of property and equipment                                      0              292
    Other                                                                          (672)            (684)
                                                                               --------         --------
                 Net cash provided by (used in) investing activities             (7,832)          (1,421)
                                                                               --------         --------

Cash flows from financing activities:
    Principal payments on long-term debt                                       $ (1,436)        $   (946)
    Net proceeds from revolving credit facility                                  20,219            3,538
    Other                                                                          (372)               0
                                                                               --------         --------
                 Net cash provided by financing activities                       18,411            2,592
                                                                               --------         --------

Net increase (decrease) in cash                                                    (399)            (974)
Cash, beginning of period                                                         6,648            2,502
                                                                               --------         --------
Cash, end of period                                                            $  6,249         $  1,528
                                                                               ========         ========

Supplemental disclosures of cash flow information:
    Cash payments for interest                                                 $    858         $  1,828
    Cash payments for income taxes                                                   76              441
                                                                               ========         ========


       See notes to unaudited condensed consolidated financial statements.

                         The J. H. Heafner Company, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             (Amounts in thousands)



1.  Organization:

The J. H. Heafner Company, Inc. (the Company), a North Carolina corporation, is engaged in the wholesale distribution of tires and tire accessories and the operation of retail tire and auto service stores. In May 1997, the Company acquired all outstanding shares of common stock of Oliver and Winston, Inc. (Winston), a California-based operation of retail tire and automotive service centers in California and Arizona. In May 1998, the Company merged with ITCO Logistics Corporation and Subsidiaries (ITCO), a wholesaler of tires and related accessories in the eastern part of the United States. Following the merger, ITCO's subsidiaries were merged into ITCO and ITCO was merged into the Company. Concurrent with the ITCO merger, the Company acquired all outstanding shares of common stock of The Speed Merchant, Inc. (CPW), a wholesaler and retailer of tires, parts and accessories located in California and Arizona. In January, 1999, the Company acquired all outstanding shares of California Tire LLC (California Tire), a wholesaler and retailer of tires, parts and accessories located in California.


2.  Basis of Presentation:

The unaudited condensed consolidated balance sheet as of March 31, 1999, and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 1999 and 1998, have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the fiscal year ended December 31, 1998.

The results of the operations for the three months ended are not necessarily indicative of the operating results for the full fiscal year.

3.  Acquisition:

On January 12, 1999, Company entered into a Stock Purchase Agreement with the stockholders of California Tire, a wholesaler and retailer of tires, parts and accessories located in California. The total consideration paid to the stockholders was $3,950 in cash. The transaction has been accounted for under the purchase method. Accordingly, results of operations for the acquired business have been included in the unaudited condensed consolidated statement of operations from the January 12, 1999 acquisition date. A preliminary allocation of the purchase price has been recorded in the accompanying unaudited condensed consolidated financial statements as of March 31, 1999, based on management's best estimate of assets acquired and liabilities assumed. The excess of the purchase price over the net tangible assets acquired was allocated to goodwill and is being amortized over 15 years.


4.  Exit Costs:

In connection with the ITCO merger, the CPW acquisition and the Winston acquisition, the Company recorded a $3,516, $1,726 and $2,927 liability, respectively, for estimated costs related to employee severance, facilities closing expense and other related exit costs in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." Charges of approximately $372, $82 and $158, respectively were made against these reserves in the first quarter 1999.

In the second quarter of 1998, the Company recorded special charges of $1,409 related to the restructuring of its southeast wholesale business, which includes the closing of 13 distribution centers commencing in the third quarter of 1998. The charges include lease commitments for certain distribution centers, asset writedowns, severance and employee related costs and costs to shut down certain facilities. In the first quarter of 1999, the Company charged approximately $391 against these reserves.


5.  Segment Information:

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


The operating results of the Company reflect the acquisitions of Winston effective as of May 7, 1997, CPW and ITCO effective as of May 20, 1998 and California Tire effective as of January 12, 1999:

                                   Eastern       Western          Western
                                  Wholesale       Retail         Wholesale     Eliminations       Totals
                                  ---------      ---------       ---------      ---------       ---------
Three months ended
March 31, 1999 -
    Revenues from external        $ 158,253      $  37,064       $  44,487      $    --         $ 239,804
       customers
    EBITDA (1)                        4,468           (320)          3,150           --             7,298
    Segment assets                  514,984         79,853         151,321       (295,366)        450,792
    Expenditures for segment
       assets                           689          1,894             627           --             3,210
Three months ended
March 31, 1998-
    Revenues from external
       customers                  $  54,417      $  34,709       $    --        $    --         $  89,126
    EBITDA (1)                        1,279          1,226            --             --             2,505
    Segment assets                  130,061         71,297            --          (52,702)        148,656
    Expenditures for segment
       assets                           274            755            --             --             1,029

(1) EBITDA represents income (loss) before interest expense, income taxes, noncash amortization of intangible assets and depreciation. Depreciation and amortization for the first quarter 1999, as noted in the unaudited condensed consolidated statement of cash flows, includes $217 of amortization expense related to deferred financing fees that is included in interest expense in the unaudited condensed consolidated statement of operations. Depreciation and amortization for the first quarter 1998, as noted in the unaudited condensed consolidated statement of cash flows, includes $42 of amortization expense related to debt discount and $121 of amortization expense related to deferred financing fees that is included in interest expense in the unaudited condensed consolidated statement of operations.


6.  Subsidiary Guarantor Financial Information:

The Series B and Series C Senior Notes are guaranteed on a full, unconditional and joint and several basis by all of the Company's direct subsidiaries, each of which is wholly owned. The combined summarized information of these subsidiaries is as follows :


                                 As of and for the
                                   Quarter Ended
                                   March 31, 1999
                                 -----------------
Current assets                       $ 95,077
Noncurrent assets                      98,769
Current liabilities                    60,594
Noncurrent liabilities                  8,865
Net sales                              81,551
Gross profit                           27,430
Net loss                               (1,295)
                                     ========

The above information excludes $36,580 of net intercompany payable and $15,365 of intercompany sales of the Company's subsidiary guarantors. In preparation of the Company's unaudited condensed consolidated financial statements, all intercompany accounts were eliminated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following discussion and analysis of the results of operations, financial condition and liquidity of the Company should be read in conjunction with the unaudited financial statements and related notes thereto.

         The Company acquired Competition Parts Warehouse ("CPW") on May 20, 1998 and California Tire on January 12, 1999, and merged with ITCO on May 20, 1998. Therefore, results for 1998 exclude the operations of CPW, California Tire, and ITCO.

Results of Operations

         The following table sets forth each category of statements of operations data as a percentage of net sales:

                                                                          Quarter
                                                                      Ended March 31,
                                                                      ---------------
                                                                      1999       1998
                                                                      ----       ----
Net sales ................................................           100.0%     100.0%
Cost of good sold ........................................            77.9       71.5
Gross profit .............................................            22.1       28.5
General, selling and administrative expenses .............            21.0       27.6
Income from operations ...................................             1.1        1.0
Interest expense and other income ........................            (2.0)      (1.8)
Net income (loss) from operations before income taxes ....            (0.9)      (0.8)
Benefit for income taxes .................................             0.4        0.3
Net income (loss) ........................................            (0.5)      (0.5)


  Quarter Ended March 31, 1999 Compared to Quarter Ended March 31, 1998

         Net sales for the quarter ended March 31, 1999 totaled $239.8 million, an increase of $150.7 million, or 169.1%, from sales in the first quarter of 1998 of $89.1 million. The inclusion of sales for ITCO, CPW, and California Tire accounted for over 90% of the increase in the first quarter of 1999. However, with the integration of operations between Heafner and ITCO in the Southeast, the exact effect cannot be determined. Each of the Company's divisions reported sales increases ranging from 6.8% upward, with an overall increase in net sales totaling 12.4% on a pro-forma basis.

         Gross profit was $53.1 million in the first quarter of 1999, an increase of $27.7 million, or 108.8%, from $25.4 million in the corresponding quarter in 1998. As a percentage of net sales, gross profit was 22.1% and 28.5%, respectively. The increase in gross profit dollars was primarily due to the inclusion of the acquired operations. The decrease in overall gross margins in 1999 was due to a significantly higher proportion of distribution sales in the current quarter, which carry lower gross margins than retail sales.

The percentage of distribution sales to total sales was in excess of 80% in the first quarter of 1999, versus just over 60% in the first quarter last year.

         Selling, general and administrative expenses were $50.5 million in the quarter ended March 31, 1999, an increase of $25.9 million, or 105.4%, from $24.6 million in first quarter of 1998. As a percentage of net sales, these expenses were 21.0% and 27.6%, respectively. The increase in selling, general and administrative expenses in 1999 was primarily due to the inclusion of the acquired operations. The decrease in selling, general and administrative costs as a percent of sales was due to a significant higher proportion of distribution sales, which have lower expense percentages than retail operations. Offsetting this business mix change somewhat was slightly higher selling and administrative costs in the Company's distribution operations as a percent of sales, including increased depreciation and amortization expense in the first quarter of 1999 totaling $2.7 million.

         Interest and other expense increased from $1.6 million in the first quarter of 1998 to $4.7 million in the first quarter this year. Interest expense increase by $3.4 million in the first quarter of 1999 as a result of increased borrowings incurred in connection with the acquisitions of ITCO, CPW, and California Tire, and increased utilization of anticipation discounts on inventory purchases. There were no overlapping warehouses closed, nor charges or credits to income in the first quarter of 1999 resulting from the Company's integration activities. Four overlapping warehouses and one headquarters location were closed by the end of 1998 with an additional seven overlapping warehouses to be closed during the remaining three quarters of 1999.

         Income tax benefits on pre-tax losses were $0.9 million in the quarter ended March 31, 1999 compared to $0.3 million in the corresponding quarter last year. The effective income tax rates were 41.9% and 38.8% in the first quarter of 1999 and 1998, respectively.

         The net loss for the first quarter of 1999 was $(1.2) million, or (0.5%) of net sales compared to a net loss of $(0.5) million, or (0.5%) of net sales in the corresponding quarter in 1998, as a result of the factors discussed above.

Liquidity and Capital Resources

     The acquisition of CPW and California Tire, and merger with ITCO, had a significant impact on the capitalization of the Company. At March 31, 1999, the combined indebtedness of the Company (net of cash) was $200.2 million compared to $65.8 million at March 31, 1998, prior to the transactions. Financing committed by the lenders under the Company's revolving line of credit is $100.0 million, approximately $33.5 million of which was drawn as of April 30, 1999.

     The Company's principal sources of cash during the quarters ended March 31, 1999 and 1998 were from borrowings under revolving credit facilities. Cash used in operating activities totaled $11.0 million and $2.1 million in the first quarter of 1999 and 1998, respectively. Increases in inventories due to seasonal stocking totaled $8.1 million and

$3.5 million in 1999 and 1998, respectively. In the first quarter of 1999, accounts payable decreased by $8.8 million due to the heavy utilization of anticipation discounts offered by a major supplier to the Company.

     Capital expenditures during the quarters ended March 31, 1999 and 1998 amounted to $3.2 million and $1.0 million, respectively. Capital spending during the first quarter of 1999 was primarily for new equipment in retail operations, acquisition of new retail locations, and expansion of distribution warehouses. In addition, the Company acquired California Tire in January 1999 for approximately $6.1 million in cash and acquired debt.

     The Company anticipates that its principal use of cash going forward will be working capital requirements, debt service requirements, and capital expenditures. In addition, the Company expects to pay $5.0 million relating to consolidation of warehouse and office facilities, severance obligations, and other exit costs over the next twelve months.

     Based upon current and anticipated levels of operations, the Company believes that its cash flow from operations, together with amounts available under the revolving credit facility, will be adequate to meet its anticipated requirements. There can be no assurance, however, that the Company's business will continue to generate sufficient cash flow from operations in the future to service its debt, and the Company may be required to refinance all or a portion of its existing debt, or to obtain additional financing. These increased borrowings may result in higher interest payments. In addition, there can be no assurance that any such refinancing would be possible or that any additional financing could be obtained. The inability to obtain additional financing could have a material adverse effect on the Company.

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

In addition, Heafner is contacting non-information technology vendors to ensure that any of their products currently used in Heafner's business adequately address Year 2000 issues. Areas being reviewed include warehouse equipment, telephone and voice mail systems, security systems and other office and site support systems. Though there can be no assurance, Heafner believes based on its review that Year 2000 problems in its non-information technology systems will not cause a material disruption in Heafner's business.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not consider its exposure to market risk to be material.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits -
         Exhibit 11        Computation of Earnings per Share
         Exhibit 12.1 Statement Regarding Computation of Earnings to Fixed Charges and Preferred Stock Dividends
         Exhibit 27.1-.2   Financial Data Schedules

(b)      Reports on Form 8-K
         No reports on Form 8-K were filed during the three months ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date:    May 17, 1999                 The J.H. Heafner Company, Inc.

                                      By: /s/ Donald C. Roof
                                         ---------------------------------------
                                         Donald C. Roof
                                         SVP - Finance
                                         Chief Financial Officer