Form 10-Q
period 1999-06-30
J H HEAFNER CO INC
filed 1999-08-13
CIK 1068152

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

5,261,917 shares of common stock outstanding as of August 10, 1999.

THE J.H. HEAFNER COMPANY, INC.

INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements
            Condensed Consolidated Balance Sheets - June 30, 1999 (unaudited) and December 31, 1998.........
            Condensed Consolidated Statements of Operations (unaudited) - Three and Six Months
              Ended June 30, 1999 and 1998 .................................................................
            Condensed Consolidated Statements of Cash Flows (unaudited) - Three and Six Months Ended
              June 30, 1999 and 1998........................................................................
            Notes to Condensed Consolidated Financial Statements (unaudited) - Three and Six Months Ended
              June 30, 1999 and 1998........................................................................

ITEM 2.   Management's Discussion and Analyses of Financial Condition and Results of Operations.............

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk........................................

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings.................................................................................

ITEM 6.   Exhibits and Reports on Form 8-K..................................................................

Signatures..................................................................................................

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                         THE J. H. HEAFNER COMPANY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except share amounts)


                                                                 JUNE 30,       DECEMBER 31,
                         ASSETS                                    1999             1998
                         ------                                -----------      ------------
                                                               (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                  $    381            $  6,648
    Accounts receivable, net of allowances of
       $3,796 and $2,220                                        131,689             109,471
    Inventories, net                                            160,101             133,221
    Other current assets                                         15,208              13,319
                                                               --------            --------
                 Total current assets                           307,379             262,659
                                                               --------            --------
PROPERTY AND EQUIPMENT, NET                                      46,364              42,802

GOODWILL, NET                                                   105,905             104,405

OTHER ASSETS                                                     15,278              12,579

OTHER INTANGIBLE ASSETS, NET                                      6,984               8,376
                                                               --------            --------
                                                               $481,910            $430,821
                                                               ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                           $180,694            $169,847
    Accrued expenses                                             32,179              33,239
    Current maturities of long-term debt                            496               3,011
                                                               --------            --------
                 Total current liabilities                      213,369             206,097
LONG-TERM DEBT                                                  161,851             160,400
REVOLVING CREDIT FACILITY                                        68,251              21,925
OTHER LIABILITIES                                                 9,250              11,785
PREFERRED STOCK SERIES A - 4% cumulative, 7,000
shares authorized, issued and outstanding                         7,000               7,000
PREFERRED STOCK SERIES B - variable rate cumulative,
4,500 shares authorized, issued and outstanding                   4,353               4,353
WARRANTS                                                          1,137               1,137
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Class A Common Stock, par value of $.01 per
       share; authorized 10,000,000 shares;
       3,861,250 and 3,697,000 shares issued and
       outstanding                                                   39                  37
    Class B Common Stock, par value of $.01 per
       share; 20,000,000 authorized, 1,400,667
       shares issued and outstanding                                 14                  14
    Additional paid-in capital                                   23,755              22,360
    Notes receivable from stock sales                              (892)               (177)
    Retained deficit                                             (6,217)             (4,110)
                                                               --------            --------
                                                                 16,699              18,124
                                                               --------            --------
                                                               $481,910            $430,821
                                                               ========            =========










       See notes to unaudited condensed consolidated financial statements.

                         THE J. H. HEAFNER COMPANY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Amounts in thousands)

                                                                       THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                                           1999          1998           1999          1998
                                                                      ----------------------------   -------------------------
                                                                        (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)

NET SALES                                                                $ 266,453     $ 154,709       $ 505,845     $ 243,444
COST OF GOODS SOLD                                                         205,293       119,384         391,986       183,078
                                                                         ---------     ---------       ---------     ---------
                 Gross profit                                               61,160        35,325         113,859        60,366

GENERAL, SELLING AND ADMINISTRATIVE EXPENSES                                54,121        32,598         104,159        56,763
SPECIAL CHARGES                                                                  0         1,409               0         1,409
                                                                         ---------     ---------       ---------     ---------

                 Income from operations                                      7,039         1,318           9,700         2,194
OTHER INCOME (EXPENSE):
  Interest expense                                                          (5,575)       (2,828)        (10,687)       (4,497)
  Other income (expense), net                                                  588            (8)            986            28
                                                                         ---------     ---------       ---------     ---------
NET INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND
  EXTRAORDINARY CHARGE                                                       2,052        (1,518)             (1)       (2,275)

       Provision (benefit) for income taxes                                  1,849          (543)            989          (837)
                                                                         ---------     ---------       ---------     ---------
NET INCOME (LOSS) FROM OPERATIONS BEFORE EXTRAORDINARY CHARGE                  203          (975)           (990)       (1,438)
Extraordinary charge from early extinguishment of debt, net of income
 tax benefits of $1,466                                                          0        (2,198)              0        (2,198)
                                                                           -------     ---------       ---------     ---------
NET INCOME (LOSS)                                                          $   203     $  (3,173)      $    (990)    $  (3,636)
                                                                           =======     =========       =========     =========



      See notes to unaudited condensed consolidated financial statements.

                         THE J. H. HEAFNER COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                           THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                                                1999          1998         1999            1998
                                                                           ---------------------------   -------------------------
                                                                            (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                        $    203      $  (3,173)     $   (990)     $  (3,636)
    Adjustments to reconcile net income (loss) to net cash used in operating activities, net of the ITCO merger, CPW acquisition and the California Tire acquisition -
          Depreciation and amortization                                         4,416          2,657         8,872          4,384
          Extraordinary charge                                                      0          3,664             0          3,664
          Special charge                                                            0          1,409             0          1,409
          Deferred taxes                                                            0         (1,617)            0         (1,617)
          Other                                                                    94            193           180            282
          Change in assets and liabilities:
              Accounts receivable, net                                        (20,091)        (9,134)      (17,836)        (9,033)
              Prepaid expenses and other current assets                        (1,626)           831        (1,337)           801
              Inventories, net                                                (14,049)         3,264       (22,141)          (195)
              Accounts payable and accrued expenses                            10,419         (1,725)        1,640         (1,835)
              Other, net                                                         (264)             0          (386)             0
                                                                             --------      ---------      --------      ---------
                 Net cash used in operating activities                        (20,898)        (3,631)      (31,998)        (5,776)
                                                                             --------      ---------      --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of CPW, net of cash acquired                                        0        (36,086)            0        (36,086)
    Acquisition of ITCO, net of cash acquired                                       0        (17,125)            0        (17,125)
    Acquisition of California Tire, net of cash acquired                         (118)             0        (4,068)             0
    Purchase of property and equipment                                         (3,367)        (1,435)       (6,577)        (2,464)
    Proceeds from sale of property and equipment                                  106          3,361           106          3,653
    Other, net                                                                 (1,918)           465        (2,468)          (219)
                                                                             --------      ---------      --------      ---------
                 Net cash used in investing activities                         (5,297)       (50,820)      (13,007)       (52,241)
                                                                             --------      ---------      --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt                                        0        100,000             0        100,000
    Principal payments on long-term debt                                       (1,629)       (28,309)       (3,065)       (29,255)
    Cash paid for financing costs                                              (2,698)        (6,385)       (3,043)        (6,385)
    Net proceeds (payments) from revolving credit facility and other
      notes                                                                    24,026         (9,229)       44,245         (5,691)
    Other, net                                                                    628            726           601            726
                                                                             --------      ---------      --------      ---------
         Net cash provided by financing activities                             20,327         56,803        38,738         59,395
                                                                             --------      ---------      --------      ---------
NET INCREASE (DECREASE) IN CASH                                                (5,868)         2,352        (6,267)         1,378
CASH, beginning of period                                                       6,249          1,528         6,648          2,502
                                                                             --------      ---------      --------      ---------
CASH, end of period                                                          $    381      $   3,880      $    381      $   3,880
                                                                             ========      =========      ========      =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash payments for interest                                               $  8,685      $   1,689      $  9,543      $   3,517
    Cash payments for income taxes                                                 69            171           145            612
                                                                             ========      =========      ========      =========

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
    In May 1998, the Company issued 1,400,667 shares of Class B Common Stock with an estimated value of $14,960 in connection with the ITCO merger.
    In connection with the CPW acquisition, the Company entered into noncompete agreements in the amount of $7,400 and stay put agreements in the amount of
      $2,600.

                         THE J. H. HEAFNER COMPANY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   (AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)



1.  ORGANIZATION:


The J. H. Heafner Company, Inc. (the Company), a North Carolina corporation, is engaged in the wholesale distribution of tires and tire accessories and the operation of retail tire and auto service stores. In May 1997, the Company acquired all outstanding shares of common stock of Oliver and Winston, Inc. (Winston), a California-based operation of retail tire and automotive service centers in California and Arizona. In May 1998, the Company merged with ITCO Logistics Corporation and Subsidiaries (ITCO), a wholesaler of tires and related accessories in the eastern part of the United States. Following the merger, ITCO's subsidiaries were merged into ITCO and ITCO was merged into the Company. Concurrent with the ITCO merger, the Company acquired all outstanding shares of common stock of The Speed Merchant, Inc. (CPW), a wholesaler and retailer of tires, parts and accessories located in California and Arizona. In January 1999, the Company acquired all outstanding shares of California Tire LLC (California
Tire), a wholesaler and retailer of tires, parts and accessories located in California.



2.  BASIS OF PRESENTATION:


The condensed consolidated balance sheet as of June 30, 1999, and the condensed consolidated statements of operations and cash flows for the three months and six months ended June 30, 1999 and 1998, have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.


Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements for the fiscal year ended December 31, 1998.


The results of the operations for the three months ended and the six months ended June 30, 1999 are not necessarily indicative of the operating results for the full fiscal year.


Certain prior period amounts have been reclassified to conform with current period presentation.

3.  ACQUISITION:


On January 12, 1999, Company entered into a Stock Purchase Agreement with the stockholders of California Tire, a wholesaler and retailer of tires, parts and accessories located in California. The total consideration paid to the stockholders was $3,950 in cash and an additional $118 in direct acquisition costs. The transaction has been accounted for under the purchase method. Accordingly, results of operations for the acquired business have been included in the unaudited condensed consolidated statement of operations from the January 12, 1999 acquisition date. A preliminary allocation of the purchase price has been recorded in the accompanying unaudited condensed consolidated financial statements as of June 30, 1999, based on management's best estimate of assets acquired and liabilities assumed. The excess of the purchase price over the net tangible assets acquired was allocated to goodwill and is being amortized over 15 years.



4.  EXIT COSTS:


In connection with the ITCO merger, the CPW acquisition and the Winston acquisition, the Company recorded a $3,516, $1,726 and $2,927 liability, respectively, for estimated costs related to employee severance, facilities closing expense and other related exit costs in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." Charges of approximately $256, $152 and $149, respectively were made against these reserves in the second quarter 1999.


In the second quarter of 1998, the Company recorded special charges of $1,409 related to the restructuring of its southeastern wholesale business, which includes the closing of selected distribution centers commencing in the third quarter of 1998. The charges include lease commitments for certain distribution centers, asset writedowns, severance and employee related costs and costs to shut down certain facilities. In the second quarter of 1999, the Company charged approximately $112 against these reserves.

5.  EXTRAORDINARY CHARGE:


The Company recorded an extraordinary charge in the second quarter of 1998 related to the early extinguishment of debt resulting in noncash write-off of deferred financing fees and unamortized discounts of subordinated debt of $1,691, net of applicable income tax benefits of $1,128. The Company also had pre-payment penalties associated with the extinguishment of debt that resulted in a cash charge of $507, net of applicable income tax benefits of $338.

6.       SEGMENT INFORMATION:


The Company classifies its business interests into three fundamental areas: southeastern wholesale distribution of tires and products, western wholesale distribution of tires and products and western retail sales of tires, products and services. The Company evaluates performance based on several factors, of which the primary financial measure is profit (loss) before interest expense, income taxes, noncash amortization of intangible assets and depreciation (EBITDA).


The operating results of the Company reflect the acquisitions of CPW and ITCO effective as of May 20, 1998 and California Tire effective as of January 12, 1999:


                                        SOUTHEASTERN       WESTERN         WESTERN
                                         WHOLESALE         RETAIL         WHOLESALE       ELIMINATIONS       TOTALS
                                        ------------      ---------       ----------      ------------       ------
Three months ended
    June 30, 1999 -
    Revenues from external
       customers                         $175,815          $42,867          $47,771       $                  $266,453
    EBITDA (1)                              6,469            1,443            3,915                            11,827
    Segment assets                        553,768           82,617          167,044          (321,519)        481,910
    Expenditures for segment
       assets                               1,200            1,684              483                             3,367
Six months ended
June 30, 1999-
    Revenues from external
       customers                         $334,068          $79,519          $92,258       $                  $505,845
    EBITDA (1)                             10,938            1,123            7,065                            19,126
    Segment assets                        553,768           82,617          167,044          (321,519)        481,910
    Expenditures for segment                1,889            3,578            1,110                             6,577
       assets
Three months ended
June 30, 1998-
    Revenues from external
       customers                         $104,657          $36,837          $13,215       $                  $154,709
    EBITDA (1)                             (2,088)           1,414              805                               131
    Segment assets                        386,067           71,000           94,096          (140,148)        411,015
    Expenditures for segment
       assets                                 250              997              188                             1,435
Six months ended
June 30, 1998-
    Revenues from external
       customers                         $159,074          $71,155          $13,215       $                  $243,444
    EBITDA (1)                               (809)           2,640              805                             2,636
    Segment assets                        386,067           71,000           94,096          (140,148)        411,015
    Expenditures for segment
       assets                                 524            1,752              188                             2,464

(1) EBITDA represents income (loss) before interest expense, income taxes, noncash amortization of intangible assets and depreciation. Depreciation and amortization for the three and six months ended June 30, 1999, as noted in the unaudited condensed consolidated statement of cash flows, includes $216 and $432, respectively of amortization expense related to deferred financing fees that is included in interest expense in the unaudited condensed consolidated statement of operations. Depreciation and amortization for the three and six months ended June 30, 1998, as noted in the unaudited condensed consolidated statement of cash flows, includes $24 and $66, respectively, of amortization expense related to debt discount and $148 and $240, respectively of amortization expense related to deferred financing fees that is included in interest expense in the unaudited condensed consolidated statement of operations.

7.  SUBSIDIARY GUARANTOR FINANCIAL INFORMATION:


The Senior Notes are guaranteed on a full, unconditional and joint and several basis by all of the Company's direct subsidiaries, each of which is wholly owned. The combined summarized information of these subsidiaries is as follows:


                                             AS OF AND FOR THE
                                             SIX MONTHS ENDED
                                              JUNE 30, 1999
                                             -----------------
Current assets                                 $ 100,645
Noncurrent assets                                147,953
Current liabilities                               59,022
Noncurrent liabilities                             7,285
Net sales                                        171,777
Gross profit                                      58,660
Net loss                                          (1,383)


The above information excludes $45,010 of net intercompany payable and $29,071 of intercompany sales of the Company's subsidiary guarantors. In preparation of the Company's unaudited condensed consolidated financial statements, all intercompany accounts were eliminated.


8.  STOCKHOLDERS EQUITY:


On May 24, 1999, Charlesbank Equity Fund IV, Limited Partnership, a Massachusetts limited partnership, purchased approximately 95.2% of the Company's issued and outstanding shares of Class A common stock and approximately 96.8% of its issued and outstanding shares of Class B common stock for a purchase price of approximately $44,000. In addition, in connection with this transaction, the Company issued 150,000 shares of Class A common stock to certain members of management.


Approximately $1,087 in fees related to this transaction is reflected as a charge to retained earnings in the accompanying balance sheet.

                                      5
9.       STOCK OPTION PLAN


In the second quarter of 1999, the Company adopted the 1999 Stock Option Plan (the 1999 Plan). The purpose of the 1999 Plan is to attract and retain employees (including officers), directors and independent contractors of the Company. The 1999 Plan authorizes the issuance of up to 1,050,000 shares of Class A voting common stock to be issued to employees (including officers), directors and independent contractors of the Company under terms and conditions to be set by the Company's Board of Directors. In May 1999, the Company granted 500,000 options to various members of management at a fair value price of $9.00 per share. The options are divided into three tiers that vest over varying periods of time. All options expire 10 years from the date of grant. Under the 1999 Plan, no options vested and accordingly, no options were exercised at the end of the second quarter.

10.      COMMITMENTS AND CONTINGENCIES


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


Additionally, the Company is involved in various lawsuits arising out of the ordinary conduct of its business. Although no assurances can be given, management does not expect that any of these matters will have a material adverse effect on the financial position or results of operations of the Company.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis of the results of operations, financial condition and liquidity of the Company should be read in conjunction with the unaudited financial statements and related notes thereto.

         The Company acquired Competition Parts Warehouse ("CPW") on May 20, 1998 and California Tire on January 12, 1999, and merged with ITCO on May 20, 1998. Therefore, results for 1998 exclude the operations of California Tire, and include the operations for CPW and ITCO after May 20, 1998.

Results of Operations

         The following table sets forth each category of statements of operations data as a percentage of net sales:

                                                             QUARTER                    SIX MONTHS
                                                          ENDED JUNE 30,               ENDED JUNE 30
                                                        ------------------         ---------------------
                                                        1999          1998           1999          1998
                                                        ----          ----           ----          ----
Net sales .......................................       100.0%        100.0%        100.0%        100.0%
Cost of good sold ...............................        77.0          77.2          77.5          75.2
Gross profit ....................................        23.0          22.8          22.5          24.8
Selling, general and administrative expenses ....        20.3          22.0          20.6          23.9
Income from operations ..........................         2.6           0.9           1.9           0.9
Interest and other expense ......................        (1.9)         (1.8)         (1.9)         (1.8)
Income (loss) from operations before income taxes         0.8          (1.0)         (0.0)         (0.9)
Income taxes ....................................         0.7          (0.4)          0.2          (0.3)
Net income (loss) before extraordinary charge ...         0.1          (0.6)         (0.2)         (0.6)
Extraordinary charge net of income tax ..........          --          (1.4)           --          (0.9)
Net income (loss) ...............................         0.1          (2.1)         (0.2)         (1.5)

  QUARTER ENDED JUNE 30, 1999 COMPARED TO QUARTER ENDED JUNE 30, 1998

         Net sales for the quarter ended June 30, 1999 totaled $266.5 million, an increase of $111.7 million, or 72.2%, from sales in the second quarter of 1998 of $154.7 million. The inclusion of sales for ITCO, CPW, and California Tire accounted for over 90% of the increase in the second quarter of 1999. However, with the integration of operations between Heafner and ITCO in the Southeast, the exact effect cannot be determined. Each of the Company's divisions reported sales increases ranging from 5.4% upward, with an overall increase in net sales totaling 5.5% on a pro-forma basis.

         Gross profit was $61.2 million in the second quarter of 1999, an increase of $25.8 million, or 73.1%, from $35.3 million in the corresponding quarter in 1998. As a percentage of net sales, gross profit was 23.0% and 22.8%, respectively. The increase in gross profit dollars was primarily due to the inclusion of the acquired operations.

         Selling, general and administrative expenses were $54.1 million in the quarter ended June 30, 1999, an increase of $20.1 million, or 59.1%, from $34.0 million in second quarter of 1998. As a percentage of net sales, these expenses were 20.3% and 22.0%, respectively. The increase in selling, general and administrative expenses in 1999 was primarily due to the inclusion of the acquired operations. The decrease in selling, general and administrative costs as a percent of sales was due to a significantly higher proportion of distribution sales, which have lower expense percentages than retail operations. Offsetting this business mix change somewhat was slightly higher selling and administrative costs in the Company's distribution operations as a percent of sales. Included in selling, general and administrative expenses in the quarter ended June 30, 1998 was a restructuring charge of $1.4 million related to costs to be incurred by Heafner in the consolidation of distribution and corporate office facilities and integration of management information systems.

         Interest and other expense increased from $2.8 million in the second quarter of 1998 to $5.0 million in the second quarter this year. Interest expense increased by $2.7 million in the second quarter of 1999 as a result of increased borrowings incurred in connection with the acquisitions of ITCO, CPW, and California Tire, increased utilization of anticipation discounts on inventory purchases, and special inventory programs offered by vendors.

         Income taxes on pre-tax income were $1.8 million in the quarter ended June 30, 1999 compared to $(0.5) in the corresponding quarter last year. The effective income tax rates were 90.1% and 38.8% in the second quarter of 1999 and 1998, respectively. The tax provision for the second quarter 1999 takes into account non-deductible goodwill amortization expense for income tax purposes.

         Net income for the second quarter of 1999 was $0.2 million, or 0.1% of net sales compared to a net loss of $(3.2) million, or (2.1)% of net sales in the corresponding quarter in 1998. The net loss for 1998 includes an extraordinary charge of $3.7 million ($2.2 million net of taxes) for the write-off of unamortized financing expenses and discounts and the payment of prepayment penalties related to the early extinguishment of debt.



SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         Net sales for the six months ended June 30, 1999 totaled $505.8 million, an increase of $262.4 million, or 107.8%, from sales for the same period of 1998 of $243.4 million. The inclusion of sales for ITCO, CPW, and California Tire accounted for over 90% of the increase in the six months of 1999. However, with the integration of operations between Heafner and ITCO in the Southeast, the exact effect cannot be determined. The overall increase in net sales totaled 7.7% on a pro-forma basis.

         Gross profit was $113.9 million in the six months of 1999, an increase of $53.5 million, or 88.6%, from $60.4 million in the corresponding six months in 1998. As a percentage of net sales, gross profit was 22.5% and 24.8%, respectively. The increase in gross profit dollars was primarily due to the inclusion of the acquired operations. The decrease in overall gross margins in 1999 was due to a significantly higher proportion of distribution sales in the current year, which carry lower gross margins than retail sales. The percentage of distribution sales to total sales was in excess of 80% in the first six months of 1999, versus just over 71% in the first six months of 1998.

         Selling, general and administrative expenses were $104.2 million in the six months ended June 30, 1999, an increase of $46.0 million, or 79.1%, from $58.2 million in six months of 1998. As a percentage of net sales, these expenses were 20.6% and 23.9%, respectively. The increase in selling, general and administrative expenses in 1999 was primarily due to the inclusion of the acquired operations. The decrease in selling, general and administrative costs as a percent of sales was due to a significant higher proportion of distribution sales, which have lower expense percentages than retail operations. Offsetting this business mix change somewhat was slightly higher selling and administrative costs in the Company's distribution operations as a percent of sales. Included in selling, general and administrative expenses in the six months ended June 30, 1998 was a restructuring charge of $1.4 million related to costs to be incurred by Heafner in the consolidation of distribution and corporate office facilities and integration of management information systems.

         Interest and other expense increased from $4.5 million in the six months of 1998 to $9.7 million in the six months this year. Interest expense increased by $6.2 million in the six months of 1999 as a result of increased borrowings incurred in connection with the acquisitions of ITCO, CPW, and California Tire, increased utilization of anticipation discounts on inventory purchases, and special inventory programs offered by vendors.

         Income taxes on pre-tax income were $1.0 million in the six months ended June 30, 1999 compared to $(0.8) in the corresponding six months last year. The effective income tax rates were 989.0% and 36.8% in the six months of 1999 and 1998, respectively after taking into account non-deductible goodwill amortization expense for income tax purposes for the first six months of 1999.

         The net loss for the six months of 1999 was $(1.0) million, or (0.2)% of net sales compared to a net loss of $(3.6) million, or (1.5)% of net sales in the corresponding period in 1998. The net loss for 1998 includes an extraordinary charge of $3.7 million ($2.2 million net of taxes) for the write-off of unamortized financing expenses and discounts and the payment of prepayment penalties related to the early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

     Financing committed by the lenders under the Company's revolving line of credit is $100.0 million, approximately $68.3 million of which was drawn as of June 30, 1999.

     The Company's principal source of cash during the quarter ended June 30, 1999 was from borrowings under the revolving credit facility. The Company's principal source of cash during the quarter ended June 30, 1998 was the $100 million senior notes issue. Cash used in operating activities totaled $20.9 million and $3.6 million in the second quarter of 1999 and 1998, respectively. Increases in inventories due to expanded product lines, special vendor programs, and seasonal stocking totaled $14.0 million in 1999. In the second quarter of 1999, accounts receivable increased by $20.1 million due primarily to increased sales volumes and to a lesser extent to restructured credit accounts as Heafner and Itco continue merging the Southeast operations.

     Capital expenditures during the quarters ended June 30, 1999 and 1998 amounted to $3.4 million and $1.4 million, respectively. Capital spending during the second quarter of 1999 was primarily for new equipment in retail operations, acquisition of new retail locations, and expansion of distribution warehouses.

     During the second quarter, Charlesbank Capital purchased substantially all of the stock of the Company held by members of the Gaither family and former stockholders of Itco. As a result, they own in excess of 90% of the outstanding Class A and B common stock. This transaction with Charlesbank provides the Company with sources of additional equity for future acquisitions.

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

YEAR 2000 COMPLIANCE

Portions of some of the accounting and operational systems and software used by Heafner in its business identify years with two digits instead of four. If not corrected, these information technology systems may recognize the year 2000 as the year 1900, which might cause system failures or inaccurate reporting of data that disrupts operations. Heafner has completed an internal assessment of all of the business applications and related software used in its information technology systems, including those of ITCO, CPW and California Tire, in order to identify where "Year 2000" problems exist. As a result of this review, Heafner believes that all of its information technology systems and software either are Year 2000 compliant or can be brought into compliance by October of 1999, although there can be no assurance that any required remediation will be completed in a timely manner.

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


FACTORS AFFECTING FUTURE RESULTS

The preceding Management's Discussion and Analysis of Financial Conditions and Results of Operations contains forward-looking statements that relate to the company's future plans, objectives, estimates, and goals. These statements are subject to numerous risks and uncertainties, including, among others, the ability of the Company to; maintain existing relationships with long standing vendors; successfully implement its business strategy; integrate the new divisions; and market and sell new products. These risks and uncertainties could cause actual results and developments to be materially different from those expressed or implied by any of the forward-looking statements included herein.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not consider its exposure to market risk to be material.


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company's Winston subsidiary was named as a defendant in a class action lawsuit filed on June 10, 1998 in Los Angeles Superior Court on behalf on Winston store managers. The lawsuit alleges that Winston violated certain California wage regulation and unfair business practices. The Company believes that Winston's operations, including its wage practices, fully comply with applicable California and federal legal requirements and that the plaintiff's claims are without merit. The Company is vigorously defending the matter. In addition the Company is involved in various lawsuits arising out of the ordinary conduct of its business.

Although no assurances can be given, management does not expect that any of these matters will have a material adverse effect on the financial position or results of operations of the Company.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits -
         Exhibit 11         Computation of Earnings per Share
         Exhibit 12.1 Statement Regarding Computation of Earnings to Fixed Charges and Preferred Stock Dividends
         Exhibit 27.1-.2    Financial Data Schedules

(b)      Reports on Form 8-K
         Reports on Form 8-K filed on May 7 and June 7, 1999 related to change of control.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date:    August 13, 1999                The J.H. Heafner Company, Inc.


                                        By: /s/ Donald C. Roof
                                           -----------------------------------
                                               Donald C. Roof
                                               Chief Financial Officer