Form 10-Q
period 1999-09-30
HEAFNER TIRE GROUP INC
filed 1999-11-15
CIK 1068152

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

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                               OR

      [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 333-61713

                            HEAFNER TIRE GROUP, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      56-0754594
(State or other jurisdiction of incorporation        (IRS Employer Identification No.)
              or organization)

     2105 WATER RIDGE PARKWAY, SUITE 500                           28217
          CHARLOTTE, NORTH CAROLINA                             (Zip Code)
  (Address of principal executive offices)

      (Registrant's telephone number, including area code) (704) 423-8989

                         THE J.H. HEAFNER COMPANY, INC.
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     5,286,917 shares of common stock outstanding as of November 10, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            HEAFNER TIRE GROUP, INC.

                                     INDEX

                                                              PAGE
                                                              ----
PART I.  FINANCIAL INFORMATION

  ITEM 1.  Financial Statements
     Condensed Consolidated Balance Sheets -- September 30,
      1999 (unaudited) and December 31, 1998................     1
     Condensed Consolidated Statements of Operations
      (unaudited) -- Three and Nine Months Ended September
      30, 1999 and 1998.....................................     2
     Condensed Consolidated Statements of Cash Flows
      (unaudited) -- Three and Nine Months Ended September
      30, 1999 and 1998.....................................     3
     Notes to Condensed Consolidated Financial Statements
      (unaudited) -- Three and Nine Months Ended September
      30, 1999 and 1998.....................................     4

  ITEM 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................     9

  ITEM 3. Quantitative and Qualitative Disclosures about
     Market Risk............................................    12

PART II.  OTHER INFORMATION

  ITEM 1. Legal Proceedings.................................    12

  ITEM 6. Exhibits and Reports on Form 8-K..................    13

Signatures..................................................    14

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            HEAFNER TIRE GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 10,868        $  6,648
  Accounts receivable, net of allowances of $4,980 and
     $2,220.................................................     127,795         109,471
  Inventories, net..........................................     154,046         133,221
  Other current assets......................................      14,007          13,319
                                                                --------        --------
          Total current assets..............................     306,716         262,659
                                                                --------        --------
Property and equipment, net.................................      45,412          42,802
Goodwill, net...............................................     106,462         104,405
Other assets................................................      13,854          12,579
Other intangible assets, net................................       6,289           8,376
                                                                --------        --------
                                                                $478,733        $430,821
                                                                ========        ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $192,432        $169,847
  Accrued expenses..........................................      33,208          33,239
  Current maturities of long-term debt......................         497           3,011
                                                                --------        --------
          Total current liabilities.........................     226,137         206,097
Long-term debt..............................................     161,693         160,400
Revolving credit facility...................................      55,000          21,925
Other liabilities...........................................       9,338          11,785
Preferred stock series A -- 4% cumulative, 7,000 shares
  authorized, issued and outstanding........................       7,000           7,000
Preferred stock series B -- variable rate cumulative, 4,500
  shares authorized, issued and outstanding.................       4,353           4,353
Warrants....................................................       1,137           1,137
Commitments and contingencies
Stockholders' equity:
  Class A Common Stock, par value of $.01 per share;
     authorized 10,000,000 shares; 3,886,250 and 3,697,000
     shares issued and outstanding..........................          39              37
  Class B Common Stock, par value of $.01 per share;
     20,000,000 authorized, 1,400,667 shares issued and
     outstanding............................................          14              14
  Additional paid-in capital................................      23,981          22,360
  Notes receivable from stock sales.........................      (1,117)           (177)
  Retained deficit..........................................      (8,842)         (4,110)
                                                                --------        --------
                                                                  14,075          18,124
                                                                --------        --------
                                                                $478,733        $430,821
                                                                ========        ========

      See notes to unaudited condensed consolidated financial statements.

                            HEAFNER TIRE GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
                                                          1999       1998       1999       1998
                                                        --------   --------   --------   --------
Net sales.............................................  $267,360   $248,266   $773,205   $491,522
Cost of goods sold....................................   209,060    194,444    600,759    377,296
                                                        --------   --------   --------   --------
       Gross profit...................................    58,300     53,822    172,446    114,226
Selling, general and administrative expenses..........    52,459     49,378    156,906    106,397
Special and nonrecurring charges......................     3,500          0      3,500      1,409
                                                        --------   --------   --------   --------
       Income from operations.........................     2,341      4,444     12,040      6,420
                                                        --------   --------   --------   --------
Other income (expense):
  Interest expense....................................    (5,622)    (4,248)   (16,310)    (8,745)
  Other income, net...................................       437        282      1,424        528
                                                        --------   --------   --------   --------
Net income (loss) from operations before income taxes
  and extraordinary charge............................    (2,844)       478     (2,846)    (1,797)
     Provision (benefit) for income taxes.............      (811)       267        178       (570)
                                                        --------   --------   --------   --------
Net income (loss) from operations before extraordinary
  charge..............................................    (2,033)       211     (3,024)    (1,227)
Extraordinary charge from early extinguishment of
  debt, net of income tax benefits of $1,466..........         0          0          0      2,198
                                                        --------   --------   --------   --------
Net income (loss).....................................  $ (2,033)  $    211   $ (3,024)  $ (3,425)
                                                        ========   ========   ========   ========

      See notes to unaudited condensed consolidated financial statements.

                            HEAFNER TIRE GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
                                                          1999       1998       1999       1998
                                                        --------   --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)................................  $ (2,033)  $    211   $ (3,024)  $ (3,425)
     Adjustments to reconcile net income (loss) to net
       cash used in operating activities, net of the
       ITCO merger, CPW acquisition and the California
       Tire acquisition --
          Depreciation and amortization...............     4,572      4,330     13,444      8,714
          Extraordinary charge........................         0          0          0      3,664
          Special and nonrecurring charges............     3,500          0      3,500      1,409
          Other.......................................        87         35        267     (1,300)
          Change in assets and liabilities:
               Accounts receivable, net...............     3,064     (6,754)   (14,772)   (15,787)
               Other current assets...................     1,202        696       (135)       501
               Inventories, net.......................     4,524     (1,889)   (17,617)    (1,088)
               Accounts payable and accrued
                 expenses.............................     9,784      7,670     11,425      5,835
               Other, net.............................        19        (37)      (367)       (37)
                                                        --------   --------   --------   --------
               Net cash provided by (used in)
                 operating activities.................    24,719      4,262     (7,279)    (1,514)
                                                        --------   --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of CPW, net of cash acquired.........         0          0          0    (36,086)
     Acquisition of ITCO, net of cash acquired........         0          0          0    (17,125)
     Acquisition of California Tire, net of cash
       acquired.......................................         0          0     (4,068)         0
     Purchase of property and equipment...............    (1,702)    (3,957)    (8,279)    (6,421)
     Proceeds from sale of property and equipment.....       856         14        962      3,667
     Other, net.......................................       614          0     (1,854)      (219)
                                                        --------   --------   --------   --------
               Net cash used in investing
                 activities...........................      (232)    (3,943)   (13,239)   (56,184)
                                                        --------   --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt.........         0          0          0    100,036
     Principal payments on long-term debt.............      (157)      (477)    (3,222)   (29,768)
     Cash paid for financing costs....................      (592)      (306)    (3,635)    (6,691)
     Net proceeds (payments) from revolving credit
       facility and other notes.......................   (13,251)       837     30,994     (4,854)
     Other, net.......................................         0          0        601        725
                                                        --------   --------   --------   --------
               Net cash provided by (used in)
                 financing activities.................   (14,000)        54     24,738     59,448
                                                        --------   --------   --------   --------
NET INCREASE IN CASH..................................    10,487        373      4,220      1,750
CASH, beginning of period.............................       381      3,879      6,648      2,502
                                                        --------   --------   --------   --------
CASH, end of period...................................  $ 10,868   $  4,252   $ 10,868   $  4,252
                                                        ========   ========   ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash payments for interest.......................  $  1,361   $    926   $ 10,904   $  4,443
     Cash payments for income taxes...................       750         79        895        692
                                                        ========   ========   ========   ========

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

                            HEAFNER TIRE GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)

1. ORGANIZATION:

     Heafner Tire Group, Inc. and subsidiaries (the Company) (formerly The J. H. Heafner Company, Inc.), is a Delaware corporation primarily engaged in the wholesale distribution of tires and tire accessories and the operation of retail tire and auto service stores. In May 1997, the Company acquired all outstanding shares of common stock of Winston Tire Company (Winston) (formerly Oliver and Winston, Inc.), a California-based operation of retail tire and automotive service centers in California and Arizona. In May 1998, the Company merged with ITCO Logistics Corporation and Subsidiaries (ITCO), a wholesaler of tires and related accessories in the eastern part of the United States. Following the merger, ITCO's subsidiaries were merged into ITCO and ITCO was merged into the Company. Concurrent with the ITCO merger, the Company acquired all outstanding shares of common stock of The Speed Merchant, Inc. (CPW), a wholesaler and retailer of tires, parts and accessories located in California and Arizona. In January 1999, the Company acquired all outstanding shares of California Tire LLC (California Tire), a wholesaler and retailer of tires, parts and accessories located in California. On August 20, 1999, the Company reincorporated in Delaware (previously incorporated in North Carolina) and simultaneously changed its name from The J. H. Heafner Company, Inc. to Heafner Tire Group, Inc.

2. BASIS OF PRESENTATION:

     The condensed consolidated balance sheet as of September 30, 1999, and the condensed consolidated statements of operations and cash flows for the three months and nine months ended September 30, 1999 and 1998, have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

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

     The results of the operations for the three months ended and the nine months ended September 30, 1999 are not necessarily indicative of the operating results for the full fiscal year.

     Certain prior period amounts have been reclassified to conform with current period presentation.

3. ACQUISITION:

     On January 12, 1999, Company entered into a Stock Purchase Agreement with the stockholders of California Tire, a wholesaler and retailer of tires, parts and accessories located in California. The total consideration paid to the stockholders was $3,950 in cash and an additional $118 in direct acquisition costs. The transaction has been accounted for under the purchase method. Accordingly, results of operations for the acquired business have been included in the unaudited condensed consolidated statement of operations from the January 12, 1999 acquisition date. A preliminary allocation of the purchase price has been recorded in the accompanying unaudited condensed consolidated financial statements as of September 30, 1999, based on management's best estimate of assets acquired and liabilities assumed. The excess of the purchase price over the net tangible assets acquired was allocated to goodwill and is being amortized over 15 years.

4. EXIT COSTS:

     In connection with the ITCO merger, the CPW acquisition and the Winston acquisition, the Company recorded a $2,491, $1,013 and $2,927 liability, respectively, for estimated costs related to employee severance, facilities closing expense and other related exit costs in accordance with EITF 95-3, "Recognition of

                            HEAFNER TIRE GROUP, INC.

Liabilities in Connection with a Purchase Business Combination." Charges of approximately $232, $83 and $100, respectively were made against these reserves in the third quarter 1999.

5. SPECIAL AND NONRECURRING CHARGES:

     In the third quarter 1999, the Company, without admitting any fault, entered into a settlement agreement with plaintiffs in a class action lawsuit filed in 1998 on behalf of Winston store managers. The settlement will require judicial approval. The lawsuit alleged that Winston violated certain California wage and business practices regulations. Winston denied these allegations. As a result of this agreement, the Company has recorded a pre-tax non-recurring charge of $3,500 in the third quarter 1999. The non-recurring charge includes expected payments of $3,000 to the plaintiff class members and their attorneys. The Company has filed a claim of indemnification against the previous Winston shareholders pursuant to the original purchase agreement under which the Company acquired Winston. The indemnification provisions of the purchase agreement provide that recoveries are limited to 72% of such costs and related fees. The sellers have disputed the Company's right to indemnification. Approximately $4,400 is held in escrow to secure all of the sellers' indemnification obligations to the Company. The Company is not able at this time to predict the outcome of this claim for indemnification and has not recorded any recovery in its financial statements.

     In the second quarter of 1998, the Company recorded special charges of $1,409 related to the restructuring of its southeastern wholesale business, which includes the closing of selected distribution centers commencing in the third quarter 1998. The charges include lease commitments for certain distribution centers, asset writedowns, severance and employee related costs and costs to shut down certain facilities. In the third quarter of 1999, the Company charged approximately $98 against these reserves.

6. EXTRAORDINARY CHARGE:

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

7. SEGMENT INFORMATION:

     The Company classifies its business interests into three fundamental areas: southeastern wholesale distribution of tires and products, western wholesale distribution of tires and products and western retail sales of tires, products and services. The Company evaluates performance based on several factors, of which the primary financial measure is income (loss) before interest expense, income taxes, depreciation and noncash amortization of intangible assets (EBITDA).

                            HEAFNER TIRE GROUP, INC.

     The operating results of the Company reflect the acquisitions of CPW and ITCO effective as of May 20, 1998 and California Tire effective as of January 12, 1999:

                                            SOUTHEASTERN   WESTERN     WESTERN
                                             WHOLESALE      RETAIL    WHOLESALE   ELIMINATIONS    TOTALS
                                            ------------   --------   ---------   ------------   --------
Three months ended September 30, 1999 --
     Revenues from external customers.....    $172,669     $ 43,894   $ 50,797     $             $267,360
     EBITDA (1)...........................       8,088       (2,738)     1,787                      7,137
     Segment assets.......................     526,502       80,879    186,142      (314,790)     478,733
     Expenditures for segment assets......         522          605        575                      1,702
Nine months ended September 30, 1999 --
     Revenues from external customers.....    $506,737     $123,413   $143,055     $             $773,205
     EBITDA (1)...........................      19,026       (1,615)     8,852                     26,263
     Segment assets.......................     526,502       80,879    186,142      (314,790)     478,733
     Expenditures for segment assets......       2,411        4,183      1,685                      8,279
Three months ended September 30, 1998 --
     Revenues from external customers.....    $165,080     $ 41,579   $ 41,607     $             $248,266
     EBITDA (1)...........................       3,825        2,333      2,773                      8,931
     Segment assets.......................     447,151       75,513    106,929      (210,547)     419,046
     Expenditures for segment assets......         781        1,918      1,258                      3,957
Nine months ended September 30, 1998 --
     Revenues from external customers.....    $324,154     $112,734   $ 54,634     $             $491,522
     EBITDA (1)...........................       3,035        4,955      3,577                     11,567
     Segment assets.......................     447,151       75,513    106,929      (210,547)     419,046
     Expenditures for segment assets......       1,305        3,670      1,446                      6,421

---------------

(1) EBITDA represents income (loss) before interest expense, income taxes, depreciation and noncash amortization of intangible assets. Depreciation and amortization for the three and nine months ended September 30, 1999, as noted in the unaudited condensed consolidated statement of cash flows, includes $213 and $645, respectively of amortization expense related to deferred financing fees that is included in interest expense in the unaudited condensed consolidated statement of operations. Depreciation and amortization for the three and nine months ended September 30, 1998, as noted in the unaudited condensed consolidated statement of cash flows, includes $0 and $66 of amortization expense related to debt discount and $125 and $365, respectively of amortization expense related to deferred financing fees that is included in interest expense in the unaudited condensed consolidated statement of operations. EBITDA for the 1999 third quarter and nine-month period in the Western Retail segment has been reduced by a special and nonrecurring charge of $3,500 related to the settlement of certain litigation (see Note 5). EBITDA for the 1998 nine-month period in the Southeastern Wholesale segment has been reduced by a special and nonrecurring charge of $1,409 related to the restructuring of the wholesale business and by an extraordinary charge of $3,664 related to the early extinguishment of debt.

                            HEAFNER TIRE GROUP, INC.

8. SUBSIDIARY GUARANTOR FINANCIAL INFORMATION:

     The Senior Notes are guaranteed on a full, unconditional and joint and several basis by all of the Company's direct subsidiaries, each of which is wholly owned. The combined summarized information of these subsidiaries is as follows:

                                                              AS OF AND FOR THE
                                                                 NINE MONTHS
                                                                    ENDED
                                                              SEPTEMBER 30, 1999
                                                              ------------------
Current assets..............................................       $103,567
Noncurrent assets...........................................         99,001
Current liabilities.........................................         67,300
Noncurrent liabilities......................................          7,292
Net sales...................................................        266,468
Gross profit................................................         87,906
Net loss....................................................         (5,445)

     The above information excludes $44,516 of net intercompany payable and $43,321 of intercompany sales of the Company's subsidiary guarantors. In preparation of the Company's unaudited condensed consolidated financial statements, all intercompany accounts were eliminated.

9. STOCKHOLDERS EQUITY:

  Change of Control

     On May 24, 1999, Charlesbank Equity Fund IV, Limited Partnership, a Massachussetts limited partnership, purchased approximately 95.2% of the Company's issued and outstanding shares of Class A common stock and approximately 96.8% of its issued and outstanding shares of Class B common stock for a purchase price of approximately $44,000. In addition, in connection with this transaction, the Company issued 150,000 shares of common stock to certain members of management.

     Approximately $1,679 in fees related to this transaction is reflected as a charge to retained earnings in the accompanying balance sheet.

  Offer of Stock Exchange

     In August 1999, the Board of Directors resolved that the Company is authorized to offer all holders of Class B common stock the opportunity to exchange their shares for a like number of shares of Class A common stock. As of September 30, 1999, no Class B shares had been exchanged for Class A shares.

10. STOCK OPTION PLAN

     In the second quarter of 1999, the Company adopted the 1999 Stock Option Plan (the 1999 Plan). The purpose of the 1999 Plan is to attract and retain employees (including officers), directors and independent contractors of the Company. The 1999 Plan authorizes the issuance of up to 1,050,000 shares of voting common stock to be issued to employees (including officers), directors and independent contractors of the Company under terms and conditions to be set by the Company's Board of Directors. In May 1999, the Company granted 500,000 options to various members of management at a fair value price of $9.00 per share. During the third quarter 1999, an additional 85,000 options were granted to management. The options are divided into three tiers that vest over varying periods of time. All options expire 10 years from the date of grant. Under the 1999 Plan, no options vested and accordingly, no options were exercised as of September 30, 1999.

                            HEAFNER TIRE GROUP, INC.

11. COMMITMENTS AND CONTINGENCIES

     In the third quarter 1999, the Company, without admitting any fault, entered into a settlement agreement with plaintiffs in a class action lawsuit filed in 1998 on behalf of Winston store managers. See Note 5 for further discussion.

     The agreements related to the acquisition of CPW, including employment agreements, contained various provisions which required the Company to make certain calculations regarding results of operations (as defined therein) and make payments based on certain formulas. The Company has presented calculations of the amounts it believes are due the majority stockholder pursuant to these agreements, which amounts are not significant to the financial condition of the Company. The majority stockholder disagrees with these amounts and is actively pursuing the dispute resolution avenues defined in the agreements. The Company is actively pursuing its positions in these dispute resolution procedures, but cannot make an estimate of the additional amounts, if any, which may ultimately be determined to be due relative to these matters.

     The Company is involved in various lawsuits arising out of the ordinary conduct of its business. Although no assurances can be given, management does not expect that any of these matters will have a material adverse effect on the financial position or results of operations of the Company.

12. SUBSEQUENT EVENT

     On October 28, 1999, the Company acquired the assets and business of Tri-Valley, Inc./Dorman's Tire, Inc., a tire retail chain in Southern California. The purchase price totaled $3,750 in cash and the assumption of operating leases for 17 retail tire stores in the Los Angeles and San Diego areas.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the results of operations, financial condition and liquidity of the Company ("Heafner") should be read in conjunction with the unaudited financial statements and related notes thereto.

     The Company acquired Speed Merchant, Inc. ("CPW") on May 20, 1998 and California Tire LLC ("California Tire") on January 12, 1999, and merged with ITCO logistics Corporation and Subsidiaries ("ITCO") on May 20, 1998. Therefore, results for 1998 exclude the operations of California Tire, and include the operations of CPW and ITCO subsequent to May 20, 1998.

RESULTS OF OPERATIONS

     The following table sets forth for each category of statements of operations data as a percentage of net sales:

                                                         QUARTER ENDED        NINE MONTHS ENDED
                                                         SEPTEMBER 30,          SEPTEMBER 30,
                                                        ----------------      ------------------
                                                        1999       1998        1999        1998
                                                        -----      -----      ------      ------
Net sales.............................................  100.0%     100.0%     100.0%      100.0%
Cost of goods sold....................................   78.2       78.3       77.7        76.8
Gross profit..........................................   21.8       21.7       22.3        23.2
Selling, general and administrative expenses..........   19.6       19.9       20.3        21.6
Special and nonrecurring charges......................    1.3         --        0.5         0.3
Income from operations................................    0.9        1.8        1.6         1.3
Interest and other expense............................   (1.9)      (1.6)      (1.9)       (1.7)
Income (loss) from operations before income taxes and
  extraordinary charge................................   (1.1)       0.2       (0.4)       (0.4)
Income taxes..........................................   (0.3)       0.1         --        (0.1)
Net income (loss) before extraordinary charge.........   (0.8)       0.1       (0.4)       (0.2)
Extraordinary charge, net of income tax...............     --         --         --        (0.4)
Net income (loss).....................................   (0.8)        --       (0.4)       (0.7)

  Quarter Ended September 30, 1999 Compared to Quarter Ended September 30, 1998

     Net sales for the quarter ended September 30, 1999 totaled $267.4 million, an increase of $19.1 million, or 7.7%, from sales in the third quarter of 1998 of $248.3 million. All segments of the Company's business reported increases in net sales ranging from 4.6% to 22.1%. The inclusion of sales from California Tire accounted for 56.5% of the increase in net sales. On a pro forma basis, net sales increased 3.6% from the third quarter of 1998.

     Gross profit was $58.3 million in the third quarter of 1999, an increase of $4.5 million, or 8.3% from $53.8 million in the third quarter of 1998. As a percentage of sales, gross profit was 21.8% and 21.7%, respectively. The increase in gross profit dollars was attributable to both the inclusion of results from California Tire and to cost savings resulting from the merger of acquired operations.

     Selling, general and administrative expenses were $52.5 million in the quarter ended September 30, 1999, an increase of $3.1 million, or 6.2% from $49.4 million in the prior year third quarter. As a percentage of sales, these expenses were 19.6% and 19.9% of sales, respectively.

     Included in the results of operations for the quarter ended September 30, 1999 is a charge of $3.5 million representing the cost of settlement of the class action lawsuit filed in 1998 on behalf of Winston store managers alleging certain violations of California wage and business practice regulations by Winston Tire Company. The Company settled this matter without any admission of fault in order to avoid the effects of protracted litigation. The settlement requires judicial approval. The Company has filed a claim for indemnification of this cost against the previous Winston shareholders pursuant to the Winston purchase agreement.

The previous Winston shareholders have disputed Heafner's right to indemnification. The indemnification provisions of the purchase agreement provide that recoveries are limited to 72% of such costs and related fees. Approximately $4.4 million is held in escrow to secure all of the sellers' indemnification obligations to the Company. The Company is not able at this time to predict the outcome of this claim for indemnification and has not recorded any recovery in its financial statements.

     Interest and other expense increased from $4.0 million in the third quarter of 1998 to $5.2 million in the third quarter of 1999. Interest expense increased by $1.4 million due to increased borrowings resulting primarily from the acquisition of California Tire and increased levels of working capital.

     Income taxes of ($0.8) million in the third quarter represent the effects of the net loss for tax purposes, which includes the aforementioned litigation settlement. The income tax provisions in both years give effect to the non-deductible goodwill amortization expense for tax purposes.

  Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

     Net sales for the nine months ended September 30, 1999 totaled $773.2 million, an increase of $281.7 million, or 57.3%, from sales in the comparable nine months of 1998 of $491.5 million. The inclusion of sales from ITCO, CPW, and California Tire accounted for substantially all of the increase in net sales. The integration of operations of Heafner and ITCO divisions in the Southeast prevents the calculation of the precise amount of this effect. On a pro forma basis, net sales increased 6.3% from the comparable prior year period.

     Gross profit was $172.4 million in the nine months ended September 30, 1999, an increase of $58.2 million, or 51.0% from $114.2 million in the comparable nine months of 1998. As a percentage of sales, gross profit was 22.3% and 23.2%, respectively. The increase in gross profit dollars was primarily due to the inclusion of the acquired operations. The decrease in overall gross margin percentages in 1999 was due to a significantly higher proportion of distribution sales in the current year, which carry lower gross margins than retail sales. The percentage of distribution sales to total sales was in excess of 84% in the first nine months of 1999, versus just over 77% in the first nine months last year.

     Selling, general and administrative expenses were $156.9 million in the nine months ended September 30, 1999, an increase of $50.5 million, or 47.5%, from $106.4 million in the comparable nine month period of 1998. As a percentage of net sales, these expenses were 20.3% and 21.6%, respectively. The increase in selling, general and administrative expenses in 1999 was primarily due to the inclusion of the acquired operations. The decrease in selling, general and administrative costs as a percent of sales was due to the significantly higher proportion of distribution sales, which have lower expense percentages than retail operations. Offsetting this business mix change somewhat was slightly higher selling and administrative costs in the Company's distribution operations as a percent of sales. Included in selling, general and administrative expenses in the nine months ended September 30, 1998 was a non-recurring restructuring charge of $1.4 million related to costs to be incurred by Heafner in the consolidation of distribution and corporate office facilities and integration of management information systems.

     Interest and other expense increased from $8.2 million in the nine months ended September 30, 1998 to $14.9 million in the nine months ended September 30,1999. Interest expense increased by $7.6 million in the first nine months of 1999 as a result of increased borrowings incurred in connection with the acquisitions of ITCO, CPW, and California Tire and increased levels of working capital.

     Income taxes on pre-tax income were $0.2 million in the nine months ended September 30, 1999 compared to $(0.6) million in the corresponding nine months last year. The income tax provisions in both years give effect to the non-deductible goodwill amortization expense for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     Financing committed by the lenders under the Company's revolving line of credit is $100.0 million, approximately $55.0 million of which was outstanding as of September 30, 1999.

     The Company's principal sources of cash during the periods ended September 30, 1999 were from operating activities and borrowings under revolving credit facilities. Cash provided by operating activities totaled $24.7 million and $4.3 million in the third quarter of 1999 and 1998, respectively. Working capital reductions in the third quarter of 1999 totaled $18.6 million, reversing a portion of prior quarters' increases.

     The Company anticipates that its principal use of cash going forward will be working capital requirements, debt service requirements, and capital expenditures. Capital expenditures during the quarters ended September 30, 1999 and 1998 amounted to $1.7 million and $4.0 million, respectively. Capital spending during the third quarter of 1999 was primarily for new equipment in retail operations, acquisition of new retail locations, and expansion of distribution warehouses.

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

     On October 28, 1999, the Company acquired the assets and business of Tri-Valley, Inc./Dorman's Tire, Inc., a tire retail chain in Southern California. The purchase price totaled $3.75 million in cash and the assumption of operating leases for 17 retail tire stores in the Los Angeles and San Diego areas.

YEAR 2000 COMPLIANCE

     Portions of some of the accounting and operational systems and software used by Heafner in its business identify years with two digits instead of four. If not corrected, these information technology systems may recognize the year 2000 as the year 1900, which might cause system failures or inaccurate reporting of data that disrupts operations. Heafner has completed an internal assessment of all of the business applications and related software used in its information technology systems in order to identify where "Year 2000" problems exist. As a result of this review, Heafner believes that all of its information technology systems and software are either Year 2000 compliant or can be brought into compliance by the end of 1999, although there can be no assurance that any required remediation will be completed in a timely manner.

     In addition, Heafner has contacted non-information technology vendors to ensure that any of their products currently used in Heafner's business adequately address Year 2000 issues. Areas being reviewed include warehouse equipment, telephone and voice mail systems, security systems and other office and site support systems. Though there can be no assurance, Heafner believes based on its review that Year 2000 problems in its non-information technology systems will not cause a material disruption in Heafner's business.

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

FACTORS AFFECTING FUTURE RESULTS

     The preceding Management's Discussion and Analysis of Financial Conditions and Results of Operations contains forward-looking statements that relate to the Company's future plans, objectives, estimates, and goals. These statements are subject to numerous risks and uncertainties, including, among others, the ability of the Company to maintain existing relationships with long standing vendors; successfully implement its business strategy; integrate the new divisions; and market and sell new products. These risks and uncertainties could cause actual results and developments to be materially different from those expressed or implied by any of the forward-looking statements included herein.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not consider its exposure to market risk to be material.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In the third quarter 1999, the Company, without admitting any fault, entered into a settlement agreement with plaintiffs in a class action lawsuit filed in 1998 on behalf of Winston store managers. The settlement will require judicial approval. The lawsuit alleged that Winston violated certain California wage and business practices regulations. Winston denied these allegations. As a result of this agreement, the Company has recorded a pre-tax nonrecurring charge of $3,500 in the third quarter 1999. The nonrecurring charge includes expected payments of $3,000 to the plaintiff class members and their attorneys. The Company has filed a claim of indemnification against the previous Winston shareholders pursuant to the original purchase agreement under which the Company acquired Winston. The indemnification provisions of the purchase agreement provide that recoveries are limited to 72% of such costs and related fees. The sellers have disputed the Company's right to indemnification. Approximately $4,400 is held in escrow to secure all of the sellers' indemnification obligations to the Company. The Company is not able at this time to predict the outcome of this claim for indemnification and has not recorded any recovery in its financial statements.

     The agreements related to the acquisition of CPW, including employment agreements, contained various provisions which required the Company to make certain calculations regarding results of operations (as defined therein) and make payments based on certain formulas. The Company has presented calculations of the amounts it believes are due the majority stockholder pursuant to these agreements, which amounts are not significant to the financial condition of the Company. The majority stockholder disagrees with these amounts and is actively pursuing the dispute resolution avenues defined in the agreements. The Company is actively pursuing its positions in these dispute resolution procedures, but cannot make an estimate of the additional amounts, if any, which may ultimately be determined to be due relative to these matters.

     In addition to the aforementioned contingencies, the Company is involved in various lawsuits arising out of the ordinary conduct of its business. Although no assurances can be given, management does not expect that any of these matters will have a material adverse effect on the financial position or results of operations of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

Exhibit 11           Computation of Earnings per Share
Exhibit 12.1         Statement Regarding Computation of Earnings to Fixed
                     Charges and Preferred Stock Dividends
Exhibit 27.1-.2      Financial Data Schedules

     (b) Reports on Form 8-K

     Report on Form 8-K was filed on August 30, 1999 related to the name change and reincorporation of the Company in Delaware.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 15, 1999
                                          HEAFNER TIRE GROUP, INC.

                                          By:      /s/ DAVID H. TAYLOR
                                            ------------------------------------
                                                      David H. Taylor
                                                 Senior Vice President and
                                                  Chief Financial Officer
                                              (On behalf of the Registrant and
                                              as Principal Financial Officer)