Form 10-K405
period 1999-12-31
HEAFNER TIRE GROUP INC
filed 2000-03-30
CIK 1068152

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 333-61713

                            HEAFNER TIRE GROUP, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      56-0754594
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

     Number of common shares outstanding at March 14, 2000: 5,286,917
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
ITEM 1.   Description of Business.....................................    1
ITEM 2.   Description of Properties...................................    8
ITEM 3.   Legal Proceedings...........................................   11
ITEM 4.   Submission of Matters to a Vote of Security Holders.........   11

                                  PART II
ITEM 5.   Market for Registrant's Common Stock and Related Security
          Holder Matters..............................................   11
ITEM 6.   Selected Financial Data.....................................   12
ITEM 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   13
ITEM 7A.  Quantitative and Qualitative Disclosure About Market Risk...   18
ITEM 8.   Financial Statements and Supplementary Data.................   18
ITEM 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   41

                                  PART III
ITEM 10.  Directors and Executive Officers of the Registrant..........   41
ITEM 11.  Executive Compensation......................................   44
ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   50
ITEM 13.  Certain Relationships and Related Transactions..............   51

                                  PART IV
ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   54
          Signatures..................................................   59

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

     This report contains trademarks, tradenames or registered marks of Heafner including Regul(R) tires, Winston(R) tires, Pacer(R) custom wheels, ICW(R) custom wheels and Magnum(R)automotive lifts.

GENERAL DEVELOPMENT OF BUSINESS

     Founded in 1935, Heafner Tire Group, Inc. (formerly The J.H. Heafner Company, Inc.) (together with its subsidiaries, "Heafner") has become one of the leading tire distributors and retailers in the United States in terms of sales and number of tires distributed. On May 24, 1999, the majority owners of Heafner's Class A and Class B common stock sold their shares to Charlesbank Equity Fund IV ("Charlesbank"), a Massachusetts limited partnership. This transaction marked the end of over sixty years of continuous ownership of Heafner by members of the Heafner and Gaither families. On August 20, 1999, the Company reincorporated in Delaware (previously incorporated in North Carolina) and simultaneously changed its name from The J.H. Heafner Company, Inc. to Heafner Tire Group, Inc.

     The development of the historical Heafner operations has been marked by consistent growth in revenues exceeding industry average, the addition of eleven warehouses in the Southeast, increased emphasis on its private-label brand strategy, development of electronic data interlinks with its customers and suppliers and by the construction of a mixing warehouse close to its North Carolina headquarters. With Heafner's acquisition of Winston Tire Company (formerly Oliver & Winston) ("Winston") in 1997, it entered the retail tire distribution market in California, becoming one of the nation's largest tire retailers in terms of number of outlets. With the acquisitions of Speed Merchant, d/b/a Competition Parts Warehouse, and its subsidiary ("CPW") in 1998, the merger of ITCO Logistics Corporation and its subsidiaries ("ITCO") in 1998 and the acquisition of California Tire Company ("California Tire") in 1999, Heafner expanded its West Coast distribution network and solidified its position in the Southeastern wholesale tire distribution market. Heafner's wholesale and retail operations are divided among four principal corporate entities:

     - Heafner, organized in 1935 and into which ITCO was merged in 1998, and Heafner's subsidiaries:

     - Winston, founded in 1962 and acquired by Heafner in 1997,

     - CPW, founded in 1971 and acquired by Heafner in 1998, and

     - California Tire, founded in 1933 and acquired by Heafner in 1999.

     With the acquisitions of ITCO, CPW and California Tire, Heafner is one of the largest independent suppliers of tires to the replacement tire market in the United States in terms of sales and number of tires distributed. Heafner's wholesale distribution operations accounted for approximately 83.9% of Heafner's total net sales in 1999. With 65 distribution centers servicing all or parts of 26 states, Heafner believes that it is the largest independent distributor of new replacement tires in terms of number of tires shipped in the Southeast and in California. Through this distribution network, Heafner's wholesale divisions supplied over 14 million tires in 1999 and currently serve an average of 30,000 customers each month. Through its retail division, Heafner operates over 200 retail tire and automotive service outlets in California and Arizona which sold over 1.2 million tires in 1999. Winston, which operates 203 of Heafner's retail tire and automotive service outlets, was the fifth largest independent tire dealer in the United States in 1999 based on number of company-owned retail stores. Heafner generally stocks approximately 12,000 stock keeping units, or "SKUs," of tires in its distribution centers. Heafner supplies premium, economy and private-label brands of tires manufactured by the major tire manufacturers, including Michelin, which manufactures the B.F. Goodrich and Uniroyal brands, Goodyear, which manufactures the Goodyear, Kelly-Springfield and Dunlop brands, Bridgestone/Firestone and Pirelli. Heafner's private-label tires are sold under the Winston and Regul trademarks. In addition to its tire sales, Heafner is a significant independent distributor and retailer of aftermarket wheels, automotive replacement parts and accessories and automotive service equipment.

     Heafner believes that the combination of its operations and the acquired businesses has provided a distinct opportunity to broaden product offerings, strengthen manufacturer relationships, develop new competencies in its organization and strengthen its presence in the Southeast and the West. Heafner believes that the ITCO merger has enabled its Southeastern wholesale division to provide more cost-effective service and has increased its distribution capacity, positioning it for expansion into new geographic areas. Heafner believes that the acquisition of CPW, including CPW's distribution facilities, has established a broader supply network with more frequent delivery capabilities for Winston retail stores, improving Heafner's ability to restock inventory and obtain customer-requested products on a more timely basis. In addition, Heafner expects to continue to realize significant cost savings and operating efficiencies and improvements that will contribute to its goal of increasing future profitability.

     In fiscal 1999, on a consolidated basis, Heafner generated net sales of $1.0 billion, EBITDA of $36.2 million and a net loss of $6.6 million. In 1999, sales of tires accounted for approximately 79.6% of Heafner's consolidated sales, while sales of automotive service and parts accounted for 9.4% of Heafner's consolidated sales, sales of custom wheels accounted for 6.3%, sales of automotive service equipment accounted for 4.0%, and sales of other products accounted for 0.7%.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The business of Heafner is principally conducted in three industry segments: Southeastern Wholesale, Western Wholesale and Western Retail. The financial statements for the years ended December 31, 1999, 1998 and 1997, which are included in Item 8 of this report, reflect the information relating to these segments for each of Heafner's last three fiscal years.

NARRATIVE DESCRIPTION OF BUSINESS

SOUTHEASTERN WHOLESALE

     Following the acquisition of ITCO in 1998, ITCO and its subsidiaries were merged into Heafner. Heafner's historical wholesale operations and ITCO's business became the Heafner-ITCO Tires & Products division (Heafner-ITCO). Heafner-ITCO had net sales for 1999 of approximately $662.5 million and shipped more than 9.0 million passenger and light truck tires and 300,000 medium truck tires. Heafner-ITCO's products include flag brands manufactured by Michelin, including the B.F. Goodrich and Uniroyal brands, Bridgestone/Firestone and Dunlop. House brands include Monarch, manufactured by Goodyear, as well as other house brands manufactured by Michelin, Bridgestone/Firestone, Kelly-Springfield and Dunlop. Private label products include Regul Tires, Winston tires, Pacer and ICW custom wheels. Tire sales represented approximately 84.4% of Heafner-ITCO's total sales in 1999 and 84.7% of pro forma total sales in 1998.

WESTERN RETAIL

     Heafner entered the retail tire business with its acquisition of Winston in 1997. Winston has grown to become the fifth largest independent tire dealer in the country in 1999, based on the number of company-owned retail stores. In October 1999, Heafner acquired the assets and business of Tri-Valley/Dorman's Tire ("Tri-Valley"), a tire retail chain of 17 stores in Southern California which are now operated by Winston. Winston sold more than 1.2 million tires in 1999 as well as other automotive products through its chain of 203 retail stores in California and Arizona and generated net sales in 1999 of $164.0 million. Each Winston store offers customers multiple choices of flag brands manufactured by Michelin, including the B.F. Goodrich and Uniroyal brands, Pirelli and Goodyear, as well as the Winston tire private-label brand and related automotive products and services, including Quaker State oil products and Monroe and Raybestos ride control products. Through Winston's retail locations, which average approximately 4,500 square feet, Heafner also provides automotive repair and service, such as wheel alignment, oil changes and brake repair. Tire sales represented approximately 58.3% and 58.5% of Winston's 1999 and 1998 total sales, respectively and automotive repair and service sales represented approximately 41.7% and 41.5% for the same periods.

WESTERN WHOLESALE

     Heafner acquired CPW in 1998 and California Tire in January 1999. CPW and California Tire are primarily wholesale distributors specializing in replacement market sales of tires, parts, wheels and equipment. CPW's flag brand tire offerings include Michelin, Dunlop, B.F. Goodrich, Uniroyal and Pirelli. CPW also distributes the company's private brand Regul and the Lee custom brand. CPW believes that it is one of the largest distributors of high performance tires in California. CPW also sells parts, wheels, and equipment built by nationally recognized manufacturers. California Tire's products include flag brands manufactured by Bridgestone/Firestone and Yokohama.

     Net sales for 1999 for CPW and California Tire combined were approximately $190.1 million, shipping more than 2.5 million passenger and light truck tires. Tire sales in the Western Wholesale segment represented approximately 81.2% and 83.5% of total sales for 1999 and pro forma total sales for 1998, respectively.

INDUSTRY OVERVIEW

     Purchasers in the United States spent approximately $19.9 billion on new replacement tires in 1999. Of that amount, passenger tires accounted for approximately 57% of sales, light truck tires accounted for approximately 17%, truck tires accounted for approximately 22% and farm, specialty and other types of tires accounted for approximately 4%. The number of new replacement tires shipped in the United States for passenger cars and light trucks increased from
164.6 million tires in 1986 to 226.0 million tires in 1999. Heafner believes that the factors that have contributed to this growth include increases in both the number and average age of cars as well as passenger miles driven in the United States.

     Consumers of new replacement tires in the United States obtain them from several principal sources, including independent tire dealers, manufacturer-owned retail stores, mass merchandisers such as Sears and Wal-Mart, auto supply chain stores and wholesale clubs and discounters. Independent tire dealers, which represent the largest customer base served by Heafner, are the largest suppliers of new replacement passenger tires in the United States. Independent tire dealers accounted for approximately 60% of retail sales of domestic replacement passenger tires in 1999.

     Independent tire dealers obtain their inventory of new replacement tires through three principal sources: tire manufacturers, independent wholesale distributors like Heafner, and dealer-owned warehouses. Other sources include discount or price clubs and other tire outlet chains. Heafner believes that, in recent years, certain tire manufacturers have reduced their supply to small independent tire dealers due to the inefficiencies of supplying small quantities of product to a large number of locations. At the same time, manufacturers have increased their supplies to independent wholesale distributors, such as Heafner, who are able to deliver tires to a large number of independent tire dealers with greater efficiency.

     The replacement tire market for passenger cars and light trucks consists of three primary types of tires: "flag" brands, which are premium tires made by the major tire manufacturers; associate or "house" brands, which are primarily economy brand tires made by the major tire manufacturers; and private-label brands, which are brands made by tire manufacturers generally for independent tire wholesale distributors and retailers. In 1999, flag brands constituted approximately 54% of the United States passenger and light truck replacement tire markets, private-label brands constituted approximately 25% of those markets and house brands made up approximately 20% of those markets.

OPERATIONS

     Wholesale Divisions. The wholesale divisions of Heafner accounted for approximately 83.9% of Heafner's net sales in 1999. With 65 distribution centers servicing all or parts of 26 states, Heafner believes that it is the largest independent distributor of replacement tires in the Southeast and in California. Through this distribution network, Heafner supplied over 14 million tires in 1999.

     Heafner's distribution network provides daily delivery to its tire dealer customers in most areas and, in major markets, provides delivery two to four times a day. Heafner has been able to offer reliable, timely and frequent deliveries to its customers by utilizing its inventory management systems that link its distribution facilities to its major customers and electronic data links directly with Michelin and Goodyear, its two largest suppliers. This level of just-in-time service is intended to allow Heafner's customers to reduce investment in inventories while still enabling them to provide a full range of products to consumers. Heafner believes that software and on-line programs, such as Heafner's "HeafNet" electronic interlink service, will play an increasingly important role for its distribution customers. See "-- Information Systems and Technology." Heafner's fleet of approximately 500 trucks also facilitates frequent deliveries to its distribution customers.

     In order to improve efficiency in its Southeastern operations, Heafner utilizes a large mixing warehouse located in Lincolnton, North Carolina where products are sorted for shipments to customers located outside the territories typically served by the distribution network. The mixing warehouse also enables Heafner to make volume purchases from suppliers when advantageous and ship the resulting inventory to its distribution centers. Heafner believes that this mixing and accessibility of inventory enables Heafner's customers to expand sales opportunities without the burden and expense of large investments in inventory.

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

     Retail Division. Heafner's retail division operates over 200 retail tire and service outlets in California and Arizona, including 203 tire and automotive service outlets operated by Winston. Winston was the fifth largest independent tire dealer in the United States in 1999 based on number of company-owned retail stores. Heafner believes that the strength of the Winston retail franchise in California may make it suitable for expansion in the West.

     The following chart shows the geographical distribution of Heafner's retail locations as of December 31, 1999:

                           REGION                             WINSTON   CPW   TOTAL
                           ------                             -------   ---   -----
Southern California.........................................    104      1     105
Northern California.........................................     85      7      92
Arizona.....................................................     14      0      14
                                                                ---      --    ---
          Totals............................................    203      8     211

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

PRODUCTS

     Heafner sells a broad selection of tires, custom wheels, automotive service equipment and related products manufactured by the leading manufacturers of those products. Heafner's products include flag brand tires manufactured by Michelin, including the B.F. Goodrich and Uniroyal brands, private-label products such as Regul tires, Winston tires and Pacer custom wheels, and house brand products such as Monarch tires, manufactured by Goodyear. Heafner generally stocks approximately 12,000 SKUs of tires in its distribution centers. Heafner also distributes alignment service equipment manufactured by Hunter Engineering Company and tire changers and balancers built by Hennessey Industries, Inc. (a division of the Danaher Corporation), both leading manufacturers in their respective fields. Heafner sells many other products, including tires for the medium truck, farm and industrial markets, automotive service equipment, wheel weights and tubes. In addition, through CPW's operations, Heafner supplies automotive parts and accessories. Through Winston's retail tire and automotive service outlets, Heafner offers other automotive products such as Quaker State oil products and Monroe and Raybestos ride control products. Heafner believes that products sold by ITCO and CPW have complemented Heafner's previous product line and, in the case of CPW, have increased Heafner's sales of high-performance tires and automotive parts and accessories. Heafner intends to continue to provide its customers with a broad choice of flag and private-label products. In 1999, sales of tires accounted for approximately 79.6% of Heafner's consolidated sales, while sales of automotive service and parts accounted for 9.4% of Heafner's consolidated sales, sales of custom wheels accounted for 6.3%, sales of automotive service equipment accounted for 4.0%, and sales of other products accounted for 0.7%.

SUPPLIERS

     Heafner purchases its products from all major tire manufacturers and other suppliers. In 1999, Heafner purchased in excess of 14 million tires. Heafner's purchases of passenger and light truck tires represented approximately 6% of the total U.S. replacement passenger and light truck tire market. Approximately 88% of Heafner's total tire purchases, in units, in 1999 were supplied by Michelin, Goodyear and Bridgestone/Firestone.

     Of the total 1999 U.S. new replacement passenger tire market, Michelin flag brands (including the B.F. Goodrich and Uniroyal brands) accounted for 15%, Bridgestone/Firestone flag brands accounted for 14% and the leader, Goodyear brand, accounted for 16%. Of the total 1999 U.S. replacement light truck tire market, Michelin (including the B.F. Goodrich and Uniroyal brands) accounted for 17%, Bridgestone/Firestone accounted for 14% and Goodyear accounted for 13%. Of Heafner's principal private-label brands, Winston tires are manufactured exclusively by Goodyear and Regul tires are manufactured by both Michelin and Goodyear.

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

     With the exception of a long-term contract with Kelly-Springfield (the "Winston Private Brand Supply Agreement"), Heafner's supply arrangements with its major suppliers generally are oral or written arrangements which are renegotiated annually. Although there can be no assurance that these arrangements will be renewed, or renewed on favorable terms, Heafner has conducted business with its major tire suppliers for many years and believes that it has strong relationships with all of its major suppliers.

     Heafner purchases certain private-label and house brand tires, including the Winston and Monarch products, from Kelly-Springfield. Purchases under the Winston Private Brand Supply Agreement are made at prices specified from time to time in the manufacturer's pricing schedule. Under the terms of the Winston Private Brand Supply Agreement, Heafner purchases substantially all of its requirements of Winston brand tires from Kelly-Springfield. The initial term of the Winston Private Brand Supply Agreement expires on May 7, 2007 and the agreement is automatically renewable for successive three-year terms thereafter. The Winston Private Brand Supply Agreement may be terminated by either party upon twelve months' advance notice. Kelly-Springfield is the sole holder of Heafner's Series A preferred stock and Series B preferred stock, as discussed below under "Certain Relationships and Related Transactions -- Preferred Stock."

CUSTOMERS

     Wholesale. Through its wholesale divisions, Heafner distributes tires and related automotive products principally to independent tire dealers. Heafner's other customers include national retail chains, service stations, general automotive repair facilities, auto parts stores, automobile dealers and specialty automotive repair facilities. Heafner generally requires payment from its customers within 30 days, although it may tailor programs for its larger customers. In 1999, Heafner's wholesale divisions served an average of more than 30,000 customers each month. Heafner's largest customer accounted for less than 1% of Heafner's net sales in 1999 and Heafner's top 25 customers accounted for less than 5% of Heafner's net sales in 1999.

     Retail. Heafner's retail operations attract a variety of individual consumers in the areas they serve. Through the Winston retail chain, Heafner also offers accounts to its corporate retail customers. Winston's corporate accounts represent approximately 20% of its tire business.

COMPETITION

     The industry in which Heafner operates is highly competitive, and many of Heafner's competitors have resources significantly greater than Heafner's. Tire manufacturers distribute tires to the retail market by direct shipments to independent tire dealers, national retail chains such as Sears and Wal-Mart and manufacturer-owned retail stores as well as through shipments to independent wholesale distributors. A number of independent wholesale tire distributors also compete in the regions in which Heafner operates. In its retail business, Heafner also faces competition from national chains and department stores, other independent tire stores, tire manufacturer-owned stores, discount and warehouse clubs and other automotive product retailers.

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

TRADEMARKS

     The private brand names under which Heafner markets its products are trademarks of Heafner. Those brand names are considered to be of material importance to Heafner's business because they both develop brand identification and foster customer loyalty. All of Heafner's trademarks are of perpetual duration so long as periodically renewed, and Heafner currently intends to maintain all of them in force. The private brand names under which Heafner markets its products are:

     - Regul tires,

     - Winston tires,

     - DynaTrac,

     - Pacer custom wheels,

     - ICW custom wheels, and

     - Magnum automotive lifts.

SEASONALITY AND INVENTORY

     Heafner's wholesale distribution and retail service operations typically experience their highest levels of sales from March through October of each fiscal year, with the period from November through February generally experiencing the lowest levels of sales. Heafner's inventories generally fluctuate with anticipated seasonal sales volumes. Heafner believes it maintains levels of inventory that are adequate to meet its customers' needs on short notice. The average of beginning- and end-of-year inventories of Heafner in 1999 was $141.0 million.

     Since customers look to Heafner to fulfill their needs on short notice, backlog of orders is not a meaningful statistic.

WORKING CAPITAL PRACTICES

     Heafner must maintain substantial inventories in connection with its wholesale distribution and retail service operations throughout the year, which fluctuate with anticipated seasonal sales volume. These inventories are generally financed through borrowings under Heafner's credit facility. The amount of borrowings under the credit facility fluctuates throughout the year. On December 31, 1999, $74.7 million of borrowing was outstanding and an additional $16.2 million could have been borrowed under the credit facility. On March 6, 2000, Heafner amended its credit facility to provide for borrowings up to $200.0 million.

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

     Heafner is able to offer reliable, timely and frequent deliveries to its customers by utilizing inventory-management systems that link directly to its major customers and among its distribution facilities and electronic data interlinks directly with Michelin and Kelly-Springfield, its two largest suppliers. Heafner supplies a number of customers with its proprietary "HeafNet" system, which gives customers electronic access to Heafner's warehouses to locate, price and order inventory. Heafner believes this system allows its customers to respond more quickly and efficiently to retail customers' requests for products. Heafner intends to implement a company-wide inventory management system based on the strongest attributes of its existing systems in order to improve the operation of its overall distribution network.

     Heafner is currently implementing a software product called Wheel Wizard in its retail stores and independent tire dealers throughout Heafner's coverage area. Wheel Wizard allows consumers to visually install a variety of wheels, tires, and performance springs on their vehicle. Wheel Wizard integrates with HeafNet to allow a dealer to visually select wheels and tires with a consumer then check inventory, pricing and place an order. Heafner believes that interactive software programs such as these enhance its ability to market wheels by providing retail dealers devices that take up little floor space, are relatively easy to use and are customer oriented.

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

EMPLOYEES

     Heafner employed approximately 3,686 people as of December 31, 1999, of whom approximately 1,734 were employed in its wholesale divisions and approximately 1,952 were employed in its retail division. None of Heafner's employees are represented by a union. Heafner believes its employee relations are satisfactory.

BUSINESS SUBJECT TO GOVERNMENTAL CONTRACTS

     No material portion of the business of Heafner is subject to renegotiation of contracts with, or termination by, any governmental agency.

CAUTIONARY STATEMENTS ON FORWARD-LOOKING INFORMATION

     This report contains "forward looking statements," which are statements other than statements of historical facts. These forward-looking statements are principally contained under Items 1 and 7 and in statements using phrases such as "expects" or "anticipates" located throughout this report. The forward-looking statements include, among other things, Heafner's expectations and estimates about its business operations, strategy, future cost savings and integration of ITCO, CPW and California Tire, and its expectations and estimates about its future financial performance, including its financial position, cash flows from operations, capital expenditures and ability to refinance indebtedness.

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

ITEM 2.  DESCRIPTION OF PROPERTIES.

     Heafner's principal properties are geographically situated to meet sales and operating requirements. All of Heafner's properties are considered to be both suitable and adequate to meet current operating requirements. During 1999, Heafner closed seven distribution warehouses in the Southeast and is planning to close six more in 2000 in order to eliminate redundancies within its Southeastern Wholesale division. Although there can be no assurance that it will be successful in doing so, Heafner believes that, particularly with respect to its distribution centers, it may obtain cost savings and efficiencies as a result of these closures and consolidations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Distribution Centers. The following table sets forth certain information regarding Heafner's warehouse and distribution facilities as of December 31, 1999:

                                                                               OWNED/
                        LOCATION                                 COMPANY       LEASED
                        --------                               ------------    ------
Alabama:
  Birmingham.............................................      Heafner-ITCO    Leased
  Cullman................................................      Heafner-ITCO    Leased
  Mobile.................................................      Heafner-ITCO    Leased
  Montgomery.............................................      Heafner-ITCO    Leased
Arizona:
  Mesa...................................................               CPW    Leased
  Phoenix................................................               CPW    Leased
Arkansas:
  Little Rock............................................      Heafner-ITCO    Leased
  Texarkana..............................................      Heafner-ITCO     Owned
California:
  Fresno.................................................               CPW     Owned
  Fresno.................................................   California Tire    Leased
  Hayward................................................   California Tire    Leased
  Moorpark...............................................               CPW    Leased
  Morgan Hill............................................               CPW    Leased
  Rancho Cucamonga.......................................               CPW    Leased
  Sacramento.............................................               CPW    Leased
  Sacramento.............................................   California Tire    Leased
  San Jose...............................................               CPW    Leased
  Santa Fe Springs.......................................               CPW    Leased
Florida:
  Fort Myers.............................................      Heafner-ITCO    Leased
  Jacksonville...........................................      Heafner-ITCO    Leased
  Medley.................................................      Heafner-ITCO    Leased
  Orlando................................................      Heafner-ITCO    Leased
  Pensacola..............................................      Heafner-ITCO     Owned
  Tallahassee............................................      Heafner-ITCO     Owned
  Tampa..................................................      Heafner-ITCO    Leased
  West Palm Beach........................................      Heafner-ITCO    Leased
Georgia:
  Augusta................................................      Heafner-ITCO    Leased
  Byron..................................................      Heafner-ITCO    Leased
  Rome...................................................      Heafner-ITCO     Owned
  Savannah...............................................      Heafner-ITCO    Leased
  Tucker.................................................      Heafner-ITCO    Leased
Kentucky:
  Lexington..............................................      Heafner-ITCO    Leased
  Louisville.............................................      Heafner-ITCO    Leased
Maryland:
  Baltimore..............................................      Heafner-ITCO    Leased
  Landover...............................................      Heafner-ITCO    Leased
  Salisbury..............................................      Heafner-ITCO     Owned
Mississippi:
  Jackson................................................      Heafner-ITCO    Leased
Missouri:
  Springfield............................................      Heafner-ITCO    Leased

                                                                             OWNED/
                        LOCATION                               COMPANY       LEASED
                        --------                             ------------    ------
North Carolina:
  Asheville..............................................    Heafner-ITCO     Owned
  Burlington.............................................    Heafner-ITCO    Leased
  Charlotte..............................................    Heafner-ITCO     Owned
  Charlotte..............................................    Heafner-ITCO     Owned
  Fayetteville...........................................    Heafner-ITCO    Leased
  Greensboro.............................................    Heafner-ITCO    Leased
  Lincolnton.............................................    Heafner-ITCO     Owned
  Lumberton..............................................    Heafner-ITCO     Owned
  Raleigh................................................    Heafner-ITCO     Owned
  Wilmington.............................................    Heafner-ITCO    Leased
  Wilson.................................................    Heafner-ITCO    Leased
  Winston-Salem..........................................    Heafner-ITCO    Leased
South Carolina:
  Charleston.............................................    Heafner-ITCO    Leased
  Columbia...............................................    Heafner-ITCO    Leased
  Columbia...............................................    Heafner-ITCO    Leased
  Florence...............................................    Heafner-ITCO    Leased
  Mauldin................................................    Heafner-ITCO     Owned
  Mauldin................................................    Heafner-ITCO     Owned
Tennessee:
  Chattanooga............................................    Heafner-ITCO    Leased
  Johnson City...........................................    Heafner-ITCO    Leased
  Knoxville..............................................    Heafner-ITCO     Owned
  Knoxville..............................................    Heafner-ITCO    Leased
  Memphis................................................    Heafner-ITCO    Leased
  Nashville..............................................    Heafner-ITCO    Leased
  Nashville..............................................    Heafner-ITCO    Leased
Virginia:
  Harrisonburg...........................................    Heafner-ITCO    Leased
  Norfolk................................................    Heafner-ITCO     Owned
  Norfolk................................................    Heafner-ITCO    Leased
  Richmond...............................................    Heafner-ITCO     Owned
  Richmond...............................................    Heafner-ITCO    Leased
  Roanoke................................................    Heafner-ITCO     Owned
  Wytheville.............................................    Heafner-ITCO    Leased

     Retail Stores. As of December 31, 1999, Heafner operated over 200 retail tire and service outlets in California and Arizona, including 203 tire and automotive service outlets operated by Winston. All of these retail outlets are leased.

     Corporate and Executive Offices. In addition to its principal executive offices, Heafner currently has corporate offices in four other locations. California Tire's corporate offices are expected to be consolidated into CPW's corporate offices in San Jose, California. All of Heafner's corporate and executive offices are leased.

                    LOCATION                           DIVISION             USE
                    --------                         ------------    -----------------
Charlotte, North Carolina........................    Corporate       Executive offices
Lincolnton, North Carolina.......................    Heafner-ITCO    Corporate offices
Burbank, California..............................    Winston         Corporate offices
San Jose, California.............................    CPW             Corporate offices
Hayward, California..............................    California      Corporate offices
                                                     Tire

ITEM 3.  LEGAL PROCEEDINGS.

     In the third quarter 1999, Heafner, without admitting any fault, entered into a settlement agreement with plaintiffs in a class action lawsuit filed in 1998 on behalf of Winston store managers. The settlement has received tentative approval by the Court and is expected to be effective on or before May 30, 2000. The lawsuit alleged that Winston violated certain California wage and business practice regulations. Winston denied these allegations. As a result of this agreement, the Company recorded a pre-tax nonrecurring charge of $3.5 million in the third quarter 1999. The nonrecurring charge includes the payment of $3.0 million to the plaintiff class members and their attorneys, which payment is expected to be made as follows: (i) $1,128,058 payable into an interest bearing account after entry of judgment expected to be March 21, and (ii) Balance of $1,871,942 payable by 70 days after the entry of judgment by the Court which will be May 30, 2000. The Company has filed a claim of indemnification against the previous Winston shareholders pursuant to the original purchase agreement under which the Company acquired Winston. The indemnification provisions of the purchase agreement provide that recoveries are limited to 72% of such costs and related fees. The sellers have disputed the Company's right to indemnification. Approximately $4.6 million is held in escrow to secure all of the sellers' indemnification obligations to the Company. The Company is not able at this time to predict the outcome of this claim for indemnification and has not recorded any recovery in its financial statements.

     The agreements related to the acquisition of CPW, including employment agreements, contained various provisions, which required the Company to make certain calculations regarding results of operations (as defined therein) and make payments based on certain formulas. The parties mediated the various issues involved in these matters on January 20, 2000, and resolved all issues except for one. The Company does not believe that the amounts involved in this issue are significant to the financial condition of the Company. The parties have agreed to binding arbitration before a single accountant arbitrator to resolve the remaining issue.

     In addition to the aforementioned contingencies, Heafner is also involved in various lawsuits arising out of the ordinary conduct of its business. Although no assurances can be given, management does not expect that any of these matters will have a material adverse effect on its business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
        MATTERS.

     Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table sets forth selected historical consolidated financial data of Heafner for the periods indicated. The selected historical financial data as of and for the years ended December 31, 1995 through 1999 are derived from the historical consolidated financial statements of Heafner as of and for those years, which have been audited by Arthur Andersen LLP, independent certified public accountants. The consolidated financial statements of Heafner for each of the years in the three-year period ended December 31, 1999 are included in Item 8 of this report. The following selected historical consolidated financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," included as Item 7, and the consolidated financial statements of Heafner and the related notes, included as Item 8, in this report.

                                                                         FISCAL YEARS ENDED DECEMBER 31,
                                                              ------------------------------------------------------
                                                                1995       1996     1997(a)    1998(b)     1999(c)
                                                              --------   --------   --------   --------   ----------
                                                                              (DOLLARS IN THOUSANDS)
STATEMENTS OF OPERATIONS DATA:
Net sales...................................................  $169,031   $190,535   $311,839   $716,485   $1,016,589
Costs of goods sold.........................................   140,811    158,880    233,941    550,848      787,480
                                                              --------   --------   --------   --------   ----------
Gross profit................................................    28,220     31,655     77,898    165,637      229,109
Selling, general and administrative expenses................    26,584     29,660     74,441    153,743      212,739
Special and nonrecurring charges............................        --         --         --      1,409        3,500
                                                              --------   --------   --------   --------   ----------
Income from operations......................................     1,636      1,995      3,457     10,485       12,870
Interest and other expense, net.............................       946        944      3,711     12,704       19,806
                                                              --------   --------   --------   --------   ----------
Income (loss) from operations before provision (benefit) for
  income taxes and extraordinary charge.....................       690      1,051       (254)    (2,219)      (6,936)
Provision (benefit) for income taxes........................        --         --       (240)       289         (348)
                                                              --------   --------   --------   --------   ----------
Net income (loss) from operations before extraordinary
  charge....................................................       690      1,051        (14)    (2,508)      (6,588)
Extraordinary charge........................................        --         --         --     (2,216)          --
                                                              --------   --------   --------   --------   ----------
Net income (loss)...........................................       690      1,051        (14)    (4,724)      (6,588)
Pro forma provision for income taxes........................       325        439         --         --           --
                                                              --------   --------   --------   --------   ----------
Pro forma net income (loss).................................  $    365   $    612   $    (14)  $ (4,724)  $   (6,588)
                                                              ========   ========   ========   ========   ==========
CASH FLOWS DATA:
Net cash provided by (used in) operating activities.........  $   (363)  $  4,008   $  6,703   $ (9,684)  $  (23,732)
Net cash used in investing activities.......................    (2,200)    (7,626)   (46,459)   (58,070)     (20,688)
Net cash provided by financing activities...................     2,630      3,711     41,252     71,900       44,269
Depreciation and amortization...............................     1,062      1,331      5,399     12,316       18,521
Capital expenditures........................................     2,205      7,865      4,908      8,697       11,218
BALANCE SHEET DATA
Working capital.............................................  $ 19,148   $ 16,913   $ 20,582   $ 56,562   $   89,661
Total assets................................................    55,458     59,551    146,508    430,821      459,246
Total debt..................................................    15,632     21,003     64,658    185,336      236,592
Total preferred stock.......................................        --         --     11,500     11,353       11,094
Stockholders' equity........................................    11,719     11,574      7,659     18,124       10,521
OTHER DATA:
EBITDA(d)...................................................  $  3,060   $  3,847   $  9,987   $ 24,233   $   36,189
Ratio of earnings to fixed charges(e).......................      1.4x       1.5x         --         --           --

---------------

(a) In May 1997, Heafner acquired Winston. The transaction was accounted for using the purchase method of accounting.
(b) In May 1998, the ITCO merger and the CPW acquisition occurred. Each transaction was accounted for using the purchase method of accounting.
(c) In January 1999, Heafner acquired California Tire and in October 1999, Heafner acquired Tri-Valley. Each transaction was accounted for using the purchase method of accounting.
(d) EBITDA represents net income before extraordinary item plus income taxes, depreciation and amortization and interest expense. Interest expense for the years ended December 31, 1999 and 1998 includes $0.9 million and $0.7 million, respectively, related to amortization of deferred financing charges. EBITDA for the year ended December 31, 1998 excludes the effects of the extraordinary item related to the extinguishment of debt ($3.7 million) and the special charge of $1.4 million. EBITDA for the year ended December 31, 1999 excludes the impact of the nonrecurring charge of $3.5 million. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to generate cash flow and to service or incur indebtedness. EBITDA should not be considered an alternative to net income as a measure of operating results or to cash flows from operations as a measure of liquidity in accordance with generally accepted accounting principles. EBITDA as calculated and presented here may not be comparable to EBITDA as calculated and presented by other companies.
(e) In calculating the ratio of earnings to fixed charges, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of interest expense (which includes amortization of deferred financing costs and debt issuance cost) and one-third of rental expense, deemed representative of that portion of rental expense estimated to be attributable to interest. For the years ended December 31, 1998 and 1999, earnings were insufficient to cover fixed charges by $2.2 million and $6.9 million, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of the results of operations, financial condition and liquidity of Heafner should be read in conjunction with the financial statements and the related notes included in this report.

OVERVIEW

     Heafner sells its products to a variety of markets, both in terms of end-users and geography. Heafner's distribution channels consist of (a) Southeastern Wholesale, (b) Western Wholesale, and (c) Western Retail tires and automotive service. In 1999, net sales through such channels accounted for approximately 65.2%, 18.7% and 16.1%, respectively, of consolidated net sales. Heafner believes that the diversity of its markets helps stabilize its sales and earnings.

RESULTS OF OPERATIONS

     Heafner acquired Winston on May 7, 1997; CPW on May 20, 1998; California Tire on January 12, 1999, and Tri-Valley on October 28, 1999. The ITCO merger occurred on May 20, 1998. Therefore, results for 1999 include the operations of California Tire after January 12, 1999 and Tri-Valley after October 28, 1999. The results for 1998 exclude the results of California Tire and Tri-Valley, and include ITCO and CPW only after May 20, 1998. Results for 1997 exclude results of California Tire, ITCO, and CPW, and include the operations of Winston after May 7, 1997.

     The following table sets forth each category of statements of operations data as a percentage of net sales:

                                                              FISCAL YEAR ENDED DEC. 31,
                                                              --------------------------
                                                               1999      1998      1997
                                                              ------    ------    ------
Net sales...................................................  100.0%    100.0%    100.0%
Cost of goods sold..........................................   77.5      76.9      75.0
Gross profit................................................   22.5      23.1      25.0
Selling, general and administrative expenses................   21.3      21.7      23.9
Income from operations......................................    1.3       1.5       1.1
Interest and other expense..................................    1.9       1.8       1.2
Loss from operations before benefit for income taxes........   (0.7)     (0.3)     (0.1)
Income taxes................................................   (0.0)     (0.0)     (0.1)
Net income (loss) before extraordinary charge...............   (0.6)     (0.4)      0.0
Extraordinary charge........................................     --      (0.3)       --
Net income (loss)...........................................   (0.6)     (0.7)      0.0

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Consolidated net sales increased by $300.1 million, or 41.9% to $1.02 billion in 1999 from $716.5 million in 1998. Approximately $210.4 million of the $300.1 million increase over 1998 sales can be attributed to 12 months of sales for CPW and ITCO in 1999 (versus 7 months in 1998), and $38.8 million of the increase can be attributed to 12 months of sales for California Tire (versus none in 1998). Other net sales growth was $51.0 million or 7.1%. Sales growth slowed in 1999 due to management and personnel focusing on the consolidation and conversion efforts resulting from the merger and acquisitions, and a slower retail market in the third and fourth quarters of 1999.

     Gross profit increased from $165.6 million in 1998 to $229.1 million in 1999, although gross profit as a percentage of sales decreased from 23.1% to 22.5%. The decrease in gross profit margin was anticipated due to a higher proportion of wholesale distribution sales that have lower gross profit margins than retail operations. In 1999, wholesale distribution sales were 83.9% of total sales versus 78.7% in 1998.

     Selling, general, and administrative expenses increased by $61.1 million in 1999 representing 21.3% as a percentage of sales compared to 21.7% in 1998. The decrease in expenses as a percentage of sales is due to cost savings as a result of the consolidation of operations between Heafner and ITCO completed in 1999. Interest and other expenses increased in 1999 by $7.1 million to $19.8 million.

     Included in the income from operations for 1999 is a charge of $3.5 million representing the cost of settlement of the class action lawsuit filed in 1998 on behalf of Winston store managers alleging certain violations of California wage and business practice regulations by Winston. Heafner settled this matter without any admission of fault in order to avoid the effects of protracted litigation. Heafner has filed a claim for indemnification of this cost against the previous Winston Shareholders pursuant to the Winston purchase agreement. The previous Winston Shareholders have disputed Heafner's right to indemnification. The indemnification provisions of the purchase agreement provide that recoveries are limited to 72% of such costs and related fees. Approximately $4.6 million is held in escrow to secure all of the sellers' indemnification obligations to Heafner. Heafner is not able at this time to predict the outcome of this claim for indemnification and has not recorded any recovery in its financial statements.

     Interest expense increased by $8.6 million due to increased borrowings utilized in the acquisitions of California Tire and Tri-Valley, capital expenditures, and increased levels of working capital.

     The income tax benefit in 1999 was $0.3 million representing an effective tax rate of 5.0% compared to (13.0%) tax provision for 1998. The effective tax rate yielded a lower than expected tax benefit due to non-deductible goodwill amortization. The net loss for 1999 was $6.6 million or (0.6)% of net sales compared to $4.7 million or (0.7)% of net sales in 1998.

     The following table sets forth certain selected information regarding the Company's segments (in millions):

                                                              FISCAL YEAR ENDED DEC. 31,
                                                              --------------------------
                                                                1999      1998     1997
                                                              --------   ------   ------
Net sales
  Southeastern Wholesale....................................  $  662.5   $478.1   $210.8
  Western Wholesale.........................................     190.1     85.5       --
  Western Retail............................................     164.0    152.8    101.1
                                                              --------   ------   ------
  Consolidated..............................................  $1,016.6   $716.5   $311.8
                                                              ========   ======   ======
EBITDA
  Southeastern Wholesale....................................  $   29.9   $ 13.7   $  5.0
  Western Wholesale.........................................      11.3      5.7      0.0
  Western Retail............................................        --      4.9      5.0
  Corporate.................................................      (5.1)      --       --
                                                              --------   ------   ------
  Consolidated..............................................  $   36.2   $ 24.2   $ 10.0
                                                              ========   ======   ======

     Southeastern Wholesale Distribution. Net sales in the Southeastern Wholesale Distribution segment increased $184.3 million, or 38.6% from net sales of $478.1 million in 1998 to $662.5 million in 1999. Of this sales increase, $149.1 million is attributable to 12 months sales for ITCO in 1999 compared to 7 months in 1998. Other sales growth totaled $35.2 million, or 7.4%, in 1999.

     EBITDA increased from $13.7 million in 1998 to $29.9 million in 1999 as a result of an improvement in gross profit margin percentage in 1999 and the inclusion for all of 1999 of the results of operations of ITCO. The increase in gross margin is the result of improved sales mix, and more effective purchasing practices in 1999. Selling prices have remained relatively stable in 1999 compared to 1998. Selling, general, and administrative expenses declined in 1999 as a percentage of sales from 14.6% of sales in 1998 to 13.8% of sales in 1999. The cost reduction can be attributed to the consolidation of the Heafner and ITCO corporate offices and several distribution centers.

     Western Wholesale Distribution. Net sales in the Western Wholesale Distribution segment grew from $85.5 million net sales in 1998 to $190.1 million net sales in 1999 or 122.3%. The California Tire acquisition in January 1999 accounted for $38.8 million of the sales growth. The inclusion of 12 months of sales in 1999 versus 7 months in 1998 for CPW accounted for $61.2 million of the increase. Other sales growth totaled $4.5 million, or 5.3%, in 1999. Although CPW and California Tire operate in the same areas, little or no loss of the customer base following the California Tire acquisition was realized due to the distinctly different product lines offered.

     EBITDA increased from $5.7 million in 1998 to $11.3 million in 1999 as a result of the higher level of net sales in the segment and a decline in selling, general, and administrative expenses from 24.1% of sales in 1998 to 21.7% of sales in 1999.

     Western Retail. The Western Retail segment experienced an increase in net sales of $11.1 million or a 7.3% increase from $152.8 million in 1998 to $164.0 million in 1999. Sales growth was aided in 1999 by the acquisition of 17 Tri-Valley store locations in October 1999.

     EBITDA fell in 1999 from $4.9 million in 1998 to break-even in 1999. Gross profit margins remained relatively constant in 1999, however Winston operated, on average, 15 more stores in 1999 than during 1998. This, combined with the many changes taking place within the segment's infrastructure, has contributed to higher operating costs in 1999. The executive and operating management team has been strengthened through a number of additions and changes. Management has taken a more aggressive stance regarding store closures, and has closed a number of underperforming stores in 1999. In addition, Winston began to reposition itself with a new advertising campaign set to release in 2000, and has moved away from competing in the marketplace based solely on price. Heafner expects that the many initiatives put in place during 1999 will have a positive impact on operating earnings and cash flow in the future.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Net sales were $716.5 million for 1998, an increase of $404.6 million, or 129.8%, from $311.8 million in 1997. The inclusion of sales for Winston (12 months versus 8), ITCO (7 months), and CPW (7 months) accounted for $364.3 million, or 90.0%, of the increase in sales in 1998. Distribution sales were strong throughout 1998, increasing by almost 13.0% due to continued market share gains in Heafner's primary service areas, aided somewhat by strong market conditions.

     Gross profit was $165.6 million in 1998, an increase of $87.7 million, or 112.6%, from $77.9 million in 1997. As a percentage of net sales, gross profit was 23.1% and 25.0%, respectively, for 1998 and 1997. The increase in gross profit dollars was also due to the inclusion of the acquired operations, which accounted for $78.4 million, or 89.4%, of the gross dollar increase. The decrease in overall gross margins in 1998 was due to a higher proportion of distribution sales, which generally result in lower margins than retail sales. The percentage of distribution sales was 78.7% and 67.6%, respectively, for 1998 and 1997.

     Selling, general and administrative expenses were $155.2 million in 1998, an increase of $80.7 million, or 108.4%, from $74.4 million in 1997. As a percentage of net sales, these expenses were 21.7% and 23.9%, respectively, for 1998 and 1997. The inclusion of the acquired operations accounted for $72.2 million, or 89.4%, of the increase in selling, general and administrative expenses in 1998. The decrease in selling, general and administrative costs as a percent of sales was due to a higher proportion of distribution sales, which generally have lower expense percentages than retail operations. Offsetting this business mix change somewhat was slightly higher selling and administrative costs in Heafner's distribution operations as a percent of sales.

     Interest and other expense increased from $3.7 million in 1997 to $12.7 million in 1998. Interest expense increased by $8.6 million as a result of increased borrowings incurred in connection with the acquisitions of Winston, ITCO and CPW.

     The results from operations for 1998 include a special charge of $1.4 million in June 1998, which was taken into account in determining income from operations, in connection with the costs of closing certain duplicative Heafner distribution centers. These costs relate to lease commitments, asset writedowns, severance and employee-related costs, and other costs to shut down these facilities. A non-recurring extraordinary charge of $3.7 million ($2.2 million net of taxes) was also recorded for the write-off of unamortized financing expenses and discounts, and the payment of prepayment penalties.

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

     Southeastern Wholesale Distribution. Southeastern Wholesale Distribution experienced a 126.8% increase in net sales from $210.8 million in 1997 to $478.1 million primarily due to the addition of ITCO sales in 1998 (7 months). EBITDA increased from $5.0 million in 1997 to $13.7 million in 1998 as a result of this increase in net sales and management's focus on corporate, warehouse, and systems consolidation. Selling, general, and administrative expenses declined from 15.5% of sales in 1997 to 14.7% in 1998.

     Western Retail. Western Retail operations began in May 1997 with the acquisition of Winston. The net sales growth of $51.8 million from $101.1 million in 1997 to $152.8 million in 1998 was primarily the result of 12 months of sales in 1998 versus 7 months in 1997. Winston organic sales growth for 1998 was $3.2 million or 3.2% over 1997. Gross profit margins as a percent of sales remained constant from 1997 to 1998 and selling, general, and administrative expenses increased from 41.3% to 42.0% from 1997 to 1998. As a result, EBITDA decreased $0.1 million from $5.0 million to $4.9 million.

LIQUIDITY AND CAPITAL RESOURCES

     In 1999, Heafner required approximately $4.1 million of financing in connection with the California Tire acquisition, and approximately $3.8 million of financing in connection with the Tri-Valley acquisition. Additional financing was required for 1999 payments under provisions of the CPW Acquisition Agreement dated May 20, 1998. Heafner obtained the necessary funds from, among other sources, the outstanding borrowings under the credit facility.

     At December 31, 1999 the combined net indebtedness (net of cash) of Heafner was $230.1 million compared to $178.7 million (net of cash) for Heafner at December 31, 1998. Financing committed by the lenders as of December 31, 1999 under the credit facility was $100.0 million under a revolving line of credit. As of December 31, 1999, $74.7 million was outstanding and $16.2 million was available for additional borrowings under the credit facility. On March 6, 2000 the credit facility was amended to provide, among other things, maximum borrowings thereunder up to $200.0 million or a borrowing base comprised of specified percentages of accounts receivable and inventory, whichever is less.

     Heafner's principal sources of cash during 1999, 1998, and 1997 came from operations, borrowings under revolving credit facilities, issuance of long-term subordinated debt and preferred stock in connection with the acquisition of Winston, and issuance of long-term debt in connection with the acquisition of CPW and the ITCO merger. Cash generated from (used in) operating activities totaled $(23.7) million, $(9.7) million, and $6.7 million, respectively, during each of those periods. Net working capital increased in 1999 by $38.5 million (other than through acquisition and special charge), primarily due to increases in inventories and decreases in accounts payable and accrued expenses totaling $12.7 million and $22.8 million, respectively. Net working capital increased in 1998 by $18.3 million (excluding extraordinary charge, special charges and deferred taxes), primarily due to increases in accounts receivable and inventories totaling $13.9 million and $12.2 million, respectively, offset by an increase in accounts payable and accrued expenses of $7.1 million. Cash generated in 1997 was primarily due to improved vendor payment programs that resulted in an increase in accounts payable and accrued expenses of $9.6 million.

     Capital expenditures during the years ended 1999, 1998 and 1997 amounted to $11.2 million, $8.7 million, and $4.9 million, respectively. Capital expenditures in 1999 included $5.7 million in the Western Retail segment for new store equipment, remodeling existing stores, new store locations and information technology. Information system upgrades include Oracle Financials and a new "Point of Sale" system in 1999. The Southeastern Wholesale Distribution segment utilized $3.4 million in warehouse expansion and maintenance, information technology and corporate office facility expansion. Ten distribution warehouses were expanded during 1999 adding approximately 500,000 square feet of capacity. Other capital expenditures during 1998 and 1997 were primarily for Winston retail facility maintenance and equipment, information technology, and Western and Southeastern Wholesale Distribution locations and facility maintenance.

     Loans under the credit facility bear interest at a floating rate based upon federal funds or Eurodollar rates plus an applicable margin. Loans under the credit facility are guaranteed by all subsidiaries of Heafner and collateralized by liens on inventory and accounts receivable.

     Heafner has entered into interest rate swap agreements from time to time to manage exposure to fluctuations in interest rates. As of December 31, 1999, interest rate swap agreements were in place covering notional amounts of approximately $20.0 million of indebtedness expiring in October 2002, at an average interest rate of 7.53%. Heafner does not anticipate entering into additional swap agreements or hedging arrangements at this time.

     Heafner anticipates that its principal use of cash going forward will be to meet working capital and debt service requirements and to make capital expenditures. Based upon current and anticipated levels of operations, Heafner believes that its cash flow from operations, together with amounts available under the credit facility, will be adequate to meet its anticipated requirements. There can be no assurance, however, that Heafner's business will continue to generate sufficient cash flow from operations in the future to meet these requirements or to service its debt, and Heafner may be required to refinance all or a portion of its existing debt, or to obtain additional financing. These increased borrowings may result in higher interest payments. In addition, there can be no assurance that any such refinancing would be possible or that any additional financing could be obtained. The inability to obtain additional financing could have a material adverse effect on Heafner.

     Certain minority stockholders of Heafner have been granted redemption rights commencing in 2004, subject to certain conditions, which if exercised would obligate Heafner to redeem the shares of capital stock held by such stockholders at agreed valuations (based upon a multiple of EBITDA formula). See "Certain Relationships and Related Party Transactions -- Warrants" and "-- Preferred Stock." There can be no assurance that sufficient funds will be available to redeem the shares of capital stock held by such stockholders if Heafner is required to do so or whether the terms of its outstanding indebtedness at such time will permit such redemption.

YEAR 2000 COMPLIANCE

     Portions of some of the accounting and operational systems and software used by Heafner in its business identify years with two digits instead of four. If not corrected, these information technology systems may recognize the year 2000 as the year 1900, which might cause system failures or inaccurate reporting of data that disrupts operations. Heafner completed an internal assessment of all of the business applications and related software used in its information technology systems in order to identify where "Year 2000" problems exist. As a result of this review, Heafner identified a limited number of remediation steps that were completed prior to January 1, 2000.

     In addition, Heafner contacted non-information technology vendors to ensure that any of their products currently used in Heafner's business adequately address Year 2000 issues. Areas reviewed include warehouse equipment, telephone and voice mail systems, security systems and other office and site support systems. Although there can be no assurance, Heafner believes based on its review that Year 2000 problems in its non-information technology systems will not cause a material disruption in Heafner's business.

     Heafner also may be vulnerable to business interruptions caused by unremedied Year 2000 problems of its significant suppliers of products or services. Heafner initiated formal communications with significant suppliers, including the country's major tire manufacturers, to determine the extent to which Heafner's operations may be affected by such third parties' Year 2000 non-compliance. Each of the major tire manufacturers informed Heafner that it anticipates no disruption of tire supply or provision of significant business information as a result of Year 2000 problems. Heafner's wholesale and retail customer base is highly fragmented, with no single customer accounting for a significant portion of Heafner's business. Accordingly, although it has not attempted to survey its customers, Heafner believes that no significant risk exists in connection with Year 2000 problems on the part of any of its customers.

     Heafner has not incurred nor does it expect to incur material costs associated with bringing its information technology and non-information technology systems into Year 2000 compliance, including software modification, equipment replacement and payments to outside solution providers. However, if Year 2000 issues in Heafner's information technology and non-information technology systems have not been remedied, or if Year 2000 problems on the part of Heafner's customers and suppliers exist and have not been remedied, there can be no assurance that significant business interruptions or increased costs having a material adverse effect on the business, financial condition or results of operations of Heafner will not occur. Risks of Year 2000 non-compliance on the part of Heafner or any of its significant suppliers could include interruptions in supply from tire manufacturers, disruption of Heafner's internal and external distribution network, reduced customer service capabilities, breakdown of inventory control and fulfillment systems and impairment of essential information technology systems used by management. Heafner has not established nor does it plan to establish a contingency plan for Year 2000 compliance issues.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Heafner does not consider its exposure to market risk to be material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
HEAFNER TIRE GROUP, INC. -- CONSOLIDATED FINANCIAL
  STATEMENTS
Report of Independent Public Accountants....................   19
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................   20
Consolidated Statements of Operations for the years ended
  December 31, 1999, 1998 and 1997..........................   21
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1999, 1998 and 1997..............   22
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................   23
Notes to Consolidated Financial Statements..................   24

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Heafner Tire Group, Inc. and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of Heafner Tire Group, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heafner Tire Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

Arthur Andersen LLP

Charlotte, North Carolina,
March 20, 2000.

                            HEAFNER TIRE GROUP, INC.

           CONSOLIDATED BALANCE SHEETS -- DECEMBER 31, 1999 AND 1998
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                 1999       1998
                                                               --------   --------
ASSETS
Current assets:
  Cash and cash equivalents.................................   $  6,497   $  6,648
  Accounts receivable, net of allowances of $2,385 and
     $2,220 in 1999 and 1998, respectively..................    114,732    109,471
  Inventories, net..........................................    148,865    133,221
  Other current assets......................................     13,407     13,319
                                                               --------   --------
          Total current assets..............................    283,501    262,659
                                                               --------   --------
Property and equipment:
  Land......................................................      3,908      3,945
  Buildings and leasehold improvements......................     23,190     22,583
  Machinery and equipment...................................     25,102     18,581
  Furniture and fixtures....................................      8,659      7,368
  Vehicles and other........................................      2,669      2,013
  Construction in progress..................................      1,324      1,162
                                                               --------   --------
          Total property and equipment......................     64,852     55,652
  Less -- Accumulated depreciation..........................    (17,228)   (12,850)
                                                               --------   --------
          Property and equipment, net.......................     47,624     42,802
                                                               --------   --------
Goodwill, net...............................................    107,112    104,405
Other intangible assets, net................................      7,968      8,376
Other assets................................................     13,041     12,579
                                                               --------   --------
                                                               $459,246   $430,821
                                                               ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $160,271   $169,847
  Accrued expenses..........................................     30,027     33,239
  Current maturities of long-term debt......................      3,542      3,011
                                                               --------   --------
          Total current liabilities.........................    193,840    206,097
                                                               --------   --------
Revolving credit facility...................................     74,688     21,925
Long-term debt..............................................    158,362    160,400
Other liabilities...........................................      9,604     11,785
Preferred stock series A -- 4% cumulative, 7,000 shares
  authorized, issued and outstanding........................      7,000      7,000
Preferred stock series B -- variable rate cumulative, 4,500
  shares authorized, issued and outstanding.................      4,094      4,353
Warrants....................................................      1,137      1,137
Commitments and contingencies
Stockholders' equity:
  Class A Common stock, par value $.01 per share; authorized
     10,000,000 shares in 1999 and 1998; 5,286,917 and
     3,697,000 shares issued and outstanding in 1999 and
     1998, respectively.....................................         53         37
  Class B Common stock, par value $.01 per share; authorized
     20,000,0000 shares and 1,400,667 shares issued and
     outstanding in 1998....................................         --         14
  Additional paid-in capital................................     23,981     22,360
  Notes receivable from sale of stock.......................     (1,092)      (177)
  Retained deficit..........................................    (12,421)    (4,110)
                                                               --------   --------
          Total stockholders' equity........................     10,521     18,124
                                                               --------   --------
                                                               $459,246   $430,821
                                                               ========   ========

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                            HEAFNER TIRE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                 1999        1998       1997
                                                              ----------   --------   --------
Net sales...................................................  $1,016,589   $716,485   $311,839
Cost of goods sold..........................................     787,480    550,848    233,941
                                                              ----------   --------   --------
  Gross profit..............................................     229,109    165,637     77,898
Selling, general and administrative expenses................     212,739    153,743     74,441
Special and nonrecurring charges............................       3,500      1,409         --
                                                              ----------   --------   --------
  Income from operations....................................      12,870     10,485      3,457
                                                              ----------   --------   --------
Other income (expense):
  Interest expense, net.....................................     (22,053)   (13,460)    (4,842)
  Other income..............................................       2,247        756      1,131
                                                              ----------   --------   --------
Loss from operations before provision (benefit) for income
  taxes.....................................................      (6,936)    (2,219)      (254)
  Provision (benefit) for income taxes......................        (348)       289       (240)
                                                              ----------   --------   --------
Net loss from operations before extraordinary charge........      (6,588)    (2,508)       (14)
Extraordinary charge from early extinguishment of debt, net
  of income tax benefits of $1,478..........................          --     (2,216)        --
                                                              ----------   --------   --------
Net loss....................................................  $   (6,588)  $ (4,724)  $    (14)
                                                              ==========   ========   ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                            HEAFNER TIRE GROUP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                       COMMON STOCK                                NOTES
                                         ----------------------------------------                RECEIVABLE
                                              CLASS A               CLASS B         ADDITIONAL      FROM      RETAINED
                                         ------------------   -------------------    PAID IN        SALE      EARNINGS
                                          SHARES     AMOUNT     SHARES     AMOUNT    CAPITAL      OF STOCK    (DEFICIT)    TOTAL
                                         ---------   ------   ----------   ------   ----------   ----------   ---------   -------
Balance, December 31, 1996.............      2,080   $ 208            --    $ --     $    --      $    --     $ 11,366    $11,574
  Net loss.............................         --      --            --      --          --           --          (14)       (14)
  Dividends............................         --      --            --      --          --           --       (1,193)    (1,193)
  Repurchase of common shares..........     (1,024)   (102)           --      --          --           --       (2,606)    (2,708)
  Stock split..........................  3,464,944     (71)           --      --          71           --           --         --
  Shares issued for notes receivable...    225,000       2            --      --         245         (247)          --         --
  Reclassification of S Corporation
    retained earnings to additional
    paid-in capital....................         --      --            --      --       6,939           --       (6,939)        --
                                         ---------   -----    ----------    ----     -------      -------     --------    -------
Balance, December 31, 1997.............  3,691,000      37            --      --       7,255         (247)         614      7,659
  Net loss.............................         --      --            --      --          --           --       (4,724)    (4,724)
  Issuance of Class B Common stock.....         --      --     1,400,667      14      14,945           --           --     14,959
  Issuance of Class A Common stock.....     16,000      --            --      --         171           --           --        171
  Forgiveness of note receivable.......         --      --            --      --          --           62           --         62
  Repurchase of Class A Common stock...    (10,000)     --            --      --         (11)           8           --         (3)
                                         ---------   -----    ----------    ----     -------      -------     --------    -------
Balance, December 31, 1998.............  3,697,000      37     1,400,667      14      22,360         (177)      (4,110)    18,124
  Net loss.............................         --      --            --      --          --           --       (6,588)    (6,588)
  Issuance of Class A Common stock.....    175,000       2            --      --       1,573       (1,000)          --        575
  Exchange of Class B for Class A
    Common stock.......................  1,400,667      14    (1,400,667)    (14)         --           --           --         --
  Forgiveness of note receivable.......         --      --            --      --          --           59           --         59
  Costs associated with change in
    control............................         --      --            --      --          --           --       (1,697)    (1,697)
  Exercise of stock options............     24,250      --            --      --          58           --           --         58
  Payment on Notes Receivable..........         --      --            --      --          --           21           --         21
  Repurchase of Class A Common stock...    (10,000)     --            --      --         (10)           5          (26)       (31)
                                         ---------   -----    ----------    ----     -------      -------     --------    -------
Balance, December 31, 1999.............  5,286,917   $  53            --    $ --     $23,981      $(1,092)    $(12,421)   $10,521
                                         =========   =====    ==========    ====     =======      =======     ========    =======

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                            HEAFNER TIRE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                1999       1998       1997
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $ (6,588)  $ (4,724)  $    (14)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities, net of mergers and
    acquisitions --
      Depreciation and amortization of goodwill and other
       intangibles..........................................    17,572     11,583      5,399
      Amortization of other assets..........................       949        733         --
      Extraordinary charge..................................        --      3,694         --
      Special and nonrecurring charges......................     3,500      1,409         --
      Deferred taxes........................................      (348)    (4,162)      (528)
      Other.................................................      (348)       117       (114)
  Change in assets and liabilities:
      Accounts receivable, net..............................    (1,710)   (13,923)    (5,758)
      Inventories, net......................................   (12,682)   (12,242)    (2,377)
      Other current assets..................................      (811)     1,967        200
      Accounts payable and accrued expenses.................   (22,790)     7,090      9,581
      Other.................................................      (476)    (1,226)       314
                                                              --------   --------   --------
        Net cash provided by (used in) operating
        activities..........................................   (23,732)    (9,684)     6,703
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of California Tire, net of cash acquired......    (4,082)        --         --
  Acquisition of Tri Valley, net of cash acquired...........    (3,750)        --         --
  Acquisition of CPW, net of cash acquired..................    (3,045)   (36,074)        --
  Merger of ITCO, net of cash acquired......................    (1,214)   (17,125)        --
  Acquisition of Winston, net of cash acquired..............        --         --    (42,195)
  Purchase of property and equipment........................   (11,218)    (8,697)    (4,908)
  Proceeds from sale of property and equipment..............       786      3,826        363
  Other.....................................................     1,835         --        281
                                                              --------   --------   --------
        Net cash used in investing activities...............   (20,688)   (58,070)   (46,459)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt..................        --    150,000     28,000
  Net proceeds (repayments) from revolving credit
    facility................................................    52,763    (38,071)    18,405
  Proceeds from issuance of preferred stock.................        --         --     11,500
  Principal payments on long-term debt......................    (5,506)   (32,714)   (10,558)
  Cash paid for stock repurchase............................       (31)       (11)    (2,708)
  Cash paid for financing costs.............................    (1,915)    (8,030)    (2,378)
  Cash paid for costs associated with change in control.....    (1,697)        --         --
  Cash dividends paid.......................................        --         --     (1,193)
  Proceeds from issuance of common stock....................       575         --         --
  Other.....................................................        80        726        184
                                                              --------   --------   --------
        Net cash provided by financing activities...........    44,269     71,900     41,252
                                                              --------   --------   --------
NET INCREASE (DECREASE) IN CASH.............................      (151)     4,146      1,496
CASH, BEGINNING OF YEAR.....................................     6,648      2,502      1,006
                                                              --------   --------   --------
CASH, END OF YEAR...........................................  $  6,497   $  6,648   $  2,502
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION --
  Cash payments for interest................................  $ 21,574   $ 10,495   $  3,585
                                                              ========   ========   ========
  Cash payments for taxes...................................  $  1,334   $  1,963   $     --
                                                              ========   ========   ========

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

                            HEAFNER TIRE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS

     Heafner Tire Group, Inc. and subsidiaries (the "Company" or "Heafner") (formerly The J. H. Heafner Company, Inc.), is a Delaware corporation primarily engaged in the wholesale distribution of tires and tire accessories and the operation of retail tire and auto service stores. On May 24, 1999, Charlesbank Equity Fund IV, Limited Partnership, ("Charlesbank") a Massachusetts limited partnership, purchased approximately 97.8% of the Company's then issued and outstanding shares of Class A common stock and approximately 96.8% of its then issued and outstanding shares of Class B common stock for a purchase price of approximately $44.7 million. On August 20, 1999, the Company reincorporated in Delaware (previously incorporated in North Carolina) and simultaneously changed its name from The J. H. Heafner Company, Inc. to Heafner Tire Group, Inc.

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

REVENUE RECOGNITION AND CONCENTRATION OF CREDIT RISK

     For its wholesale operations, the Company recognizes revenue upon shipment from its distribution centers/warehouse to the customer. For its retail operations, the Company recognizes revenue at the point of sale. In the normal course of business, the Company extends credit, on open accounts, to its customers after performing a credit analysis based on a number of financial and other criteria. The Company performs ongoing credit evaluations of its customers' financial condition and does not normally require collateral; however, letters of credit and other security are occasionally required for certain new and existing customers. Allowances are maintained for potential credit losses and such losses have been within management's expectations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses are reflected in the financial statements at fair value because of the short-term maturity of those instruments. The fair value of the Company's revolving credit facility is disclosed in Note 4 and the fair values of the Company's debt and interest rate swaps are disclosed in Note 5.

INVENTORIES

     Inventories consist primarily of automotive tires, wheels, parts and accessories and are valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. During 1997, the Company changed its method of determining the cost of inventories from the last-in, first-out (LIFO) method to FIFO method. This change has been applied by retroactively restating retained earnings as of December 31, 1996.

                            HEAFNER TIRE GROUP, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

PROPERTY AND EQUIPMENT

     Depreciation is determined by using a combination of the straight-line method and declining-balance method based on the following estimated useful lives:

Buildings...................................................  20-30 years
Machinery and equipment.....................................   3-10 years
Furniture and fixtures......................................    3-7 years
Vehicles and other..........................................    3-5 years

     Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the improvements. Expenditures for repairs and maintenance are charged to expense as incurred. Renewals or improvements of significant items are capitalized. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the respective accounts and any resulting gain or loss is recognized.

DEFERRED FINANCING COSTS

     Costs incurred in connection with financing activities (Notes 4, 5 and 6), are capitalized and amortized using the effective interest method and charged to interest expense over the life of the associated debt in the accompanying consolidated statements of operations. The unamortized balance of these deferred costs included in the accompanying consolidated balance sheets were $7.8 million and $7.4 million at December 31, 1999 and 1998, respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill, which represents the excess of the purchase price over the fair value of the net assets of the acquired entities is being amortized on a straight-line basis over a period of 15 years. Amortization of goodwill was $7.8 million, $5.3 million and $1.5 million in 1999, 1998 and 1997, respectively. Accumulated amortization at December 31, 1999 and 1998 was $14.7 million and $6.8 million, respectively. The carrying amount of goodwill will be reviewed periodically based on the nondiscounted cash flows and pretax income of the acquired entity over the remaining amortization period. Should this review indicate that the goodwill balance will not be fully recoverable, the Company's carrying value of the goodwill will be reduced. At December 31, 1999, the Company believes net goodwill of $107.1 million is fully recoverable.

     Other intangible assets, which represent noncompete agreements, stayput agreements and other intangibles is being amortized on a straight-line basis over periods ranging from two to six years. Amortization of other intangibles was $2.9 million and $1.6 million in 1999 and 1998, respectively. Accumulated amortization at December 31, 1999 and 1998 was $4.5 million and $1.6 million, respectively.

INCOME TAXES

     In connection with the acquisition of Winston Tire Company (formerly, Oliver & Winston, Inc.) ("Winston") in May 1997, the Company terminated its S Corporation status for federal and state income tax purposes. Accordingly, the Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes." This statement requires the use of the asset and liability method of accounting for deferred income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, at the applicable enacted tax rates. The pro forma effect of income taxes for the period from January 1, 1997 to May 7, 1997 was not significant.

                            HEAFNER TIRE GROUP, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

     In connection with the Company's S Corporation termination, the Company reclassified its undistributed S Corporation earnings of $6.9 million as of May 7, 1997, to additional paid-in capital.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137 which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, design and assess the effectiveness of transactions that receive hedge accounting.

     The Company has not yet quantified the impacts of adopting SFAS No. 133 but does not anticipate a material impact on the financial statements. However, SFAS No. 133 could increase the volatility in earnings and other comprehensive income.

INFORMATION CONCERNING BUSINESS SEGMENTS

     On January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 established revised standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

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

RECLASSIFICATIONS

     Certain 1998 and 1997 amounts have been reclassified to conform with the 1999 presentation.

2.  ACQUISITIONS:

     On October 28, 1999, the Company acquired all the assets and business of Tri-Valley/Dorman's, Inc. ("Tri-Valley"), a tire retail chain in southern California. The purchase price totaled $3.8 million in cash and the assumption of operating leases for 17 retail tires stores in the Los Angeles and San Diego areas. The transaction has been accounted for under the purchase method. Accordingly, results of operations for the acquired business have been included in the consolidated statement of operations from the date of acquisition. The acquisition was primarily funded through available cash resources. The purchase price has been allocated

                            HEAFNER TIRE GROUP, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

to the acquired net assets based upon their fair market values. The excess of the purchase price over the net tangible assets acquired was allocated to an intangible asset and is being amortized over the terms of the related leases, including expected renewals, which averages approximately six years.

     On January 12, 1999, the Company entered into a Stock Purchase Agreement with the stockholders of California Tire Company ("California Tire"), a wholesaler and retailer of tires, parts and accessories located in California. The total consideration paid to the stockholders was $4.0 million in cash. The transaction has been accounted for under the purchase method. Accordingly, results of operations for the acquired business have been included in the consolidated statement of operations from the date of acquisition. The acquisition was primarily funded through available cash resources. The purchase price has been allocated to the acquired net assets based upon their fair market values. The excess of the purchase price over the net tangible assets acquired was allocated to goodwill and is being amortized over 15 years.

     On May 20, 1998, the Company acquired all of the common stock of ITCO Logistics Corporation and Subsidiaries ("ITCO") for $18.0 million in cash and 1,400,667 newly issued shares of the Company's Class B Common Stock with an appraised value of approximately $15.0 million. In addition, the Company assumed obligations on stock appreciation rights totaling $1.4 million. Following the merger, ITCO's subsidiaries were merged into ITCO and ITCO was merged into the Company. The acquisition has been accounted for as a purchase and, accordingly, the operating results of ITCO have been included in the Company's consolidated financial statements since the date of acquisition. The acquisition was funded primarily through proceeds from issuance of Series A Senior Notes ("Series A Notes"). The purchase price has been allocated to the acquired net assets based upon their fair market values. The excess of the purchase price over the net tangible assets acquired was allocated to goodwill and is being amortized over 15 years. In connection with the ITCO merger, the Company recorded a $3.5 million liability for estimated costs related to employee severance, facilities closing expense and other related exit costs in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." During the year ended December 31, 1999, the Company revised its estimate, reducing goodwill by $0.7 million, and charged approximately $0.9 million to this reserve. During the year ended December 31, 1998, the Company charged approximately $0.4 million to this reserve.

     On May 20, 1998, the Company acquired all of the outstanding common stock of The Speed Merchant, Inc. ("CPW") for $45.0 million in cash, of which $35.0 million was paid on May 20, 1998, with $7.4 million payable in installments over five years in consideration for noncompete agreements and $2.6 million payable in the form of contingent payments to CPW stockholders. The purchase agreement also includes contingent payments based on earnings levels for the 12 month period ended May 20, 1999. As of December 31, 1999, a total of $2.2 million has been recorded as additional purchase price relative to the contingent payments. These contingent payments have been recorded as additional purchase price and will be amortized over the remaining amortization period for goodwill. The acquisition has been accounted for as a purchase and, accordingly, the operating results of CPW have been included in the Company's consolidated financial statements since the date of acquisition. The acquisition was funded primarily through proceeds from issuance of Series A Notes. The purchase price has been allocated to the acquired assets based upon their fair market values. The excess purchase price over the net tangible assets acquired was allocated to goodwill which is being amortized over a 15 year period and to other intangible assets which are being amortized over a two to five year period. In connection with the CPW acquisition, the Company recorded a $1.7 million liability for estimated costs related to employee severance, facilities closing expense and other related exit costs in accordance with EITF 95-3. During the year ended December 31, 1999, the Company revised its estimate, reducing goodwill by $0.6 million, and charged approximately $0.3 million to this reserve. During the year ended December 31, 1998, the Company charged approximately $0.2 million to this reserve.

                            HEAFNER TIRE GROUP, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

     On May 7, 1997, the Company acquired all outstanding shares of common stock of Winston, a California-based operation of retail tire and automotive service centers, for approximately $43.1 million, consisting of $42.4 million in cash and $0.7 million in direct acquisition costs. The acquisition has been accounted for as a purchase and, accordingly, the operating results of Winston have been included in the Company's consolidated financial statements since the date of acquisition. The acquisition was funded primarily through proceeds from a revolving credit facility with a bank ($3.6 million), proceeds from a term loan with a bank ($12.0 million), issuance of 12% Senior Subordinated Notes ($16.0 million) and issuance of Series A and Series B preferred stock ($11.5 million). The purchase price has been allocated to the acquired assets based upon their fair market values. The excess of the purchase price over the net tangible assets acquired was allocated to goodwill and is being amortized over 15 years. In connection with the acquisition, the Company recorded a $2.9 million liability for estimated costs related to employee severance and other exit costs in accordance with EITF 95-3. During the years ended December 31, 1999, 1998 and 1997, the Company charged approximately $0.6 million, $1.4 million and $0.4 million, respectively to this reserve.

     Prior to the acquisitions and merger, Winston and ITCO had a fiscal year-end of September 30 and CPW had a fiscal year end of October 31. Winston, ITCO and CPW results have been restated to conform with the Company's year-end. The following unaudited pro forma summary information, which is not covered by the report of independent accountants, presents information for the years ended December 31, 1998 and 1997, as if the Winston acquisition, the ITCO merger and the CPW acquisition occurred as of January 1, 1997 (in thousands). The impact of the California Tire and Tri-Valley acquisitions was not material to the Company's results of operations and consequently, pro forma information is not presented.

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

3.  INCOME TAXES:

     Through May 7, 1997, the Company was an S Corporation for federal and state income tax purposes. Accordingly, all income and losses of the Company through May 7, 1997, were recognized by the Company's stockholders in their individual income tax returns. The Company terminated its S Corporation status upon completion of the Winston acquisition. In accordance with SFAS No. 109, the effect of the Company's change in tax status has been recorded in the income tax provision for the year ended December 31, 1997. The accompanying financial statements reflect the provision for income taxes for the years ended December 31, 1999, 1998 and 1997. The pro forma effect of income taxes for the period from January 1, 1997 to May 7, 1997 was not significant.

                            HEAFNER TIRE GROUP, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

     The following historical income tax information summarizes the components of the Company's income tax provision (benefit) on loss from operations for the years ended December 31, 1999, 1998 and 1997 (000's):

                                                            YEAR ENDED DECEMBER 31,
                                                           -------------------------
                                                           1999      1998      1997
                                                           -----    -------    -----
Federal --
  Current provision......................................  $  --    $ 1,765    $ 252
  Deferred provision (benefit)...........................   (270)    (1,519)    (473)
                                                           -----    -------    -----
                                                            (270)       246     (221)
State --
  Current provision......................................     --        311       65
  Deferred provision (benefit)...........................    (78)      (268)     (84)
                                                           -----    -------    -----
                                                             (78)        43      (19)
                                                           -----    -------    -----
  Total provision (benefit)..............................  $(348)   $   289    $(240)
                                                           =====    =======    =====

     As discussed in Note 8, the Company incurred an extraordinary charge in May 1998 related to the early extinguishment of debt resulting in an income tax benefit of $1.5 million.

     Actual income tax expense differs from the amounts computed by applying the statutory federal income tax rate of 34% as a result of the following (000's):

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1999      1998    1997
                                                              -------   ------   -----
Income tax provision computed at the federal statutory
  rate......................................................  $(2,358)  $ (754)  $ (85)
Amortization of nondeductible goodwill......................    1,755    1,091     109
Adoption of SFAS No. 109 upon termination of S Corporation
  status....................................................       --       --    (383)
State income taxes, net of federal income tax benefit.......      (51)     277      65
Other.......................................................      306     (325)     54
                                                              -------   ------   -----
Income tax provision (benefit)..............................  $  (348)  $  289   $(240)
                                                              =======   ======   =====

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes and
(b) operating loss and tax credit carryforwards. The tax effects of the significant temporary

                            HEAFNER TIRE GROUP, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

differences which comprise deferred tax assets and liabilities at December 31, 1999 and 1998, are as follows (000's):

                                                               1999       1998
                                                              -------    -------
Deferred tax assets --
  Accrued expenses and liabilities..........................  $ 7,966    $ 7,639
  Employee benefits, including post retirement benefits.....    2,344      2,848
  Uniform capitalization....................................    1,570      1,223
  Net operating loss........................................      995         --
  AMT tax credit............................................      217         --
  Other.....................................................       --        760
                                                              -------    -------
     Gross deferred tax assets..............................   13,092     12,470
                                                              -------    -------
Deferred tax liabilities --
  Section 481 adjustments...................................     (296)      (378)
  Other.....................................................     (717)      (361)
                                                              -------    -------
     Gross deferred tax liabilities.........................   (1,013)      (739)
                                                              -------    -------
       Net deferred tax asset...............................  $12,079    $11,731
                                                              =======    =======

     The above amounts have been classified in the consolidated balance sheet as follows (000's):

                                                               1999       1998
                                                              -------    -------
Deferred tax assets --
  Current, included in other current assets.................  $ 9,353    $10,470
  Noncurrent, included in other assets......................    2,726      1,261
                                                              -------    -------
                                                              $12,079    $11,731
                                                              =======    =======

     Management believes that the realization of the deferred tax assets is more likely than not, based on the expectations that the Company will generate sufficient taxable income in future periods.

4.  REVOLVING CREDIT FACILITY:

     On May 20, 1998, the Company replaced its existing loan and security agreement with a new credit facility that provides for a senior secured revolving credit facility (the "Revolver"). The Revolver provides for borrowings in the aggregate principal amount of up to the lesser of $100.0 million or the Borrowing Base, as defined in the agreement, based on 85% of eligible accounts receivable and 65% of eligible tire inventory and 50% of all other eligible inventory (of which up to $10.0 million may be utilized in the form of letters of credit). During 1999, average borrowings under the Revolver were approximately $60.5 million. At December 31, 1999, the maximum loan amount available was $90.9 million of which $74.7 million was outstanding.

     The Revolver has a five-year term expiring in May 2003, extendable by the Company and the banks for an additional five years. Indebtedness under the new credit facility bears interest, at the Company's option, (i) at the Base Rate, as defined, plus the applicable margin or (ii) at the Eurodollar Rate, as defined, plus the applicable margin. The applicable margin for base rate loans will be 0.25% and the applicable margin for Eurodollar Rate Loans will be 1.75%, subject in each case to performance based step-downs. At December 31, borrowings outstanding under the Revolver were at a weighted average interest rate of 8.2%.

     The Revolver requires the Company to meet certain financial requirements, including minimum net worth and minimum loan availability and contains certain covenants which, among other things, restrict the ability of the Company to incur additional indebtedness; enter into guarantees; make loans and investments;

                            HEAFNER TIRE GROUP, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

make capital expenditures; declare dividends; engage in mergers, consolidations and asset sales; enter into transactions with affiliates; create liens and encumbrances; enter into sale/leaseback transactions; modify material agreements; and change the business it conducts. The Company's obligations under the Revolver are secured by all inventory and accounts receivable.

     In March 2000, the Company revised the Revolver by amending the credit facility (the "New Revolver"). The New Revolver provides for borrowings in the aggregate principal amount of up to the lessor of $200.0 million or the Borrowing Base, as defined. The terms of the New Revolver and the provisions of the Borrowing Base are identical in all material respects to the form and terms of the Revolver. The New Revolver requires the Company to meet certain financial requirements, including minimum net worth and minimum loan availability and contains certain covenants similar in all material respects to those under the Revolver. The Company's obligations under the New Revolver will be secured by all inventories and accounts receivable. The New Revolver expires March 6, 2005.

5.  LONG-TERM DEBT:

     Long-term debt consists of the following (000's):

                                                                1999       1998
                                                              --------   --------
Series D Senior Notes, interest due semiannually at 10%,
  commencing on November 15, 1999, due May 2008.............  $150,000   $     --
Series B Senior Notes, interest due semiannually at 10%,
  commencing on November 15, 1998, due May 2008.............        --    100,000
Series C Senior Notes, interest due semiannually at 10%,
  commencing on May 15, 1999, due May 2008..................        --     50,000
Other.......................................................    11,904     13,411
                                                              --------   --------
                                                               161,904    163,411
Less -- Current maturities..................................    (3,542)    (3,011)
                                                              --------   --------
                                                              $158,362   $160,400
                                                              ========   ========

     Aggregate maturities required on long-term debt at December 31, 1999, are as follows (000's):

2000........................................................  $  3,542
2001........................................................     1,932
2002........................................................     2,368
2003........................................................     2,245
2004........................................................       261
Thereafter..................................................   151,556
                                                              --------
                                                              $161,904
                                                              ========

SENIOR NOTES

     On May 20, 1998, the Company sold $100.0 million of Series A Notes due May 15, 2008, resulting in net proceeds of approximately $97.0 million. The Series A Notes had an annual coupon of 10% and were redeemable at the Company's option, in whole or in part, at any time, on or after May 15, 2003, at certain redemption prices. In addition, the Company could redeem up to 35% of the original principal amount of the Series A Notes at 110% of par with one or more public equity offerings. Interest on the Series A Notes was payable semiannually on May 15 and November 15 of each year commencing November 15, 1998.

                            HEAFNER TIRE GROUP, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

     On November 16, 1998, the $100.0 million Series A Notes were exchanged for Series B Senior Notes ("Series B Notes"). The form and terms of the Series B Notes were identical in all material respects to the form and terms of the Series A Senior Notes, except for certain transfer restrictions and registration and other rights relating to the exchange of the Series A Notes for Series B Notes. The Series B Notes evidenced the same debt as the Series A Notes and were issued under the indenture governing the Series A Notes.

     On December 8, 1998, the Company sold $50.0 million of Series C Senior Notes ("Series C Notes") due May 15, 2008, resulting in net proceeds of approximately $49.0 million. The Series C Notes had an annual coupon of 10% and were redeemable at the Company's option, in whole or in part, at any time, on or after May 15, 2003, at certain redemption prices. In addition, the Company could redeem up to 35% of the original principal amount of the Notes at 110% of par with one or more public equity offerings. Interest on the Series C Notes was payable semiannually on May 15 and November 15 of each year, commencing May 15, 1999.

     On March 31, 1999, the $100.0 million Series B Notes and the $50.0 million Series C Notes were exchanged for Series D Senior Notes ("Series D Notes"). The form and terms of the Series D Notes are identical in all material respects to the form and terms of the Series B and Series C Notes. Like the Series B Notes, the Series D Notes will be freely transferable and will not have any covenants regarding exchange and registration rights. The Series D Notes evidence the same debt as the Series B and Series C Notes and were issued under the indenture governing the Series B and Series C Notes. See Note 10 for subsidiary guarantor information.

     The Series D Senior Notes contain certain covenants that, among other things, limits the ability of the Company to incur indebtedness, make restricted payments, make certain distributions, sell assets and subsidiary stock, enter into certain affiliate transactions, sell or issue capital stock of restricted subsidiaries, incur liens, enter into sale/leaseback transactions, and engage in mergers and consolidations.

     Using a discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements, the carrying amount of the Company's debt, excluding the Series D Notes, at December 31, 1999, approximates fair value. The fair value of the Series D Notes approximated $135.0 million.

INTEREST RATE SWAP AGREEMENTS

     The Company periodically enters into interest rate swap agreements ("Swaps") to manage exposure to fluctuations in interest rates. The Swaps represent contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without exchange of the underlying notional amounts. The notional amounts of Swaps are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on the Swaps is recognized as an adjustment to interest expense. At December 31, 1999, Swaps were in place covering notional amounts of approximately $20.0 million of indebtedness expiring in October 2002, at an interest rate of 7.53%. The fair value of the Swaps is the estimated amount that the Company would pay or receive to terminate the agreement at the reporting date, taking into account current interest rates. The estimated fair value of the Swaps at December 31, 1999 is approximately $88,000 which does not necessarily reflect the potential income that would be realized on an actual settlement of the agreements.

6.  WARRANTS:

     In May 1997, the Company issued $16.0 million of 12% Senior Subordinated Debt ("Subordinated Debt") due on May 7, 2004, with interest payable quarterly. In connection with the issuance of Subordinated Debt, the Company issued detachable warrants which permit the holder to acquire up to 1,034,000 shares (13.1% on a fully diluted basis) of the Company's common stock at $.01 per share. The warrants became exercisable immediately upon issuance and expire on May 7, 2007. The warrants may be exercised in whole or

                            HEAFNER TIRE GROUP, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

in part, but in no event later than the date of an initial public offering or a sale transaction. The Company has recorded the warrants at fair value, which resulted in a discount on the Subordinated Debt in the same amount, which was being amortized over the term of the Subordinated Debt. The Subordinated Debt was paid in full with the proceeds from the Series A Senior Notes Offering. The unamortized discount at the time of repayment was written off and is included as an extraordinary charge in the accompanying statement of operations for the year ended December 31, 1998 (see Note 8).

7.  SPECIAL AND NONRECURRING CHARGES:

     In the third quarter 1999, Heafner, without admitting any fault, entered into a settlement agreement with plaintiffs in a class action lawsuit filed in 1998 on behalf of Winston store managers. The settlement has received tentative approval by the Court and is expected to be effective on or before May 30, 2000. The lawsuit alleged that Winston violated certain California wage and business practice regulations. Winston denied these allegations. As a result of this agreement, the Company recorded a pre-tax nonrecurring charge of $3.5 million in the third quarter 1999. The nonrecurring charge includes the payment of $3.0 million to the plaintiff class members and their attorneys, which payment is expected to be made as follows: (i) $1.1 payable into an interest bearing account after entry of judgment expected to be March 21, 2000 and (ii) Balance of $1.9 payable by 70 days after the entry of judgment by the Court which will be May 30, 2000. The Company has filed a claim of indemnification against the previous Winston shareholders pursuant to the original purchase agreement under which the Company acquired Winston. The indemnification provisions of the purchase agreement provide that recoveries are limited to 72% of such costs and related fees. The sellers have disputed the Company's right to indemnification. Approximately $4.6 million is held in escrow to secure all of the sellers' indemnification obligations to the Company. The Company is not able at this time to predict the outcome of this claim for indemnification and has not recorded any recovery in its financial statements.

     In the second quarter 1998, the Company recorded special charges of $1.4 million related to the restructuring of its eastern wholesale business, which was established for costs relating to the closing of selected distribution centers. As of December 31, 1999, seven warehouses have been closed. The charges include lease commitments for certain distribution centers, asset writedowns, severance and employee related costs and costs to shut down certain facilities. For the years ended December 31, 1999 and 1998, the Company charged approximately $0.7 million and $0.2 million, respectively, against these reserves.

8.  EXTRAORDINARY CHARGE:

     The Company recorded an extraordinary charge in the second quarter 1998 related to the early extinguishment of debt resulting in a noncash write-off of deferred financing fees and unamortized discount of subordinated debt of $1.7 million, net of applicable income tax benefits of $1.2 million. The Company also had prepayment penalties associated with the extinguishment of debt that resulted in a charge of $0.5 million net of applicable income tax benefits of $0.3 million.

9.  SEGMENT INFORMATION:

     The Company classifies its business interests into three fundamental segments: southeastern wholesale distribution of tires and products, western wholesale distribution of tires and products and western retail sales of tires, products and services. In 1999, the Company segregated its corporate function from the Southeastern Wholesale segment. Therefore, for 1999, corporate results are shown in the table below as a separate segment. For 1998 and 1997, corporate results could not be segregated from the results of the Southeastern Wholesale segment. The Company evaluates performance based on several factors, of which the primary financial measure is income (loss) before interest expense, income taxes, noncash amortization of intangible assets and

                            HEAFNER TIRE GROUP, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

depreciation (EBITDA). The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1).

     The operating results of the Company reflect the acquisitions of Winston effective as of May 7, 1997, CPW and ITCO effective as of May 20, 1998, California Tire effective as of January 12, 1999 and Tri Valley effective as of October 28, 1999 (000's):

                                 SOUTHEASTERN   WESTERN     WESTERN
                                  WHOLESALE      RETAIL    WHOLESALE   CORPORATE   ELIMINATIONS     TOTALS
                                 ------------   --------   ---------   ---------   ------------   ----------
1999 --
  Revenues.....................    $662,456     $163,982   $190,065    $     86     $      --     $1,016,589
  EBITDA(1)....................      29,945           21     11,290      (5,067)           --         36,189
  Segment assets...............     259,348       84,084    124,549     312,071      (320,806)       459,246
  Expenditures for segment
     assets....................       3,434        5,692      1,985         107            --         11,218
1998 --
  Revenues.....................    $478,120     $152,848   $ 85,517    $     --     $      --     $  716,485
  EBITDA(1)....................      13,690        4,877      5,666          --            --         24,233
  Segment assets...............     502,081       80,088    120,351          --      (271,699)       430,821
  Expenditures for segment
     assets....................       1,810        5,654      1,233          --            --          8,697
1997 --
  Revenues.....................    $210,781     $101,058   $     --    $     --     $      --     $  311,839
  EBITDA(1)....................       5,016        4,971         --          --            --          9,987
  Segment assets...............     125,098       71,151         --          --       (49,741)       146,508
  Expenditures for segment
     assets....................       2,941        1,967         --          --            --          4,908

---------------

(1) EBITDA represents income (loss) before interest expense, income taxes, noncash amortization of intangible assets and depreciation. For the years ended December 31, 1999 and 1998, interest expense in the consolidated statement of operations includes $0.9 million and $0.7 million, respectively, of amortization expense related to deferred transaction fees. EBITDA for the year ended December 31, 1998 excludes the effects of the extraordinary item related to the extinguishment of debt of $3.7 million and the special charge of $1.4 million. For the year ended December 31, 1999, EBITDA excludes the impact of the nonrecurring charge of $3.5 million.

10.  SUBSIDIARY GUARANTOR FINANCIAL INFORMATION:

     The Series D Notes are guaranteed on a full, unconditional and joint and several basis by all of the Company's direct subsidiaries, each of which is wholly owned. The combined summarized information of these subsidiaries is as follows (000's):

                                                             AS OF AND FOR    AS OF AND FOR
                                                               THE YEAR         THE YEAR
                                                                 ENDED            ENDED
                                                             DECEMBER 31,     DECEMBER 31,
                                                                 1999             1998
                                                             -------------    -------------
Current assets.............................................    $104,036         $ 82,660
Noncurrent assets..........................................     104,597           94,127
Current liabilities........................................      61,140           59,262
Noncurrent liabilities.....................................       5,850            7,999
Net sales..................................................     354,047          238,365
Gross margin...............................................     115,740           87,474
Net loss...................................................      (3,916)          (2,784)

                            HEAFNER TIRE GROUP, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

     The above information excludes $53.3 and $24.6 million of net intercompany payable and $55.9 and $30.3 million of intercompany sales of the Company's subsidiary guarantors as of and for the years ended December 31, 1999 and 1998, respectively. In the preparation of the Company's consolidated financial statements, all intercompany accounts are eliminated.

11.  EMPLOYEE BENEFITS:

401(k) PLANS

     The Company maintains a qualified profit-sharing and 401(k) plan for eligible employees. There is a separate benefits formula for employees of the Southeastern Wholesale and Corporate segments and a separate benefits formula for employees of the Western Wholesale and Western Retail segments. All accounts are funded based on employee contributions to the plans, with the limits of such contributions determined by the Board of Directors. The plan for the Southeastern Wholesale and Corporate segments matches 50% of the participant's contributions up to 6% of their compensation. The plan for the Western Wholesale and Western Retail segments match 50% of the first 2% of participant contributions and 6% of the remaining contribution up to a total of 6% of their compensation. Heafner's plan also provides for contributions in such amounts as the Board of Directors may annually determine for the profit-sharing portion of the plan. The amount charged to expense during the years ended December 31, 1999, 1998 and 1997, was $0.9 million, $0.5 million and $0.4 million, respectively.

STOCK OPTION PLANS

     In 1997, the Company adopted a Stock Option Plan (the "1997 Plan") in order to attract and retain key employees of the Company. The 1997 Plan authorized the issuance of up to 265,000 shares of voting common stock to be issued to officers and key employees under terms and conditions to be set by the Company's Board of Directors. During 1997, 256,000 options were granted to various members of management at a fair value price of $1.10 per share, as determined by an independent appraisal. In the third quarter of 1998, the 1997 Plan was amended to authorize the issuance of an additional 262,500 shares, for a total of 527,500 shares, of voting common stock to be issued under the plan. In 1998, 283,400 options were granted to various members of management at a fair value price of $7.48 per share, as determined by an independent appraisal. In 1999, 300 options were granted to a member of management at a fair value price of $7.48 per share. All options expire 10 years from the date of grant. In connection with the Charlesbank purchase (see Note 14), which constituted a change in control under the 1997 stock option plan, all outstanding options became fully vested. Through December 31, 1999, 24,250 options had been exercised under the 1997 Plan.

     In the second quarter of 1999, the Company adopted the 1999 Stock Option Plan (the "1999 Plan") in order to attract and retain employees (including officers), directors and independent contractors of the Company. The 1999 Plan authorizes the issuance of up to 1,050,000 shares of voting common stock to be issued to employees (including officers), directors and independent contractors of the Company under terms and conditions to be set by the Company's Board of Directors. In November 1999, the Board approved an additional 53,550 options to be available for grant, which includes all remaining available options under the 1997 Plan. In May 1999, the Company granted 500,000 options to various members of management at a fair value price of $9.00 per share, as determined by independent appraisal. The options are divided into three tiers that vest over varying periods of time or upon the occurrence of certain events. In November 1999, the Company granted 145,800 options to various members of management at a fair value price of $9.00 per share. These options generally vest over 4 years from the date of grant. All options expire 10 years from the date of grant. Under the 1999 Plan, 22,727 options vested; however, no options were exercised as of December 31, 1999.

                            HEAFNER TIRE GROUP, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

     Stock option activity under the plans is as follows:

                                                                           WEIGHTED
                                                                           AVERAGE
                                                               NUMBER      EXERCISE
                                                              OF SHARES     PRICE
                                                              ---------    --------
Outstanding at December 31, 1996............................          0     $   0
  Granted...................................................    256,000      1.10
  Exercised.................................................          0         0
  Forfeited.................................................          0         0
                                                              ---------     -----
Outstanding at December 31, 1997............................    256,000      1.10
  Granted...................................................    283,400      7.48
  Exercised.................................................          0         0
  Forfeited.................................................    (45,750)     1.10
                                                              ---------     -----
Outstanding at December 31, 1998 (24,000 exercisable).......    493,650      4.76
  Granted...................................................    646,100      9.00
  Exercised.................................................    (24,250)     2.42
  Forfeited.................................................    (11,500)     1.10
  Cancelled.................................................     (4,000)     7.48
                                                              ---------     -----
Outstanding at December 31, 1999 (476,927 exercisable)......  1,100,000     $7.33
                                                              =========     =====

     The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and its related interpretations. Pursuant to APB No. 25, compensation expense is recognized for financial reporting purposes using the intrinsic value method when it becomes probable that the options will be exercisable. The amount of compensation expense to be recognized is determined by the excess of the fair value of common stock over the exercise price of the related option at the measurement date and accordingly, no compensation expense has been recorded in the consolidated statements of operations as a result of the stock option plans.

     SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), establishes an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. The Company has elected not to adopt SFAS No. 123 for expense recognition purposes, but is required to provide certain pro forma disclosures. The following information is presented as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123 (000's):

                                                            1999       1998      1997
                                                           -------    -------    ----
Net loss.................................................  $(6,588)   $(4,724)   $(14)
Pro forma................................................   (7,899)    (4,873)    (42)

     The weighted average fair value of options granted during 1999, 1998 and 1997 estimated on the date of grant using the Black-Scholes option pricing model was $5.11, $4.68 and $.58, respectively. The fair value of options granted in 1999, 1998 and 1997 were determined using the following assumptions: a risk-free interest rate of 5.65%, 4.69% and 6.42%, respectively, no dividend yield, expected life of 10 years which equals the lives of the grants, and no expected volatility.

                            HEAFNER TIRE GROUP, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

     The following is summary information about the Company's stock options outstanding at December 31, 1999:

                                          WEIGHTED     WEIGHTED                    WEIGHTED
                       OUTSTANDING AT     AVERAGE      AVERAGE    EXERCISABLE AT   AVERAGE
           EXERCISE     DECEMBER 31,     REMAINING     EXERCISE    DECEMBER 31,    EXERCISE
            PRICE           1999        TERM (YEARS)    PRICE          1999         PRICE
          ----------   --------------   ------------   --------   --------------   --------
          $     1.10       179,500          7.42        $1.10        179,500        $1.10
                7.48       274,700          8.73         7.48        274,700         7.48
                9.00       645,800          9.51         9.00         22,727         9.00
          ----------     ---------          ----        -----        -------        -----
          $1.10-9.00     1,100,000          8.97        $7.33        476,927        $5.15
          ==========     =========          ====        =====        =======        =====

DEFERRED COMPENSATION PLAN

     In 1999, the Company established a deferred compensation plan for its top executives and divisional employees covered by the executive bonus plan to encourage each participant to promote the long-term interests of Heafner. Each participant is allowed to defer portions of their annual salary as well as bonuses received into the plan. In addition to employee deferrals, the Company makes contributions on behalf of its top executives and certain of the divisional employees in varying amounts. The plan provides that an employee who becomes a participant on or before November 23, 1998, shall be fully vested in all amounts credited to such participant's account. Those who become a participant after November 23, 1998 shall be at all times fully vested in elective deferrals into such participant's account and, as to contributions made by Heafner, shall vest at a rate of twenty percent (20%) per year as long as such participant is an employee on January 1 of each year. The deferred compensation plan may be altered and amended by Heafner's Board of Directors.

12.  COMMITMENTS AND CONTINGENCIES:

LEASES

     The Company leases land, buildings, equipment and vehicles under various operating leases which expire between 2000 and 2019. The Company also has obligations totaling $0.7 million related to properties which have been subleased.

     Future minimum lease commitments at December 31, 1999 (excluding subleased properties) are as follows (000's):

2000........................................................    $ 27,511
2001........................................................      23,036
2002........................................................      18,995
2003........................................................      15,932
2004........................................................      12,201
Thereafter..................................................      37,016
                                                                --------
                                                                $134,691
                                                                ========

     Rent expense under these operating leases was $26.3 million in 1999, $19.6 million in 1998 and $9.0 million in 1997. Obligations under capital leases are not significant.

PURCHASE COMMITMENTS

     In May 1997, the Company entered into a purchase agreement with a supplier (the "Tire Supply Agreement" -- see Note 13) which expires May 2007. Under the terms of the agreement, the Company has

                            HEAFNER TIRE GROUP, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

agreed to purchase all requirements of its "Winston" brand tires at a negotiated price specified in the agreement.

LEGAL PROCEEDINGS

     In the third quarter 1999, the Company, without admitting any fault, entered into a settlement agreement with plaintiffs in a class action lawsuit filed in 1998 on behalf of Winston store managers. See Note 7 for further discussion.

     The agreements related to the acquisition of CPW, including employment agreements, contained various provisions, which required the Company to make certain calculations regarding results of operations (as defined therein) and make payments based on certain formulas. The parties mediated the various issues involved in these matters on January 20, 2000, and resolved all issues except for one. The Company does not believe that the amounts involved in this issue are significant to the financial condition of the Company. The parties have agreed to binding arbitration before a single accountant arbitrator to resolve the remaining issue.

     In addition to the aforementioned contingencies, the Company is also involved in various other proceedings incidental to the ordinary course of its business. The Company believes that none of these other proceedings will have a material adverse effect on its business or financial condition.

13.  REDEEMABLE PREFERRED STOCK:

     On May 2, 1997, the Company issued 11,500 shares of preferred stock with par value of $.01 per share to a supplier (the "Supplier"). Of the 11,500 shares, 7,000 shares are designated Series A Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock") and 4,500 shares are designated Series B Cumulative Redeemable Preferred Stock (the "Series B Preferred Stock").

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

SERIES A PREFERRED STOCK

     The stated value of Series A Preferred Stock is $1,000 per share. Holders of Series A Preferred Stock are entitled to receive, when and if declared by the Board of Directors, cumulative cash dividends at an annual rate of 4%, subject to adjustment based on the volume of purchases from the Supplier. Additional dividends will accrue, when and if declared by the Board of Directors, and are payable on the last business day of January, beginning in 1999. For the years ended December 31, 1999, 1998 and 1997, the Company declared a dividend based on a 4% rate. These amounts are included in interest expense in the accompanying consolidated statements of operations. The Series A Preferred Stock will be redeemed by the Company, beginning on the last business day of December 2002 and on the last business day of each June and December thereafter, through June 2007.

SERIES B PREFERRED STOCK

     The stated value of Series B Preferred Stock is initially $1,000 per share, to be adjusted based on tire purchase credits as determined by the number of units purchased under the Tire Supply Agreement (see

                            HEAFNER TIRE GROUP, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

Note 12). Dividends on Series B Preferred Stock are payable, when and if declared by the Board of Directors, at the prime rate if the Company does not meet certain tire purchase requirements. The remaining value of Series B Preferred Stock shall be redeemed by the Company on the last business day of June 2007 at a price equal to the adjusted stated value plus all accrued and unpaid dividends. During 1999, based on the Company's purchases, the stated value of the Series B Preferred Stock was reduced by $0.3 million.

14.  COMMON STOCK:

CHANGE OF CONTROL

     On May 24, 1999, Charlesbank Equity Fund IV, Limited Partnership, a Massachusetts limited partnership, purchased approximately 97.8% of the Company's issued and outstanding shares of Class A common stock and approximately 96.8% of its issued and outstanding shares of Class B common stock for a purchase price of approximately $44.7 million. Approximately $1.7 million in fees related to this transaction has been reflected as a charge to retained earnings in the accompanying financial statements.

CLASS A AND CLASS B COMMON STOCK

     On May 12, 1998, the Company's Board of Directors amended their Articles of Incorporation to create two classes of common stock. At December 31, 1998, the Company has authorized for issuance 10,000,000 shares that have been designated Class A Common Stock ("Class A") and 20,000,000 shares that have been designated Class B Common Stock ("Class B").

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

     In August 1999, the Board of Directors resolved that the Company is authorized to offer all holders of Class B common stock the opportunity to exchange their shares for a like number of shares of Class A common stock. As of December 31, 1999, all Class B shares have been exchanged for Class A shares.

RESTRICTED STOCK

     The Company has given designated employees, officers, directors and independent contractors of Heafner the opportunity to acquire restricted shares of Class A common stock. Heafner's board of directors administers the restricted stock arrangements, selects eligible participants, determines the number of shares to be offered to each participant and sets other applicable terms and conditions. As of December 31, 1999, directors and executives of Heafner owned a total of 280,000 restricted shares of Class A common stock.

     Shares of restricted stock are issued by the Company at the fair market value at the date of issuance. Some or all of the purchase price may be paid in the form of a promissory note given by the purchaser of the shares. In some cases, the principal of the notes is forgiven over time by the Company depending upon the attainment of certain earnings targets. All shares of restricted stock are subject to the terms and conditions of a securities purchase and stockholders' agreement entered into by each recipient.

                            HEAFNER TIRE GROUP, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

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

                 NAME                    AGE                  POSITION
                 ----                    ---                  --------
William H. Gaither.....................  44    Chairman
Donald C. Roof.........................  48    President, Chief Executive Officer and
                                               Director
David H. Taylor........................  44    Senior Vice President, Chief Financial
                                               Officer and Treasurer
J. Michael Gaither.....................  47    Executive Vice President, General
                                               Counsel and Secretary
Daniel K. Brown........................  46    Senior Vice President/Sales and
                                               Marketing
Richard P. Johnson.....................  52    President, Heafner-ITCO Division
P. Douglas Roberts.....................  52    President, Winston Tires
Ray C. Barney..........................  45    President, CPW
Joseph P. Donlan.......................  53    Director
Kim G. Davis...........................  46    Director
Tim R. Palmer..........................  42    Director
Mark A. Rosen..........................  49    Director
Jon M. Biotti..........................  31    Director

     William H. Gaither -- Chairman. Mr. Gaither joined Heafner in 1978 as a management trainee, subsequently serving as an Assistant Manager in various locations. In 1986, Mr. Gaither was named Executive Vice President, a position he held until 1989. He served as President of Heafner from 1989 to 1999. Mr. Gaither also served as the Chief Executive Officer of Heafner from 1996 to 1999 and has been a Director of Heafner since 1986. Mr. Gaither became Chairman of Heafner in 1999. He holds a B.A. from Davidson College.

     Donald C. Roof -- President, Chief Executive Officer and Director. Mr. Roof became President, Chief Executive Officer and a Director of Heafner in May 1999, and prior to that time had served as Heafner's Senior Vice President, Chief Financial Officer and Treasurer since April 1997. Prior to that time, from 1987 to November 1996, he served in a variety of positions with Yale International/Spreckels Industries, a global industrial manufacturing and food processing company. From 1994 to 1996, Mr. Roof was Senior Vice President and Chief Financial Officer of Yale International/Spreckels Industries. He received his B.B.A. from Eastern Michigan University.

     David H. Taylor -- Senior Vice President, Chief Financial Officer and Treasurer. Mr. Taylor joined Heafner in 1999. Prior to that time, from 1988 to 1998, he held various financial positions at JPS Textile Group, Inc., a diversified textile manufacturer, serving as its Executive Vice President - Finance and Chief Financial Officer from 1991 to 1998. Mr. Taylor holds a B.A. from Furman University.

     J. Michael Gaither -- Executive Vice President, General Counsel and Secretary. Mr. Gaither became Executive Vice President in May 1999, and prior to that time served as Heafner's Senior Vice President, General Counsel and Secretary since joining Heafner in 1991. Prior to that time, he was a lawyer in private practice for several years. He holds a B.A. from Duke University and received his J.D. from the University of North Carolina-Chapel Hill. Mr. Gaither also serves on the board of directors of Ridgeview, Inc.

     Daniel K. Brown -- Senior Vice President/Sales and Marketing. Mr. Brown joined Heafner in 1975 and held various field sales assignments before becoming Marketing Manager in 1979. He advanced to Director of Marketing and to Vice President of Marketing during the 1980's and was named Vice President of Sales and Marketing in 1991 assuming responsibility for distribution center operations. In 1997 he was named Senior Vice President of Sales and Marketing with responsibility for vendor relations and program negotiations as well as the sales and marketing activities for Heafner. Mr. Brown holds a B.A., cum laude, from Western Carolina University.

     Richard P. Johnson -- President, Heafner-ITCO. Mr. Johnson joined ITCO as President and Chief Operating Officer in February 1997. He served as Senior Vice President of Albert Fisher Distribution from 1991 to 1994, and as its President and Chief Operating Officer from 1994 to 1996. Prior to that time, Mr. Johnson held a variety of management positions with Leprino Foods, Sargento Cheese and Kraft Foods. He holds an A.A. from Palm Beach College.

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

     Ray C. Barney -- President, CPW. Mr. Barney joined the Heafner Tire Group at the time when CPW was acquired by Heafner in May 1998. At that time Mr. Barney served as Chief Operating Officer for CPW. On November 1, 1999, Mr. Barney was named as President of the CPW division. Mr. Barney has been with the CPW organization since 1991. Prior to that Mr. Barney had spent 14 years with the BFGoodrich Company with various positions in Sales and Sales Management. He holds a B.A. degree from the Business School at the University of Illinois.

     Joseph P. Donlan -- Director. Mr. Donlan has been a Director since May 1997. He is Managing Director of Brown Brothers Harriman & Co. and Co-Manager of its 1818 Mezzanine Fund, Mr. Donlan joined Brown Brothers Harriman & Co. in 1970 in the firm's Trade Finance Group. Prior to organizing the 1818 Mezzanine Fund, Mr. Donlan managed Brown Brothers Harriman & Co.'s New York commercial banking activities. Previously, Mr. Donlan served as the firm's Senior Credit Officer and became a member of the firm's Credit Committee on which he continues to serve. He is a graduate of Georgetown University and received an M.B.A. from Rutgers University. Mr. Donlan also serves on the board of directors of National Auto Finance Company, Inc., One Call Medical, Inc. and System One Services.

     Kim G. Davis -- Director. Mr. Davis has been a Director since May 1999. He is a Managing Director and co-founder of Charlesbank Capital Partners, LLC and serves as a director of Bell Sports, Inc. and Westinghouse Air Brake Company. Prior to July 1998, Mr. Davis was a Managing Director of Charlesbank's predecessor firm, Harvard Private Capital Group, Inc., the private equity and real estate investment unit of Harvard Management Company. From 1995 through 1997, Mr. Davis was engaged in personal investing activities. From 1988 through 1994 he was a General Partner at Kohlberg & Co. Mr. Davis holds both B.A. and M.B.A. degrees from Harvard University.

     Tim R. Palmer -- Director. Mr. Palmer has been a Director since May 1999. He is a Managing Director and co-founder of Charlesbank Capital Partners, LLC. From 1990 through June 1998, Mr. Palmer was a Managing Director of Harvard Private Capital Group, Inc. Mr. Palmer serves as a director of Bell Sports, Inc. and The WMF Group Ltd. Previously, he was Manager, Business Development at The Field Corporation, a privately held investment company. Mr. Palmer holds a B.A. from Purdue University, a J.D. from the University of Virginia and an M.B.A. from the University of Chicago.

     Mark A. Rosen -- Director. Mr. Rosen has been a Director since May 1999. He is a Managing Director and co-founder of Charlesbank Capital Partners, LLC. From 1994 through June 1998, Mr. Rosen was a Managing Director of Harvard Private Capital Group, Inc. Mr. Rosen serves as a director of CCC Information Services Group, Inc. Previously, Mr. Rosen was a Principal of The Conifer Group, a strategy consulting firm, President of Morningside/North America Limited, a private investment company, and a Senior Partner in the law firm of Hale and Dorr. Mr. Rosen earned a B.A., magna cum laude, from Amherst College, and holds a J.D. from Yale University.

     Jon M. Biotti -- Director. Mr. Biotti has been a Director since May 1999. He is a Senior Associate at Charlesbank Capital Partners, LLC. Prior to joining Charlesbank in July 1998, Mr. Biotti pursued postgraduate research studies in principal investing and entrepreneurship as an Entrepreneurial Studies Research Fellow at the Harvard Graduate School of Business Administration. Previously, he was affiliated with Brown Brothers Harriman & Co., the Walt Disney Company and Wasserstein Perella & Co. Mr. Biotti holds a B.A. from Harvard University, an M.P.A. from the Kennedy School & Government, and an M.B.A. with distinction from Harvard University.

ITEM 11.  EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

     The following table contains information concerning the compensation for services in all capacities to Heafner for the years ended December 31, 1999, 1998 and 1997 of the following "Named Executive Officers," who are those persons who (a) served during the fiscal year ended December 31, 1999 as the Chief Executive Officer of Heafner, (b) were, at December 31, 1999, the other four most highly compensated executive officers of Heafner who earned more than $100,000 in salary and bonus in 1999 and (c) one person for whom disclosure would have been provided as among the most highly compensated executive officers but for the fact that he was not serving as an executive officer as December 31, 1999.

                                                                                 LONG-TERM
                                                                                COMPENSATION
                                                  ANNUAL COMPENSATION           ------------
                                          -----------------------------------    SECURITIES
                                FISCAL                           OTHER ANNUAL    UNDERLYING     ALL OTHER
                                 YEAR      SALARY       BONUS    COMPENSATION   OPTIONS/SARS   COMPENSATION
 NAME AND PRINCIPAL POSITION    ENDED        ($)         ($)        ($)(A)         (#)(B)          ($)
 ---------------------------   --------   ---------    -------   ------------   ------------   ------------
Donald C. Roof...............  12/31/99     334,588    135,372      50,500        200,000              --
  President, Chief Executive   12/31/98     231,840    122,688      25,500         15,000              --
  Officer                      12/31/97     161,253(e)  60,000      25,000         25,000              --
William H. Gaither...........  12/31/99     221,254         --          --             --              --
  Chairman                     12/31/98     342,684    109,912      26,000             --          71,436(c)
                               12/31/97     318,000     49,000      25,000         62,500          41,741(c)
J. Michael Gaither...........  12/31/99     236,885     71,882      41,153         75,000              --
  Executive Vice President,    12/31/98     213,924    113,174      15,500         15,000              --
  General Counsel and          12/31/97     191,883     60,000      15,000         25,000              --
  Secretary
Daniel K. Brown..............  12/31/99     202,085     61,322     113,909         75,000              --
  Senior Vice President/       12/31/98     182,490     96,571      15,500         15,000              --
  Sales and Marketing          12/31/97     164,499     51,000      15,000         25,000          24,935(d)
P. Douglas Roberts...........  12/31/99     229,992     34,897      15,500         75,000              --
  President, Winston Tires     12/31/98      31,944(f)      --          --         25,000              --
                               12/31/97          --         --          --             --              --
Richard P. Johnson...........  12/31/99     280,166    121,780      15,500         75,000              --
  President, Heafner-ITCO      12/31/98     125,004(g)  42,512          --         25,000          37,131(h)
                               12/31/97          --         --          --             --              --
Arthur C. Soares.............  12/31/99     207,926(i) 640,008          --             --              --
  Former President, CPW        12/31/98     129,810(i) 199,399          --             --              --
                               12/31/97          --         --          --             --              --

---------------

(a) This column includes nothing for perquisites and other personal benefits because in no case did the aggregate amount of perquisites and other personal benefits exceed the reporting threshold (the lesser of $50,000 or 10% of total annual salary and bonus), but includes amounts for the annual contribution for deferred compensation for such Named Executive Officer for the year.
(b) This column includes stock options granted in 1997, 1998 and 1999 under Heafner's stock option plans, which is discussed below under "-- Stock Option Plans." All options granted in 1997 and 1998 are vested and 19,480 of the options granted in 1999 vested as of December 31, 1999. The remaining options vest as described in "-- Stock Option Plans," below.
(c) Consists of certain board-designated discretionary compensation paid in 1998.
(d) Consists of taxable amounts reported in connection with vendor-sponsored trips.
(e) Mr. Roof joined Heafner in April 1997. Salary represents payments to Mr. Roof during the period of his employment in 1997. On an annualized basis, Mr. Roof's salary for 1997 would have been $215,000.
(f) Mr. Roberts joined Heafner in November 1998. Salary represents payments to Mr. Roberts during the period of his employment in 1998. On an annualized basis, Mr. Robert's salary for 1998 would have been $230,000.

(g) Mr. Johnson joined Heafner in May 1998 when Heafner acquired ITCO. Salary represents payments to Mr. Johnson during the period of his employment in 1998. On an annualized basis, Mr. Johnson's salary for 1998 would have been $250,000.
(h) Consists of taxable amounts reported in connection with reimbursement of relocation costs.
(i) Mr. Soares was the President and Chief Operating Officer of CPW, which was acquired by Heafner in May 1998. He resigned in October 1999. Salary for 1999 and 1998 represents payments to Mr. Soares during the period of his employment. On an annualized basis, Mr. Soares' salary would have been $268,704 and $259,600 for 1999 and 1998, respectively.

OPTION/SAR GRANTS IN 1999

     No stock appreciation rights were granted during 1999. The following table contains information concerning the grant of stock options to each of the Named Executive Officers during 1999:

                                              INDIVIDUAL GRANTS
                               -----------------------------------------------
                                            PERCENT OF
                                              TOTAL
                                             OPTIONS                             POTENTIAL REALIZABLE VALUE AT
                               NUMBER OF     GRANTED                                ASSUMED ANNUAL RATES OF
                               SECURITIES       TO       EXERCISE                STOCK PRICE APPRECIATION FOR
                               UNDERLYING   EMPLOYEES    OR BASE                        OPTION TERM(b)
                                OPTIONS     IN FISCAL     PRICE     EXPIRATION   -----------------------------
NAME                           GRANTED(a)      YEAR       ($/SH)       DATE          5%($)          10%($)
----                           ----------   ----------   --------   ----------   -------------   -------------
Donald C. Roof..............    200,000        31.0%      $9.00      5/24/09      $1,132,010      $2,868,736
William H. Gaither..........         --          --          --           --              --              --
J. Michael Gaither..........     75,000        11.6        9.00      5/24/09         424,504       1,075,776
Daniel K. Brown.............     75,000        11.6        9.00      5/24/09         424,504       1,075,776
P. Douglas Roberts..........     75,000        11.6        9.00      5/24/09         424,504       1,075,776
Richard P. Johnson..........     75,000        11.6        9.00      5/24/09         424,504       1,075,776
Arthur C. Soares............         --          --          --           --              --              --

---------------

(a) The securities underlying the options, which were granted under the stock option plan, are shares of Class A common stock. Under the stock option plan, 19,480 of the options granted to each of the Named Executive Officers vested as of December 31, 1999. The options vest as described in "-- Stock Option Plan," below.
(b) The potential realizable value columns illustrate the value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compound rates of appreciation of the Class A common stock over the term of the options. These amounts represent certain assumed rates of appreciation only, assuming a fair market value on the date of grant of $9.00 per share. Because the Class A common stock is privately held, a per-share fair market value on the date of grant of the options equal to $9.00 was assumed based on a stock appraisal as of May 1999. Actual gains on the exercise of the options are dependent on the future performance of the Class A common stock. The potential values reflected in this table may not be the actual values ultimately realized. All amounts have been rounded to the nearest whole dollar.

     No options to purchase common stock were exercised by the Named Executive Officers during the 12 months ended December 31, 1999.

STOCK OPTION PLANS

     Heafner has adopted two stock option plans, the Amended and Restated 1997 Stock Option Plan and the 1999 Stock Option Plan, both of which are designed to motivate designated employees, officers, directors and independent contractors of Heafner by encouraging them to acquire a proprietary interest in Heafner. Heafner's board of directors, acting through a "plan committee" of at least two members of the board, administers the stock option plans, selects eligible participants, determines the number of shares subject to each option granted under the stock option plans and sets other terms and conditions applicable to participants in the stock option plans. The maximum aggregate number of shares which may be issued under the stock option plans is 1,557,750 shares of Class A common stock.

     The stock option plans provide for the grant to designated employees, officers, directors and independent contractors of Heafner of options to purchase shares of Class A common stock. The plan committee has sole authority to select those individuals to whom options may be granted and to determine the number of shares of Class A common stock that will be issuable upon exercise of the options granted. The purchase price for shares of Class A common stock issuable upon exercise of the options granted is fixed by the plan committee, but cannot be less than the fair market value of the Class A common stock, as determined in good faith by Heafner's board of directors, if the corresponding option is intended to qualify as an incentive stock option under the Internal Revenue Code. As of December 31, 1999, options to purchase an aggregate of 1,100,000 shares of Class A common stock, at prices ranging from $1.10 to $9.00 per share, were outstanding under the stock option plans.

     All options granted under the stock option plans are subject to the terms and conditions of a stock option agreement entered into by each option recipient. The stock option agreement generally requires each recipient to be bound by the terms of a stockholder agreement with Heafner in the event the recipient elects to exercise options. Options granted under the 1997 stock option plan generally vest on the first four anniversaries of the date of grant, in installments of either (a) 10%, 20%, 30% and 40% or (b) 20%, 20%, 20% and 40%, of the total number of underlying shares. Options granted under the 1999 stock option plan generally vest based on time, performance or the occurrence of specified events, such as an initial public offering or company sale. Time based options vest on the first four anniversaries of the date of grant in installments of 25% per year. Performance based options vest at the end of each year based on the achievement of EBITDA targets for the year. Options that vest on the basis of events such as an initial public offering or company sale do so only to the extent that Charlesbank has earned a specified return on its initial investment in shares of Heafner. All time based and performance based options vest in any event on the seventh anniversary of the date of grant. Options granted under the stock option plans are generally not transferable by the recipient other than by a will or by the laws of descent and distribution and, during the recipient's lifetime, may only be exercised by the recipient. Under the terms of the stock option plans, options expire no later than the tenth anniversary of the date of grant. Options are also subject to adjustment to avoid dilution in the event of stock splits, stock dividends, reclassifications or other similar changes in the capital structure of Heafner.

     Upon the termination of an option holder's employment the stock option agreement typically provides that all or a portion of the option lapses unless exercised by the option holder or his or her personal representative within a specified period of time after the termination.

     In connection with the Charlesbank purchase, which constituted a "change of control" under the 1997 stock option plan, all outstanding options under the 1997 option plan became fully vested and are currently exercisable by the option holders.

     Under the 1999 stock option plan, each of the following events would constitute a "change of control":

     - at any time after an initial public offering, a person or entity not controlled by Heafner's existing stockholders acquires more than 30% of the combined voting power of the then outstanding shares of Heafner's common stock,

     - all or substantially all of the assets of Heafner are sold,

     - the majority of Heafner's board of directors no longer comprises persons currently serving on the board or persons designated by the current board majority,

     - at any time prior to an initial public offering, Charlesbank and its affiliates collectively own less than 50% of the combined voting power of the then outstanding shares of common stock of Heafner,

     - the adoption of a plan relating to the liquidation or dissolution of Heafner in connection with an equity investment or sale or a business combination transaction, or

     - any other event or transaction that the Board of Heafner deems to be a Change of Control.

     Options outstanding under the stock option plans will become fully vested and immediately exercisable upon any change of control to the extent provided in the relevant stock option agreements.

RESTRICTED STOCK

     Heafner has given designated employees, officers, directors and independent contractors of Heafner the opportunity to acquire restricted shares of Class A common stock. Heafner's board of directors administers the restricted stock arrangements, selects eligible participants, determines the number of shares to be offered to each participant and sets other applicable terms and conditions. As of December 31, 1999, directors and executives of Heafner owned a total of 280,000 restricted shares of Class A common stock.

     Shares of restricted stock are issued by Heafner at the fair market value at the date of issuance. Some or all of the purchase price may be paid in the form of a promissory note given by the purchaser of the shares. In some cases, the principal of the notes is forgiven over time by Heafner depending upon the attainment of certain earnings targets.

     All shares of restricted stock are subject to the terms and conditions of a securities purchase and stockholders' agreement (the "restricted stock agreement") entered into by each option recipient. The restricted stock agreement prohibits the transfer of restricted shares except for transfers:

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

     Heafner has the right to repurchase all of a participating stockholder's shares upon the termination of that stockholder's employment by Heafner due to cause or by the stockholder other than for good reason (each as defined in the restricted stock agreement) or the death of the participating stockholder. A participating stockholder may require Heafner to repurchase all of such stockholder's shares if that stockholder is terminated by Heafner without cause or terminates his or her employment for good reason (as defined in the restricted stock agreement). The repurchase price for shares of stock subject to the restricted stock agreement is generally their original purchase price or a price derived from Heafner's "Net Equity Value" (as defined in the restricted stock agreement) at the time of repurchase, whichever is lower, in the case where a stockholder is terminated for certain specified cause events or violates his or her confidentiality or non-compete obligations, or whichever is higher, in all other cases, except that the repurchase price is the original purchase price where a stockholder leaves without good reason within 24 months after the date the shares were acquired or is terminated for other cause events. Under the restricted stock agreements entered into in May 1999, the repurchase rights described in this paragraph are exercisable by Charlesbank and other principal stockholders to the extent not exercised by Heafner. The restricted stock agreements terminate on the earlier to occur of a public offering that meets specified conditions and the tenth anniversary of the date of the agreement.

COMPENSATION OF DIRECTORS

     During the year ended December 31, 1999, directors who were not members of the Gaither family, nominees of The 1818 Mezzanine Fund, L.P. or Wingate Partners II, L.P. or Charlesbank Capital were paid a fee of $2,500 for each board meeting attended.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 1999, William H. Gaither, Donald C. Roof, and J. Michael Gaither served on an executive committee of Heafner which reviewed and recommended executive compensation for the Named Executive

Officers and other executives of Heafner. All compensation recommendations of the executive committee were reviewed by and subject to the approval of the full board of directors of Heafner.

BOARD REPORT ON EXECUTIVE COMPENSATION

     The executive committee, at the direction of the board of directors of Heafner, recommends the compensation of the Named Executive Officers and other executives of Heafner. In addition, the executive committee administers Heafner's compensation and stock option plans.

     The key components of the compensation packages of Heafner's executive officers are annual salary, bonuses dependent upon Heafner's performance, and long-term, stock-based incentives. In addition, Heafner's executive officers receive health, accident, and life insurance, retirement, and other personal benefits typically offered to executives by other corporations equivalent in size.

     Historically, Heafner has entered into executive severance agreements with its senior executive officers which fix their minimum annual salaries and bonuses. The compensation philosophy of Heafner's board of directors is that the compensation of Heafner's executives and key managers should be designed to promote achievement of Heafner's business and financial objectives; to provide pay that is externally competitive and internally equitable, which will allow Heafner to attract, retain, and motivate the executives and key managers necessary to accomplish its business objectives; and to reward exceptional performance. The executive committee reviews the salaries provided for in the employment agreements with its senior executive officers, as well as the salaries of Heafner's other officers, once a year, and recommends changes to the board of directors.

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

                                                  THE BOARD OF DIRECTORS
                                                    William H. Gaither
                                                      Donald C. Roof
                                                     Joseph P. Donlan
                                                       Kim G. Davis
                                                      Tim R. Palmer
                                                      Mark A. Rosen
                                                      Jon M. Biotti

INDEMNIFICATION OF OFFICERS AND DIRECTORS

     Heafner's articles of incorporation provide for the release of any person serving as a director of Heafner from liability to Heafner or its stockholders for damages for breach of fiduciary duty and for the indemnification by Heafner of any person serving as a director, officer, employee or agent or other authorized person to the fullest extent permissible under the North Carolina Business Corporation Act. In addition, Heafner has purchased a directors' and officers' insurance policy covering officers and directors of Heafner for liabilities that they may incur as a result of any action, or failure to act, by such officers and directors in their capacity as officers and directors.

EMPLOYMENT AND SEVERANCE AGREEMENTS

     Heafner has entered into executive severance agreements with each of Messrs. Roof, Taylor, J. Michael Gaither, Brown, Johnson, Barney and Roberts, providing for annual base salaries of approximately $400,000, $234,000, $246,000, $230,000, $275,000, $230,000 and $250,000, respectively, for the current year. Heafner also pays William H. Gaither an annual fee of $125,000 for serving as Chairman of the Board under a consulting agreement that terminates in May 2002.

     The agreements with Messrs. J. Michael Gaither, Brown, Johnson and Roberts provide for additional compensation in the form of a minimum annual bonus through 2001, participation in Heafner's executive bonus plan and participation in Heafner's deferred compensation program. The agreements with Messrs. Roof and Taylor provide for participation in Heafner's executive bonus plan and deferred compensation program but no minimum annual bonus.

     The severance agreements may be terminated at any time by Heafner or the employee. Upon termination of employment for any reason, the employee is entitled to receive a basic termination payment equal to (a) his base salary earned through the date of termination, (b) the previous year's bonus if the termination is after December 31 and before bonus has been awarded and (c) the fixed bonus, if any, payable under the agreement prorated through the date of termination. If the employee is terminated by Heafner without cause or if the employee leaves for good reason (each as defined in his severance agreement), he is entitled to an additional severance payment based on a multiple of his base salary and plan bonus. The multiple used for determining the additional severance payment is increased if termination occurs in connection with a change of control of Heafner (as defined in his severance agreement).

     The severance agreements each contain confidentiality and non-compete provisions.

     In conjunction with the CPW acquisition, Heafner entered into employment agreements with each of Arthur C. Soares, the former President of CPW, and Ray
C. Barney, the current President of CPW.

     Mr. Soares' employment agreement provided for a two year term and an annual base salary of $250,000, a stay-put bonus of $2,000,000, payable in installments of $1,250,000 at the end of the first year and $750,000 at the end of the second year after the closing of the CPW acquisition. It also provided for a "synergy" bonus payable at the end of the first year based on the attainment of specified performance targets for CPW and an annual incentive and performance bonus to be determined in good faith by Heafner's board of directors. Mr. Barney's employment agreement provided for a three-year term and an annual base salary of $140,000, a stay-put bonus of $600,000, payable in installments of $200,000 at the end of each of the first three years after the closing of the CPW acquisition. Mr. Barney's employment agreement (with Speed Merchant) also provided for a "synergy" bonus payable at the end of the first year based on the attainment of specified performance targets for CPW and an annual incentive and performance bonus to be determined in good faith by Heafner's board of directors. Both employment agreements contained non-compete, non-solicitation and confidentiality provisions.

     Heafner settled all issues outstanding regarding the employment contract and all issues outstanding under the CPW acquisition documents involving Mr. Barney pursuant to the terms of that certain Settlement Agreement and Release dated the 16th day of September 1999. Mr. Barney entered a new executive severance agreement in November 1999, reference above. Mr. Soares resigned effective October 1999. Pursuant to a Settlement Agreement dated January 20, 2000, Heafner and Mr. Soares resolved all outstanding issues save one component of the "synergy" bonus which was a part of the employment agreement referenced above. That issue is to be submitted by the parties to binding arbitration before an accountant arbitrator for resolution.

EXECUTIVE BONUS PLAN

     Heafner awards annual cash bonuses to its top executives and divisional employees. Bonuses are payable only if Heafner attains specified annual performance targets. Bonuses can range from up to 20% of salary for executives in the lowest bonus bracket to up to 80% of salary for those in the highest. Within each bonus bracket, the percentage bonus also varies depending on the particular performance targets met by Heafner or the corporate division in which the executive works. The executive bonus plan may be altered in the discretion of Heafner's board of directors.

DEFERRED COMPENSATION PLAN

     In 1999, Heafner established a deferred compensation plan for its top executives and divisional employees covered by the executive bonus plan to encourage each participant to promote the long-term interests of Heafner. Each participant is allowed to defer portions of their annual salary as well as bonuses received into the plan. In addition to employee deferrals, Heafner makes contributions on behalf of its top executives and certain of the divisional employees in varying amounts. The plan provides that an employee who becomes a participant on or before November 23, 1998, shall be fully vested in all amounts credited to such participant's account. Those who become a participant after November 23, 1998 shall be at all times fully vested in elective deferrals into such participant's account and as to contributions made by Heafner shall vest at a rate of twenty percent (20%) per year as long as such participant is an employee on January 1 of each year. The deferred compensation plan may be altered and amended by Heafner's board of directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of Heafner's common stock as of December 31, 1999 of:

     - each person known by Heafner to own beneficially more than 5% of the Class A common stock,

     - each director,

     - the Named Executive Officers, and

     - all directors and executive officers of Heafner as a group.

                                                              NUMBER OF SHARES     PERCENT OF
                                                                BENEFICIALLY     CLASS A COMMON
NAME AND ADDRESS OF BENEFICIAL OWNER(a)                            OWNED            STOCK(b)
---------------------------------------                       ----------------   --------------
Charlesbank Equity Fund IV, Limited Partnership.............     4,961,734(c)         93.8%
The 1818 Mezzanine Fund, L.P................................     1,034,000(d)         16.4
Jon M. Biotti...............................................            --(e)
Kim G. Davis................................................     4,961,734(c)         93.8
Joseph P. Donlan............................................     1,034,000(d)         16.4
William H. Gaither..........................................        62,500(f)          1.2
Tim R. Palmer...............................................     4,961,734(c)         93.8
Mark A. Rosen...............................................     4,961,734(c)         93.8
Daniel K. Brown.............................................        93,247(g)          1.7
J. Michael Gaither..........................................        93,247(g)          1.7
Richard P. Johnson..........................................        80,357(h)          1.5
P. Douglas Roberts..........................................        53,247(h)          1.0
Donald C. Roof..............................................       121,493(i)          2.3
Arthur C. Soares............................................            --
All directors and executive officers of Heafner as a group
  (13 persons)..............................................     6,524,824            99.3

---------------

(a) Unless otherwise indicated, the address for each person listed in the table is in care of Heafner Tire Group, Inc., 2105 Water Ridge Parkway, Suite 500, Charlotte, North Carolina 28217.
(b) Shares beneficially owned, as recorded in this table, are expressed as a percentage of the shares of Class A common stock. For purposes of computing the percentage of outstanding shares held by each person or group of persons named in this table, any securities which that person or group of persons has the right to acquire within 60 days of March 31, 2000 are deemed to be outstanding for purposes of computing the percentage ownership of such person or persons, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. As of December 31, 1999, 5,286,917 shares of Class A common were issued and outstanding.

(c) Represents (i) 4,846,179 shares of Class A common stock owned by Charlesbank Equity Fund IV, Limited Partnership, (ii) 4,444 shares of Class A common stock owned by its affiliate, Charlesbank Coinvestment Partners, LLC, and (iii) 111,111 shares of Class A common stock owned by an affiliate of Bain Capital and voted by Charlesbank pursuant to an irrevocable proxy. Messrs. Davis, Palmer and Rosen are Managing Directors of Charlesbank Capital Partners, LLC, which has the indirect authority to vote and exercise investment power over shares of Class A common stock beneficially owned by Charlesbank. Since none of Messrs. Davis, Palmer and Rosen individually have the power to vote and exercise investment power over the shares, each of them disclaims beneficial ownership of the shares.
(d) Represents shares issuable upon the exercise of Warrants, as discussed below. Mr. Donlan is the co-manager of The 1818 Mezzanine Fund, L.P. and in that capacity will have authority to vote and exercise investment power over the shares. See "Certain Relationships and Related Transactions -- Warrants."
(e) Mr. Biotti is a Senior Associate of Charlesbank capital Partners, LLC and has no authority to vote or exercise investment power over shares of Class A common stock beneficially owned by Charlesbank.
(f) Consists of 62,500 shares of Class A common stock issuable upon the exercise of options which are exercisable within 60 days.
(g) Includes 43,247 shares of Class A common stock issuable upon the exercise of options which are exercisable within 60 days.
(h) Includes 28,247 shares of Class A common stock issuable upon the exercise of options which are exercisable within 60 days.
(i) Includes 46,493 shares of Class A common stock issuable upon the exercise of options which are exercisable within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

WARRANTS

     In connection with the incurrence of subordinated debt to finance the acquisition of Winston in May 1997, Heafner issued to The 1818 Mezzanine Fund,
L. P. (the "1818 Fund") warrants (the "Warrants") to purchase shares of Heafner's common stock. Joseph P. Donlan, a member of Heafner's board of directors, is a Senior Manager of Brown Brothers Harriman & Co., the 1818 Fund's general partner. Mr. Donlan and Robert R. Gould, a Partner of Brown Brothers Harriman & Co., are co-managers of the 1818 Fund, and in that capacity they exercise voting and investment power over the 1818 Fund's shares. The Warrants are exercisable for 1,034,000 shares of Class A common stock. The Warrants may be exercised, in whole or in part, at any time prior to the earliest of:

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

     Subject to the limitations summarized below, beginning in December 2002 and ending in June 2007, Heafner is required to redeem 700 shares of Series A preferred stock each year on a semi-annual basis at 100% of the liquidation preference of such shares plus all accrued and unpaid dividends. Subject to the same limitations, Heafner is required to redeem all of the outstanding shares of Series B preferred stock in June 2007 at the same redemption price. Unless restricted by the limitations summarized below, Heafner is also required to redeem all the preferred stock if the Kelly-Springfield Supply Agreement is terminated or, at the request of Kelly-Springfield, if a change of control of Heafner occurs and Kelly-Springfield requests a termination of the Supply Agreement. Each series of preferred stock also is redeemable at any time at Heafner's option.

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

SHARE REPURCHASES

     In February 1997, Heafner offered to repurchase shares of common stock from members of the Gaither family not actively involved in the operation of Heafner at a price equal to $.8058 per share, or $2,644 per share without giving effect to a 3,281-for-1 stock split that occurred on May 7, 1997. Pursuant to the offer, Heafner repurchased, and subsequently canceled and retired, 3,359,744 shares, 1,024 shares without giving effect to the stock split, of common stock from the Gaither family members for an aggregate purchase price of $2.7 million. In 1986, Heafner repurchased from Carolyn H. Williams, and subsequently canceled and retired, all of her shares of Heafner's common stock in exchange for a promissory note in the original principal amount of $1.4 million. Carolyn H. Williams is the sister of Ann H. Gaither, the former Chairperson of Heafner. The note is payable through January 2006 in annual installments of $124,600, including interest at a rate per year of 7.5%. The outstanding principal amount of the note at December 31, 1999 was approximately $660,000.

CHARLESBANK PURCHASE

     On May 24, 1999, Charlesbank purchased all of the shares of Class A common stock of Heafner held by the members of the Gaither family and substantially all of the shares of Class B common stock of Heafner held by the former stockholders of ITCO for an aggregate purchase price of approximately $44.7 million. Following the Charlesbank purchase, Charlesbank became beneficial owner of a majority of the combined voting power of Heafner on a fully-diluted basis. Heafner agreed to pay certain fees and expenses of the selling stockholders and Charlesbank in connection with the Charlesbank purchase which totaled approximately $0.9 million. In addition, Heafner incurred additional fees and expenses in connection with the Charlesbank purchase and related transactions, including payments in connection with the consent solicitation, which, together with the stockholder and Charlesbank expenses, totaled approximately $1.7 million. Effective upon the closing of the Charlesbank purchase, the following designees of Charlesbank were appointed to Heafner's board of directors: Kim G. Davis, Tim R. Palmer, Mark A. Rosen and Jon
M. Biotti. In addition, Ann H. Gaither, V. Edward Easterling, Jr., Victoria B. Jackson and William M. Wilcox, Jr. resigned from Heafner's board of directors. Simultaneously, William H. Gaither resigned as President and Chief Executive Officer of Heafner and became its Chairman, and Donald C. Roof, formerly Senior Vice President, Chief Financial Officer and Treasurer, became President and Chief Executive Officer and was appointed to Heafner's board of directors. In connection with the Charlesbank purchase, Heafner also revised its existing employee stock option and bonus plans, and issued and sold 150,000 newly-issued restricted shares of Class A common stock to certain of its executives.

MONITORING FEE

     Heafner expects to pay an advisory and monitoring fee not to exceed $200,000 annually to Charlesbank Capital Partners, LLC. None has been paid through December 31, 1999.

RELATED PARTY LEASES AND LOANS

     Heafner leases corporate office space in Lincolnton, North Carolina from Ann H. Gaither, the former Chairperson of Heafner, and her sister, Carolyn H. Williams, for an annual rent equal to approximately $87,000. Heafner leases its Winston-Salem, North Carolina distribution center from Ann H. Gaither for an annual rent equal to approximately $55,000. In connection with this property in Winston-Salem, Ann H. Gaither has a note owing to Heafner with a principal balance of approximately $135,000 payable in monthly installments of principal and interest of $3,500 accruing interest at 9% per year with the final due date of October 1, 2003. Heafner leases the data processing and human resources buildings adjacent to its corporate headquarters in Lincolnton, North Carolina from Evangeline Heafner, Ann H. Gaither's mother, for an annual rent equal to approximately $37,000. The expiration dates of these leases are September 30, 2003, August 1, 2003 and December 30, 2002, respectively. Heafner believes that these leases are on terms no less favorable to it than could have been obtained from an independent third party.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Documents filed as part of this Report:

          1. The following items, including consolidated financial statements of the Company, are set forth at Item 8 of this report:

          - Report of Independent Public Accountants

          - Consolidated Balance Sheets as of December 31, 1999 and 1998

          - Consolidated Statement of Operations for the years ended December 31, 1999, 1998, and 1997

          - Consolidated Statement of Stockholders' Equity for the years ended December 31, 1999, 1998, and 1997

          - Consolidated Statement of Cash Flows for the years ended December 31, 1999, 1998, and 1997

          - Notes to Consolidated Financial Statements

          2. Financial Statement Schedules

          Report of Independent Public Accountants (set forth on following page)

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                           ADDITIONS
                                                    -----------------------
                                                      CHARGED      CHARGED
                                        BALANCE       TO COSTS     TO OTHER                     BALANCE
                                       JANUARY 1,   AND EXPENSES   ACCOUNTS    DEDUCTIONS     DECEMBER 31,
                                       ----------   ------------   --------    ----------     ------------
1999
Allowance for doubtful accounts......   2,220          3,184          280(1)     (3,299)(4)      2,385
Restructuring reserve................   1,187             --           --          (687)           500
1998
Allowance for doubtful accounts......     400          1,627        1,701(2)     (1,508)(4)      2,220
Restructuring reserve................      --          1,409           --          (222)         1,187
1997
Allowance for doubtful accounts......     200            479          175(3)       (454)(4)        400
Restructuring reserve................      --             --           --            --             --

---------------

(1) Includes amounts for California Tire as of the January 12, 1999 acquisition date.
(2) Includes amounts for ITCO and CPW as of the May 20, 1998 acquisition date.
(3) Includes amounts for Winston as of the May 7, 1997 acquisition date.
(4) Accounts written off during the year, net of recoveries.

     Schedules not included herein are omitted because they are not applicable or the required information appears in the financial statements or notes thereto.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Heafner Tire Group, Inc.

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Heafner Tire Group, Inc. included in this Form 10-K, and have issued our report thereon dated March 20, 2000. Our audits were made for the purpose of forming an opinion on those financial statements taken as whole. The schedule listed on Item 14 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Charlotte, North Carolina
March 20, 2000.

        3. Exhibits:

           (a) Exhibits:

        3.1    Certificate of Incorporation of Heafner Tire Group, Inc.
               (the "Company")P
        3.2    By-laws of the Company*
        3.3 Articles of Incorporation of Oliver & Winston, Inc.* (see amendment)
        3.4    By-laws of Oliver & Winston, Inc.*
        3.5    Articles of Incorporation of The Speed Merchant, Inc.*
        3.6    By-laws of The Speed Merchant, Inc.*
        3.7    Articles of Incorporation of Phoenix Racing, Inc.*
        3.8    By-laws of Phoenix Racing, Inc.*
        3.9    Articles of Incorporation of California Tire Company++
        3.10   By-laws of California Tire Company++
        3.11   Certificate of Amendment of Articles of Incorporation of
               Winston Tire CompanyP
        4.1    Indenture, dated as of December 1, 1998, among the Company,
               First Union National Bank, as Trustee (the "Trustee"), and
               Oliver & Winston, Inc., ITCO Logistics Corporation, ITCO
               Holding Company, Inc., ITCO Tire Company, ITCO Tire Company of Georgia, The Speed Merchant, Inc., and Phoenix Racing,
               Inc. (the "Series D Indenture)+
        4.2 Form of Series C and Series D Note (attached as Exhibit A to the Series D Indenture)+
        4.3 Supplemental Indenture to the Series D Indenture, dated as of February 22, 1999, among the Company, the Trustee, Oliver
               & Winston, Inc., The Speed Merchant, Inc., Phoenix Racing,
               Inc. and California Tire Company++
        4.4 Indenture, dated as of May 15, 1998, among the Company, the Trustee, and Oliver & Winston, Inc., ITCO Logistics
               Corporation, ITCO Holding Company, Inc., ITCO Tire Company,
               ITCO Tire Company of Georgia, The Speed Merchant, Inc., and
               Phoenix Racing, Inc. (the "Series B Indenture")*
        4.5    Form of Series B Global Note (attached as Exhibit A to the
               Series B Indenture)*
        4.6 Supplemental Indenture to the Series B Indenture, dated as of February 22, 1999, among the Company, the Trustee, Oliver
               & Winston, Inc., The Speed Merchant, Inc., Phoenix Racing,
               Inc. and California Tire Company++
        4.7 Registration Rights Agreement, dated as of December 1, 1998, among the Company, its subsidiaries and BancBoston Robertson
               Stephens Inc. and Credit Suisse First Boston Corporation++
        4.8 Second Supplemental Indenture to the Series B Indenture, dated as of May 14, 1999, among the Company, the subsidiary guarantors party thereto and First Union National Bank, as Trustee#
        4.9 Second Supplemental Indenture to the Series C Indenture, dated as of May 14, 1999, among the Company, the subsidiary guarantors party thereto and First Union National Bank, as Trustee#
        5.1 Opinion of Howard, Smith & Levin LLP as to the Legality of the New Notes++
       10.1 Second Amended and Restated Loan and Security Agreement, dated as of March 6, 2000, among the Company, Winston Tire
               Company, The Speed Merchant, Inc. and California Tire
               Company as Borrowers, and Fleet Capital Corporation, as
               Administrative Agent (the "Administrative Agent"), Bank of
               America, N.A., as Syndication Agent (the "Syndication
               Agent"), FleetBoston Robertson Stephens Inc., as Arranger
               (the "Arranger") and the financial institutions party from time to time party thereto, as LendersP
       10.2    Letter, dated March 6, 2000, from the Company to the
               Administrative AgentP
       10.3 Amended and Restated Registration Rights Agreement, dated as of May 21, 1999, between and among the Company, The 1818
               Mezzanine Fund, L.P., and Charlesbank Equity Fund IV,
               Limited Partnership#


       10.4    Warrantholder Agreement, dated as of May 21, 1999, between the Company, The 1818
               Mezzanine Fund, L.P. and Charlesbank Equity Fund IV, Limited Partnership#
       10.5    Amended and Restated Warrant No. 2 exercisable for 1,034,000 shares of Class A
               Common Stock in the name of The 1818 Mezzanine Fund, L.P.#
       10.6    Securities Purchase Agreement, dated as of May 7, 1997, between The J. H.
               Heafner Company, Inc. and The Kelly-Springfield Tire and Rubber Company*
       10.7    Amendment to Securities Purchase Agreement, dated as of May 21, 1999, between and among the Company and The Kelly-Springfield Tire Company, a division of The
               Goodyear Tire and Rubber Company#
       10.8    Termination and Release Agreement, dated as of May 22, 1999, among the Company and the Class B Stockholders party thereto#
       10.9    Stock Purchase Agreement, dated as of March 11, 1998, among the Company, Arthur
               C. Soares and Ray C. Barney*
       10.10   Escrow Agreement, dated as of May 20, 1998, among the Company, Arthur C. Barney,
               Ray C. Barney and First Union National Bank, as escrow agent (the "CPW Escrow
               Agreement")*
       10.11   Letter of Credit, dated as of May 20, 1998, issued to Frist Union National Bank, as CPW Escrow Agent*
       10.12   Stock Purchase Agreement, dated as of April 9, 1997, among the Company and the shareholders of Oliver & Winston, Inc.*
       10.13   1998 Michelin North America, Inc. Distributor Agreement, dated January 1, 1998, by and between Michelin North America, Inc. and the Company**
       10.14   Letter Agreements, dated as of November 24 and 25, 1998, respectively, by and between Michelin North America and the Company ++
       10.15   The J.H. Heafner Company Amended and Restated 1997 Stock Option Plan #
       10.16   Heafner Tire Group 1999 Stock Option PlanP
       10.17   Stock Option Agreement, dated as of May 24, 1999, between the Company and each of Donald C. Roof, J. Michael Gaither, Daniel K. Brown, Richard P. Johnson and
               P. Douglas Roberts#
       10.18   Stock Option Agreement, dated as of August 16, 1999, between the Company and
               David H. TaylorP
       10.19   Stock Option Agreement, dated as of December 10, 1999, between the Company and
               Ray C. BarneyP
       10.20   The J.H. Heafner Company 1997 Restricted Stock Plan*
       10.21   Securities Purchase and Stockholders Agreement, dated as of May 28, 1997, among the Company and various management stockholders*
       10.22   Securities Purchase and Stockholders' Agreement, dated as of May 24, 1999, between the Company and each of Donald C. Roof, J. Michael Gaither, Daniel K.
               Brown, Richard P. Johnson, and P. Douglas Roberts#
       10.23   Securities Purchase and Stockholders' Agreement, dated as of August 16, 1999, between the Company and David H. TaylorP
       10.24   Employment and Severance Agreements between the Company and Thomas J. Bonburg**
       10.25   Employment Agreement, dated as of May 20, 1998, between the Company and Arthur
               C. Soares*
       10.26   Employment Agreement, dated as of May 20, 1998, between The Speed Merchant, Inc.
               and Ray C. Barney*
       10.27   Letter Agreement, dated as of May 20, 1999, by and between the Company and
               William H. Gaither#
       10.28   Executive Severance Agreements, dated as of May 24, 1999, between the Company and each of Donald C. Roof, J. Michael Gaither, Daniel K. Brown, Richard P.
               Johnson, P. Douglas Roberts and J. Lewis McKnight, Jr.#


       10.29   Executive Severance Agreement, dated August 16, 1999, between the Company and
               DAVID H. TAYLORP
       10.30   Executive Severance Agreement, dated November 1, 1999, between the Company and Ray C. BarneyP
       10.31   Stock Purchase Agreement, dated as of April 21, 1999, among the Company,
               Charlesbank Equity Fund IV, Limited Partnership and the stockholders party thereto#
       11.1    Statement re: Computation of Per Share EarningsP
       12.1    Statement re: Computation of RatiosP
       21.1    Chart of Subsidiaries of the CompanyP
       25.1    Statement of Eligibility of Trustee on Form T-1 related to the Notes#
       27.1    Financial Data SchedulesP
       27.2    Financial Data SchedulesP
       99.1    Form of Letter of Transmittal++
       99.2    Form of Notice of Guaranteed Delivery++
       99.3    Form of Exchange Agent Agreement#

---------------

        * Incorporated by reference to Heafner's Registration Statement on Form S-4 filed with the SEC on August 18, 1998.
        ** Incorporated by reference to Amendment No. 1 to Heafner's Registration Statement on Form S-4 filed with the SEC on October 2, 1998.
        *** Incorporated by reference to Amendment No. 2 to Heafner's
            Registration Statement on Form S-4 filed with the SEC on October 14, 1998. herewith. All other exhibits were filed with the Registration Statement dated August 18, 1998 or Amendment No. 1 to the Registration Statement dated October 2, 1998.
        + Incorporated by reference to Heafner's Form 8-K filed on December 15, 1998.
        ++ Incorporated by reference to Heafner's Form 8-K filed on December 15, 1998
        +++ Incorporated by reference to Heafner's Form 10-Q filed on March 31,
            1999.
        # Incorporated by reference to Heafner's Registration Statement Form S-4 filed with the SEC on June 9, 1999
        P  Filed herewith

     (b) Reports on Form 8-K

     No report on Form 8-K was filed during the quarter ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2000.

                                          HEAFNER TIRE GROUP, INC.

                                          By:      /s/ DONALD C. ROOF
                                            ------------------------------------
                                            Name: Donald C. Roof
                                            Title: President and Chief Executive
                                                   Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2000.

                  SIGNATURE                                   TITLE                        DATE
                  ---------                                   -----                        ----
             /s/ DONALD C. ROOF                Director, President and Chief         March 30, 2000
---------------------------------------------  Executive Officer
               Donald C. Roof

             /s/ DAVID H. TAYLOR               Senior Vice President, Chief          March 30, 2000
---------------------------------------------  Financial Officer and Treasurer
               David H. Taylor

         /s/ J. LEWIS MCKNIGHT, JR.            Chief Accounting Officer              March 30, 2000
---------------------------------------------
           J. Lewis McKnight, Jr.

           /s/ WILLIAM H. GAITHER              Chairman of the Board                 March 30, 2000
---------------------------------------------
             William H. Gaither

            /s/ JOSEPH P. DONLAN               Director                              March 30, 2000
---------------------------------------------
              Joseph P. Donlan

              /s/ JON M. BIOTTI                Director                              March 30, 2000
---------------------------------------------
                Jon M. Biotti

              /s/ KIM G. DAVIS                 Director                              March 30, 2000
---------------------------------------------
                Kim G. Davis

              /s/ TIM R. PALMER                Director                              March 30, 2000
---------------------------------------------
                Tim R. Palmer

              /s/ MARK A. ROSEN                Director                              March 30, 2000
---------------------------------------------
                Mark A. Rosen