Form 10-Q
period 2000-04-01
HEAFNER TIRE GROUP INC
filed 2000-05-16
CIK 1068152

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

                  FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of common shares outstanding at May 10, 2000: 5,286,917

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----

PART I.           FINANCIAL INFORMATION

  ITEM 1.         Financial Statements
                  Condensed Consolidated Balance Sheets -- April 1, 2000
                    (unaudited) and December 31, 1999.........................    1
                  Condensed Consolidated Statements of Operations
                    (unaudited) --
                    Quarters Ended April 1, 2000 and March 31, 1999...........    2
                  Condensed Consolidated Statements of Cash Flows
                    (unaudited) --
                    Quarters Ended April 1, 2000 and March 31, 1999...........    3
                  Notes to Condensed Consolidated Financial Statements........    4

  ITEM 2.         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.................................    7

  ITEM 3.         Quantitative and Qualitative Disclosures about Market
                    Risk......................................................   10

PART II.          OTHER INFORMATION

  ITEM 1.         Legal Proceedings...........................................   10

  ITEM 6.         Exhibits and Reports on Form 8-K............................   10

                  Signatures..................................................   11

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            HEAFNER TIRE GROUP, INC.

  CONDENSED CONSOLIDATED BALANCE SHEETS -- APRIL 1, 2000 AND DECEMBER 31, 1999
                      (in thousands, except share amounts)

                                                              APRIL 1, 2000   DECEMBER 31, 1999
                                                              -------------   -----------------
                                                               (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 11,007          $  6,497
  Accounts receivable, net of allowances of $2,921 and
     $2,385.................................................      98,100            88,911
  Inventories, net..........................................     150,400           148,865
  Other current assets......................................      28,106            39,228
                                                                --------          --------
          Total current assets..............................     287,613           283,501
                                                                --------          --------
Property and equipment, net.................................      47,823            47,624
Goodwill, net...............................................     105,157           107,112
Other intangible assets, net................................       7,210             7,968
Other assets................................................      13,736            13,041
                                                                --------          --------
                                                                $461,539          $459,246
                                                                ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $174,235          $160,861
  Accrued expenses..........................................      29,570            29,437
  Current maturities of long-term debt......................       1,890             1,792
                                                                --------          --------
          Total current liabilities.........................     205,695           192,090
                                                                --------          --------
Revolving credit borrowings.................................      67,070            74,688
Long-term debt..............................................     159,315           160,112
Other liabilities...........................................       9,572             9,604
Preferred stock series A -- 4% cumulative, 7,000 shares
  authorized, issued and outstanding........................       7,000             7,000
Preferred stock series B -- variable rate cumulative, 4,500
  shares authorized, issued and outstanding.................       4,094             4,094
Warrants....................................................       1,137             1,137
Commitments and contingencies Stockholders' equity:
  Class A Common stock, par value $.01 per share; authorized
     10,000,000 shares; 5,286,917 shares issued and
     outstanding............................................          53                53
  Class B Common stock, par value $.01 per share; authorized
     20,000,0000 shares.....................................          --                --
  Additional paid-in capital................................      23,981            23,981
  Notes receivable from sale of stock.......................      (1,046)           (1,092)
  Retained deficit..........................................     (15,332)          (12,421)
                                                                --------          --------
          Total stockholders' equity........................       7,656            10,521
                                                                --------          --------
                                                                $461,539          $459,246
                                                                ========          ========

     The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                            HEAFNER TIRE GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE QUARTERS ENDED APRIL 1, 2000 AND MARCH 31, 1999
                                  (Unaudited)
                                 (in thousands)

                                                                      QUARTERS ENDED
                                                              ------------------------------
                                                              APRIL 1, 2000   MARCH 31, 1999
                                                              -------------   --------------
Net sales...................................................    $254,428         $239,392
Cost of goods sold..........................................     195,419          186,456
                                                                --------         --------
  Gross profit..............................................      59,009           52,936
Selling, general and administrative expenses................      57,820           50,275
                                                                --------         --------
  Income from operations....................................       1,189            2,661
                                                                --------         --------
Other income (expense):
  Interest expense, net.....................................      (5,829)          (5,112)
  Other income..............................................         577              398
                                                                --------         --------
Loss from operations before benefit for income taxes........      (4,063)          (2,053)
Benefit for income taxes....................................      (1,152)            (860)
                                                                --------         --------
Net loss....................................................    $ (2,911)        $ (1,193)
                                                                ========         ========

     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                            HEAFNER TIRE GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE QUARTERS ENDED APRIL 1, 2000 AND MARCH 31, 1999
                                  (Unaudited)
                                 (in thousands)

                                                                      QUARTERS ENDED
                                                              ------------------------------
                                                              APRIL 1, 2000   MARCH 31, 1999
                                                              -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................     $(2,911)        $(1,193)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities, net of acquisitions --
       Depreciation and amortization of goodwill and other
        intangibles.........................................       4,867           4,239
       Amortization of other assets.........................         282             217
       Other, net...........................................         (42)             86
  Change in assets and liabilities:
       Accounts receivable, net.............................      (9,189)        (16,066)
       Inventories, net.....................................      (1,535)         (8,092)
       Other current assets.................................      11,122          18,610
       Accounts payable and accrued expenses................      15,507          (8,779)
       Other, net...........................................         (37)             --
                                                                 -------         -------
          Net cash provided by (used in) operating
            activities......................................      18,064         (10,978)
                                                                 -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of California Tire, net of cash acquired......          --          (3,950)
  Payments on deferred purchase price of acquired
     business...............................................      (2,121)             --
  Purchase of property and equipment........................      (2,745)         (3,210)
  Proceeds from sale of property and equipment..............         598              --
  Other, net................................................        (142)           (672)
                                                                 -------         -------
          Net cash used in investing activities.............      (4,410)         (7,832)
                                                                 -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in revolving credit borrowings........      (7,618)         20,219
  Principal payments on long-term debt......................        (699)         (1,436)
  Other, net................................................        (827)           (372)
                                                                 -------         -------
          Net cash provided by (used in) financing
            activities......................................      (9,144)         18,411
                                                                 -------         -------
NET INCREASE (DECREASE) IN CASH.............................       4,510            (399)
CASH, BEGINNING OF PERIOD...................................       6,497           6,648
                                                                 -------         -------
CASH, END OF PERIOD.........................................     $11,007         $ 6,249
                                                                 =======         =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION --
  Cash payments for interest................................     $ 1,861         $   858
                                                                 =======         =======
  Cash payments for taxes...................................     $    --         $    76
                                                                 =======         =======

     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                            HEAFNER TIRE GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 1, 2000

1. NATURE OF BUSINESS:

     Heafner Tire Group, Inc. and subsidiaries (the "Company") (formerly The J.
H. Heafner Company, Inc.), is a Delaware corporation primarily engaged in the wholesale distribution of tires and tire accessories and the operation of retail tire and auto service stores.

2. BASIS OF PRESENTATION:

     The unaudited condensed consolidated balance sheet as of April 1, 2000, and the condensed consolidated statements of operations and cash flows for the quarters ended April 1, 2000 and March 31, 1999, have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements reported on Form 10-K for the fiscal year ended December 31, 1999. The results of the operations for the quarter ended April 1, 2000 are not necessarily indicative of the operating results for the full fiscal year.

     Effective January 1, 2000, the Company changed its fiscal year end to the Saturday closest to December 31. Prior to 2000, the fiscal year ended on December 31. Certain prior period amounts have been reclassified to conform with current period presentation.

3. REVOLVING CREDIT FACILITY:

     On March 6, 2000, the Company revised its revolver by amending the credit facility (the "New Revolver"). The New Revolver provides for borrowings in the aggregate principal amount of up to the lesser of $200.0 million or the Borrowing Base, as defined in the agreement, based on 85% of eligible accounts receivable, 65% of eligible tire inventory and 50% of all other eligible inventory (of which up to $10.0 million may be utilized in the form of letters of credit).

     The New Revolver has a five-year term expiring in March 2005, extendable by the Company and the banks for an additional five years. Indebtedness under the New Revolver bears interest, at the Company's option, (i) at the Base Rate, as defined, plus the applicable margin or (ii) at the Eurodollar Rate, as defined, plus the applicable margin. The applicable margin for base rate loans is 0.25% and the applicable margin for Eurodollar Rate Loans is 1.75%, subject in each case to performance-based reductions.

     The New Revolver requires the Company to meet certain financial requirements, including minimum net worth and minimum loan availability and contains certain covenants which, among other things, restrict the ability of the Company to incur additional indebtedness; enter into guarantees; make loans and investments; make capital expenditures; declare dividends; engage in mergers, consolidations and asset sales; enter into transactions with affiliates; create liens and encumbrances; enter into sale/leaseback transactions; modify material agreements; and change the business it conducts. The Company's obligations under the New Revolver are secured by all inventories and accounts receivable.

4. EXIT COSTS:

     In connection with the merger of ITCO Logistics Corporation and subsidiaries, the acquisition of The Speed Merchant, Inc. and the acquisition of Winston Tire Company, the Company recorded liabilities for estimated costs related to employee severance, facilities closing expense and other related exit costs in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." Charges of approximately $0.3 million, $0.1 million and $0.1 million, respectively were made against these reserves during the quarter ended April 1, 2000.

                            HEAFNER TIRE GROUP, INC.

     In the second quarter 1998, the Company recorded special charges of $1.4 million related to the restructuring of its southeastern wholesale business for costs relating to the closing of selected distribution centers. The charges include lease commitments for certain distribution centers, asset writedowns, severance and employee related costs and costs to shut down certain facilities. Charges of approximately $0.2 million were made against these reserves during the quarter ended April 1, 2000.

5. SEGMENT INFORMATION:

     The Company classifies its business interests into four fundamental segments: southeastern wholesale distribution of tires and products, western wholesale distribution of tires and products, western retail sales of tires, products and services and corporate. The Company evaluates performance based on several factors, of which the primary financial measure is income (loss) before interest expense, income taxes, noncash amortization of intangible assets and depreciation ("EBITDA").

                                              SOUTHEASTERN   WESTERN    WESTERN
                                               WHOLESALE     RETAIL    WHOLESALE   CORPORATE    TOTALS
                                              ------------   -------   ---------   ---------   --------
Quarter ended April 1, 2000 --
  Revenues..................................    $162,668     $43,637    $48,049    $     74    $254,428
  EBITDA(1).................................       6,125        (600)     2,644      (1,536)      6,633
  Segment assets............................     233,154      91,621    122,915      13,849     461,539
  Expenditures for segment assets...........         555       1,211        699         280       2,745
Quarter ended March 31, 1999 --
  Revenues..................................    $158,253     $36,652    $44,487    $     --    $239,392
  EBITDA(1).................................       5,609        (320)     3,150      (1,141)      7,298
  Segment assets............................     245,952      79,853    113,993      10,994     450,792
  Expenditures for segment assets...........         639       1,894        627          50       3,210

---------------

(1) EBITDA represents income (loss) before interest expense, income taxes, noncash amortization of intangible assets and depreciation. For the quarters ended April 1, 2000 and March 31, 1999, interest expense in the condensed consolidated statement of operations includes $0.3 million and $0.2 million, respectively, of amortization expense related to deferred transaction fees.

6. SUBSIDIARY GUARANTOR FINANCIAL INFORMATION:

     The Series D Notes are guaranteed on a full, unconditional and joint and several basis by all of the Company's direct subsidiaries, each of which is wholly owned. The combined summarized information of these subsidiaries is as follows (000's):

                                                              AS OF AND FOR   AS OF AND FOR
                                                               THE QUARTER     THE QUARTER
                                                                  ENDED           ENDED
                                                              APRIL 1, 2000   MARCH 31, 1999
                                                              -------------   --------------
Current assets..............................................    $111,797         $95,077
Noncurrent assets...........................................     102,739          98,769
Current liabilities.........................................      61,311          60,594
Noncurrent liabilities......................................       5,664           8,865
Net sales...................................................      91,686          81,139
Gross profit................................................      31,011          27,430
Net loss....................................................        (779)         (1,295)

     The above information excludes $59.9 and $36.6 million of net intercompany payable and $14.2 and $14.1 million of intercompany sales of the Company's subsidiary guarantors as of and for the quarters ended

                            HEAFNER TIRE GROUP, INC.

April 1, 2000 and March 31, 1999, respectively. In the preparation of the Company's condensed consolidated financial statements, all intercompany accounts are eliminated.

7. COMMITMENTS AND CONTINGENCIES:

     See "PART II -- OTHER INFORMATION, Item 1. Legal Proceedings."

     The Company is party to various lawsuits and claims, including purported class actions, arising in the normal course of business. In the opinion of management, these lawsuits and claims are not, singularly or in the aggregate, material to the Company's financial position or results of operations.

8. SUBSEQUENT EVENT:

     On April 14, 2000, the Company entered into a Stock Purchase Agreement with the shareholders of T.O. Haas Holding Co., a tire wholesaler and retailer, located in Lincoln, Nebraska. The net purchase price, subject to adjustment as provided in the agreement, is expected to be approximately $28.0 million, of which approximately $5.2 million is payable in the form of noncompete and stayput payments over a period of 6 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of the results of operations, financial condition and liquidity of the Company should be read in conjunction with the financial statements and the related notes included in this report.

OVERVIEW

     The Company sells its products to a variety of markets, both in terms of end-users and geography. The Company's distribution channels consist of (a) Southeastern Wholesale, (b) Western Wholesale, and (c) Western Retail tires and automotive service. For the quarter ended April 1, 2000, net sales through such channels accounted for approximately 63.9%, 18.9% and 17.2%, respectively, of consolidated net sales. The Company believes that the diversity of its markets helps stabilize its sales and earnings.

RESULTS OF OPERATIONS

     The following table sets forth each category of statements of operations data as a percentage of net sales:

                                                                     QUARTERS ENDED
                                                              -----------------------------
                                                              APRIL 1, 2000   MARCH 1, 1999
                                                              -------------   -------------
Net sales...................................................          100.0%      100.0%
Cost of goods sold..........................................           76.8        77.9
Gross profit................................................           23.2        22.1
Selling, general and administrative expenses................           22.7        21.0
Income from operations......................................            0.5         1.1
Interest and other expense..................................            2.1         2.0
Loss from operations before benefit for income taxes........           (1.6)       (0.9)
Income taxes................................................           (0.5)       (0.4)
Net loss....................................................           (1.1)       (0.5)

QUARTER ENDED APRIL 1, 2000 COMPARED TO QUARTER ENDED MARCH 31, 1999

     Consolidated net sales increased by $15.0 million or 6.3% to $254.4 million in the first quarter 2000 compared to $239.4 million in the first quarter 1999. Market demand for all products was moderate in the first quarter 2000 compared to high demand in the first quarter 1999. The sales increase in 2000 was due primarily to better product line offerings and more focus on marketing programs. Competition was strong across all segments in the first quarter 2000 as competitors fought for limited sales dollars.

     Gross profit increased from $52.9 million in the first quarter 1999 to $59.0 million in the first quarter 2000. Gross profit as a percentage of sales increased from 22.1% to 23.2%. Margin increases were due primarily to improved product mix and price.

     Selling, general, and administrative expenses increased by $7.5 million in the first quarter 2000 representing 22.7% as a percentage of sales compared to 21.0% in 1999. Increased operating expenses were primarily due to wage, occupancy and vehicle cost, a direct result of expanding operations in 2000. Interest and other expenses increased in the first quarter 2000 by $0.5 million to $5.3 million due to higher borrowings on the revolving credit line for acquisitions and capital additions.

     The income tax benefit in the first quarter 2000 was $1.2 million compared to $0.9 million for the same quarter in 1999. The net loss for the first quarter 2000 was $2.9 million or (1.1)% of net sales compared to $1.2 million or (0.5)% of net sales in the first quarter 1999.

     The following table sets forth certain selected information regarding the Company's segments (in millions):

                                                                      QUARTERS ENDED
                                                              ------------------------------
                                                              APRIL 1, 2000   MARCH 31, 1999
                                                              -------------   --------------
Net sales
  Southeastern Wholesale....................................     $162.7           $158.3
  Western Wholesale.........................................       48.0             44.5
  Western Retail............................................       43.6             36.7
                                                                 ------           ------
  Consolidated..............................................     $254.4           $239.4
                                                                 ======           ======
EBITDA
  Southeastern Wholesale....................................     $  6.1           $  5.6
  Western Wholesale.........................................        2.6              3.2
  Western Retail............................................       (0.6)            (0.3)
  Corporate.................................................       (1.5)            (1.1)
                                                                 ------           ------
  Consolidated..............................................     $  6.6           $  7.3
                                                                 ======           ======

Southeastern Wholesale Distribution.

     Net sales in the Southeastern Wholesale Distribution segment increased $4.4 million, or 2.8% from net sales of $158.3 million in the first quarter 1999 compared to $162.7 million in the first quarter 2000. Sales growth in the southeast was slower in the first quarter 2000 compared to the first quarter 1999 as a result of a somewhat softer market, increased competition and supply issues in certain product lines. Sales of tires, supplies and equipment all increased slightly from the comparable prior year period. Sales of custom wheels, however, declined by $2.7 million from prior year levels primarily as a result of limited supply of some wheel lines. The Company has a dominant market share in the Southeast and is therefore subject to many competitive threats from others in the industry. The Company expects to meet these market challenges by aggressively marketing its programs and services for dealers, re-establishing adequate sources of wheel supply and repositioning certain product lines to more effectively compete.

     EBITDA increased $0.5 million from $5.6 million in the first quarter 1999 to $6.1 million in the first quarter 2000 primarily as a result of improved gross profit margins. The increase in gross margin is primarily the result of improved sales mix, offset in part by weaker wheel sales. Selling, general and administrative expenses increased slightly over the first quarter 1999 primarily due to rising fuel costs and higher wages associated with sales volume.

Western Wholesale Distribution.

     Net sales in the Western Wholesale Distribution segment increased by $3.6 million or 8.0% from $44.5 million net sales in the first quarter 1999 to $48.0 million in the first quarter 2000. Sales increased in all product categories with the exception of automotive parts. Custom wheel and equipment sales were very strong in the first quarter. Western Wholesale did not experience the custom wheel supply issues found in Southeastern Wholesale Distribution due to the abundance of custom wheel suppliers in California and the difference in custom wheel styles preferred by customers in the western wholesale markets. Sales growth was adversely impacted during the first quarter 2000 by a softer commercial truck tire market.

     EBITDA decreased from $3.2 million in the first quarter 1999 to $2.6 million in the first quarter 2000. Gross profit margins were up only slightly in the first quarter due primarily to competitive pressure in expansion markets. Operating expenses were up primarily due to the expansion into southern California with the Carson, California warehouse facility. Substantially all of the EBITDA decline in Western Wholesale Distribution can be attributed to start up expenses and margin pressures associated with the Carson warehouse opening. Some margin pressure will continue in future quarters as the Company attracts new customers and builds its distribution business in southern California.

Western Retail.

     The Western Retail segment experienced an increase in net sales in the first quarter of $7.0 million or 19.1%, up from $36.7 million in the first quarter 1999 to $43.6 million in the first quarter 2000. Sales growth was aided in 2000 by the acquisition of 17 store locations in the fourth quarter 1999. Western Retail operated 204 retail stores as of April 1, 2000 compared to 189 stores as of March 31, 1999. Same store sales improved by approximately 5.0% for Western Retail.

     The Company has continued its plan to close or relocate under-performing Winston retail locations and open new locations. The plan also included substantially increasing the outside sales force and training during the first quarter 2000. Also, the new Point-of-Sale ("POS") computer system purchased from Distribution Systems Technology ("DST") is in all Winston Tire locations, and the anticipated benefits of increased sales and cost control should be realized in the coming quarters. Implementing these strategies has resulted in higher operating costs and lower EBITDA in the first quarter 2000 compared to the first quarter 1999. EBITDA fell in the first quarter from $(0.3) million in 1999 to $(0.6) million in 2000. Gross profit margins remained relatively constant from the first quarter 1999 compared to the first quarter 2000 with increased sales volume yielding $2.9 million in additional gross profit offset by higher selling, general, and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

     At April 1, 2000, the combined net indebtedness (net of cash) of the Company was $217.3 million compared to $200.2 million at March 31, 1999 and $230.1 at December 31, 1999. On March 6, 2000 the revolving credit facility was amended to provide, among other things, maximum borrowings thereunder up to $200.0 million or a borrowing base comprised of specified percentages of accounts receivable and inventory, whichever is less. As of April 1, 2000, $67.1 million was outstanding and $51.5 million was available for additional borrowings under the credit facility.

     The Company's principal sources of cash during the first quarters 2000 and 1999 were from operations and borrowings under the revolving credit facility. Cash generated from (used in) operating activities totaled $18.1 million and $(11.0) million respectively, during each of those periods. Net working capital decreased in the first quarter 2000 by $9.5 million and increased by $14.9 million in the first quarter 1999. Trade accounts receivable increased $9.2 million in the first quarter 2000 due primarily to increased sales levels. However, net trade accounts receivable of $98.1 million at April 1, 2000 remains well below the March 31, 1999 level of $103.6 million. Increases in inventories due to seasonal stocking total $1.5 million in 2000 and $8.1 million in 1999. Decreases in other current assets, which are primarily due to reduction in vendor rebates receivables, increased cash by $11.1 million in 2000. Trade accounts payable and accrued expenses increased by $15.5 million in 2000 and decreased by $8.8 million in 1999, as the Company heavily utilized anticipation discounts offered by a major supplier in 1999, while in 2000 the Company is not.

     Capital expenditures during the first quarter of 2000 and 1999 amounted to $2.7 million and $3.2 million, respectively. Capital expenditures in 2000 included $1.2 million in Western Retail for new retail stores, existing retail store refurbishment and relocations, and information systems. Western Wholesale expended approximately $0.7 million in expansion and racking projects.

     The Company anticipates that its principal use of cash going forward will be to meet working capital and debt service requirements and to make capital expenditures. Based upon current and anticipated levels of operations, the Company believes that its cash flow from operations, together with amounts available under the credit facility, will be adequate to meet its anticipated requirements.

     Certain minority stockholders of the Company have been granted redemption rights commencing in 2004, subject to certain conditions, which if exercised would obligate the Company to redeem the shares of capital stock held by such stockholders at agreed valuations (based upon a multiple of EBITDA formula). There can be no assurance that sufficient funds will be available to redeem the shares of capital stock held by such stockholders if the Company is required to do so or whether the terms of its outstanding indebtedness at such time will permit such redemption.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The Company does not consider its exposure to market risk to be material.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     There have been no material developments in legal proceedings involving the Company since those reported in the Company's Report on Form 10-K for the fiscal year ended December 31, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits --
              Exhibit 11       Computation of Earnings per Share
              Exhibit 12.1     Statement Regarding Computation of Earnings to Fixed Charges
                               and Preferred Stock Dividends
              Exhibit 27.1-.2  Financial Data Schedules

         (b)  Reports on Form 8-K
              No report on Form 8-K was filed during the quarter ended April 1, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2000
                                          HEAFNER TIRE GROUP, INC.

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