Form 10-Q
period 2000-07-01
HEAFNER TIRE GROUP INC
filed 2000-08-15
CIK 1068152

   -----------------------------------------------------------------------------
   -----------------------------------------------------------------------------

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                             ------------------------

                                     FORM 10-Q

      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 1, 2000

                                               OR

      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 333-61713

                            HEAFNER TIRE GROUP, INC.


                  DELAWARE                                      56-0754594
       (State or other jurisdiction of               (IRS Employer Identification No.)
       incorporation or organization)

     2105 WATER RIDGE PARKWAY, SUITE 500                           28217
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

                               TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----

PART I.           FINANCIAL INFORMATION

  ITEM 1.         Financial Statements
                  Condensed Consolidated Balance Sheets -- July 1, 2000           1
                    (unaudited) and December 31, 1999.........................
                  Condensed Consolidated Statements of Operations                 2
                    (unaudited) -- Quarters and Six Months Ended July 1, 2000
                    and June 30, 1999.........................................
                  Condensed Consolidated Statements of Cash Flows                 3
                    (unaudited) -- Quarters and Six Months Ended July 1, 2000
                    and June 30, 1999.........................................
                  Notes to Condensed Consolidated Financial Statements........    4

  ITEM 2.         Management's Discussion and Analysis of Financial Condition     8
                    and Results of Operations.................................

  ITEM 3.         Quantitative and Qualitative Disclosures about Market          12
                    Risk......................................................

PART II.          OTHER INFORMATION

  ITEM 1.         Legal Proceedings...........................................   13

  ITEM 6.         Exhibits and Reports on Form 8-K............................   13

                  Signatures..................................................   14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                            HEAFNER TIRE GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                              JULY 1, 2000   DECEMBER 31, 1999
                                                              ------------   -----------------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $  6,521         $  6,497
  Accounts receivable, net of allowances of $3,551 and
     $2,385.................................................     115,343           88,207
  Inventories, net..........................................     176,678          148,865
  Other current assets......................................      39,020           39,932
                                                                --------         --------
          Total current assets..............................     337,562          283,501
                                                                --------         --------
Property and equipment, net.................................      61,545           47,624
Goodwill, net...............................................     112,740          107,112
Other intangible assets, net................................      11,994            7,968
Other assets................................................      15,055           13,041
                                                                --------         --------
                                                                $538,896         $459,246
                                                                ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $213,924         $160,861
  Accrued expenses..........................................      31,521           29,437
  Current maturities of long-term debt......................       3,186            1,792
                                                                --------         --------
          Total current liabilities.........................     248,631          192,090
                                                                --------         --------
Revolving credit borrowings.................................      95,366           74,688
Long-term debt..............................................     164,190          160,112
Other liabilities...........................................      13,777            9,604
Preferred stock series A -- 4% cumulative, 7,000 shares
  authorized, issued and outstanding........................       7,000            7,000
Preferred stock series B -- variable rate cumulative, 4,500
  shares authorized, issued and outstanding.................       4,094            4,094
Warrants....................................................       1,137            1,137
Commitments and contingencies
Stockholders' equity:
  Class A Common stock, par value $.01 per share; authorized
     10,000,000 shares; 5,286,917 shares issued and
     outstanding............................................          53               53
  Class B Common stock, par value $.01 per share; authorized
     20,000,0000 shares.....................................          --               --
  Additional paid-in capital................................      23,981           23,981
  Notes receivable from sale of stock.......................      (1,046)          (1,092)
  Retained deficit..........................................     (18,287)         (12,421)
                                                                --------         --------
          Total stockholders' equity........................       4,701           10,521
                                                                --------         --------
                                                                $538,896         $459,246
                                                                ========         ========

     The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                            HEAFNER TIRE GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                 (in thousands)

                                                         QUARTERS ENDED                SIX MONTHS ENDED
                                                  ----------------------------   ----------------------------
                                                  JULY 1, 2000   JUNE 30, 1999   JULY 1, 2000   JUNE 30, 1999
                                                  ------------   -------------   ------------   -------------
Net sales.......................................    $287,681       $266,453        $542,109       $505,845
Cost of goods sold..............................     223,564        206,151         419,943        393,600
                                                    --------       --------        --------       --------
  Gross profit..................................      64,117         60,302         122,166        112,245
Selling, general and administrative expenses....      62,166         53,263         119,026        102,545
                                                    --------       --------        --------       --------
  Income from operations........................       1,951          7,039           3,140          9,700
                                                    --------       --------        --------       --------
Other income (expense):
  Interest expense, net.........................      (6,147)        (5,575)        (11,976)       (10,687)
  Other income..................................         195            588             772            986
                                                    --------       --------        --------       --------
Income (loss) from operations before provision
  (benefit) for income taxes....................      (4,001)         2,052          (8,064)            (1)
Provision (benefit) for income taxes............      (1,046)         1,849          (2,198)           989
                                                    --------       --------        --------       --------
Net income (loss)...............................    $ (2,955)      $    203        $ (5,866)      $   (990)
                                                    ========       ========        ========       ========

     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                            HEAFNER TIRE GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                         QUARTERS ENDED                SIX MONTHS ENDED
                                                  ----------------------------   ----------------------------
                                                  JULY 1, 2000   JUNE 30, 1999   JULY 1, 2000   JUNE 30, 1999
                                                  ------------   -------------   ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...............................    $ (2,955)      $    203        $ (5,866)      $   (990)
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities, net of acquisitions --
  Depreciation and amortization of goodwill and
     other intangibles..........................       5,339          4,200          10,206          8,440
  Amortization of other assets..................         292            216             573            432
  Other, net....................................         (12)            94             (54)           180
Change in assets and liabilities:
  Accounts receivable, net......................      (7,711)       (12,144)        (16,428)       (27,377)
  Inventories, net..............................      (6,979)       (14,049)         (8,514)       (22,141)
  Other current assets..........................      (8,291)        (9,573)          2,359          8,204
  Accounts payable and accrued expenses.........      17,167         10,419          32,674          1,640
  Other, net....................................        (190)          (264)           (226)          (386)
                                                    --------       --------        --------       --------
          Net cash provided by (used in)
            operating activities................      (3,340)       (20,898)         14,724        (31,998)
                                                    --------       --------        --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of California Tire, net of cash
  acquired......................................          --           (118)             --         (4,068)
Acquisition of Tires Centers, Inc...............      (2,020)            --          (2,020)            --
Acquisition of T.O. Haas, net of cash
  acquired......................................     (23,519)            --         (23,519)            --
Payments on deferred purchase price of acquired
  business......................................      (1,132)            --          (3,253)            --
Purchase of property and equipment..............      (2,761)        (3,367)         (5,506)        (6,577)
Proceeds from sale of property and equipment....         251            106             849            106
Other, net......................................         140         (1,918)             (2)        (2,468)
                                                    --------       --------        --------       --------
          Net cash used in investing
            activities..........................     (29,041)        (5,297)        (33,451)       (13,007)
                                                    --------       --------        --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in revolving credit borrowings.........      28,296         24,026          20,678         44,245
Principal payments on long-term debt............        (167)        (1,629)           (866)        (3,065)
Other, net......................................        (234)        (2,070)         (1,061)        (2,442)
                                                    --------       --------        --------       --------
          Net cash provided by financing
            activities..........................      27,895         20,327          18,751         38,738
                                                    --------       --------        --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...................................      (4,486)        (5,868)             24         (6,267)
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD........................................      11,007          6,249           6,497          6,648
                                                    --------       --------        --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD........    $  6,521       $    381        $  6,521       $    381
                                                    ========       ========        ========       ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION --
Cash payments for interest......................    $  9,638       $  8,685        $ 11,499       $  9,543
                                                    ========       ========        ========       ========
Cash payments for taxes.........................    $     --       $     69        $     --       $    145
                                                    ========       ========        ========       ========

     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                            HEAFNER TIRE GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS:

     Heafner Tire Group, Inc. and subsidiaries (the "Company") (formerly The J.
H. Heafner Company, Inc.), is a Delaware corporation primarily engaged in the wholesale distribution of tires and tire accessories and the operation of retail tire and automotive service stores.

2. BASIS OF PRESENTATION:

     The unaudited condensed consolidated balance sheet as of July 1, 2000, and the condensed consolidated statements of operations and cash flows for the quarters and six months ended July 1, 2000 and June 30, 1999, have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements reported on Form 10-K for the fiscal year ended December 31, 1999. The results of the operations for the quarter and the six months ended July 1, 2000 are not necessarily indicative of the operating results for the full fiscal year.

     Effective January 1, 2000, the Company changed its fiscal year end to the Saturday closest to December 31. Prior to 2000, the fiscal year ended on December 31. Certain prior period amounts have been reclassified to conform with current period presentation.

3. RECENT ACCOUNTING PRONOUNCEMENTS:

     In May 2000, the Emerging Issues Task Force ("EITF") of the FASB announced that it had reached a conclusion on Issue 00-14, "Accounting for Certain Sales Incentives". Issue 00-14 establishes requirements for the recognition and display of sales incentives such as discounts, coupons and rebates within the financial statements. The EITF conclusions on this issue will become effective during the third quarter of fiscal 2000. Because of the timing of the release of these conclusions, the Company has yet to fully assess their effect on the results of operations and financial position. However, the adoption of this statement may result in the reclassification of various costs within the captions of the income statement. At this time, the Company does not believe that the adoption of this statement would modify the pretax earnings or net income presented in these statements.

4. ACQUISITIONS:

     On May 25, 2000, the Company purchased all of the outstanding common stock of T.O. Haas Holding Co. ("Haas"), a tire wholesaler, retreader and retailer, located in Lincoln, Nebraska. In connection with the acquisition, the Company sold certain parcels of real estate owned by Haas and leased them back in a transaction which closed on August 8, 2000. The net purchase price of the Haas acquisition, giving effect to the real estate transaction and subject to adjustment as provided in the agreement, was approximately $28.6 million (including $1.6 million of assumed debt), of which approximately $1.5 million was withheld at closing pending adjustment as provided in the agreement and $5.2 million is payable in the form of noncompete and stayput payments over a period of 6 years. The excess of the purchase price over the net tangible assets acquired was allocated to goodwill ($9.6 million) and other intangibles ($4.1 million) and is being amortized over 15 years and 6 years, respectively.

     On April 28, 2000, the Company purchased certain assets of Tire Centers, LLC ("TCI"), a wholly owned subsidiary of Michelin North America, Inc. The total purchase price was approximately $4.1 million, consisting of $2.0 million in cash and approximately $2.1 million payable within 15 days of final determination

                            HEAFNER TIRE GROUP, INC.

of the purchase price. The excess of the purchase price over the net tangible assets acquired was allocated primarily to other intangibles ($1.1 million) and is being amortized over 5 years.

     These transactions have been accounted for as purchases and accordingly, results of operations for the acquired businesses have been included in the unaudited condensed consolidated statements of operations from the acquisition dates. Preliminary allocations of the purchase prices have been recorded in the accompanying unaudited condensed consolidated financial statements as of July 1, 2000, based on management's best estimate of assets acquired and liabilities assumed.

5. REVOLVING CREDIT FACILITY:

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

     The New Revolver has a five-year term expiring in March 2005, extendable by the Company and the banks for an additional five years. Indebtedness under the New Revolver bears interest, at the Company's option, (i) at the Base Rate, as defined, plus the applicable margin or (ii) at the Eurodollar Rate, as defined, plus the applicable margin. In July 2000, the New Revolver was amended to, among other things, permit the acquisition of the assets of American Tire Distributors ("ATD") on July 21, 2000 (see Note 9) and amend certain covenants contained therein. In connection with these amendments, the applicable margins for Eurodollar Rate Loans in the pricing grid were increased by 0.25%, resulting in an applicable margin of 0.5% for Base Rate Loans and an applicable margin of 2.25% for Eurodollar Rate Loans through December 31, 2000.

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

                            HEAFNER TIRE GROUP, INC.

6. SEGMENT INFORMATION:

     The Company classifies its business interests into four fundamental segments: southeastern wholesale distribution of tires and products, western wholesale distribution of tires and products, western retail sales of tires, products and services and corporate. The Company evaluates performance based on several factors, of which the primary financial measure is income (loss) before interest expense, income taxes, noncash amortization of intangible assets and depreciation ("EBITDA"). For the quarter and six months ended July 1, 2000, the results of Haas since the May 25, 2000 acquisition date are included in the western wholesale segment (in 000's):

                                    SOUTHEASTERN    WESTERN    WESTERN
                                     WHOLESALE     WHOLESALE   RETAIL    CORPORATE   ELIMINATIONS    TOTALS
                                    ------------   ---------   -------   ---------   ------------   --------
Quarter ended July 1, 2000 --
  Revenues........................    $177,235     $ 64,827    $45,513   $    106     $      --     $287,681
  EBITDA(1).......................       9,287        2,770     (3,308)    (1,264)           --        7,485
  Segment assets..................     262,991      185,194     94,267    326,695      (330,251)     538,896
  Expenditures for segment
     assets.......................         896          155      1,652         58            --        2,761
Six months ended July 1, 2000 --
  Revenues........................    $339,903     $112,876    $89,150   $    180     $      --     $542,109
  EBITDA(1).......................      15,412        5,414     (3,908)    (2,800)           --       14,118
  Segment assets..................     262,991      185,194     94,267    326,695      (330,251)     538,896
  Expenditures for segment
     assets.......................       1,451          854      2,863        338            --        5,506
Quarter ended June 30, 1999 --
  Revenues........................    $175,815     $ 47,771    $42,867   $     --     $      --     $266,453
  EBITDA(1).......................       8,707        3,915      1,443     (2,238)           --       11,827
  Segment assets..................     291,985      167,044     82,617    261,783      (321,519)     481,910
  Expenditures for segment
     assets.......................       1,200          483      1,684         --            --        3,367
Six months ended June 30, 1999 --
  Revenues........................    $334,068     $ 92,258    $79,519   $     --     $      --     $505,845
  EBITDA(1).......................      14,316        7,065      1,123     (3,378)           --       19,126
  Segment assets..................     291,985      167,044     82,617    261,783      (321,519)     481,910
  Expenditures for segment
     assets.......................       1,839        1,110      3,578         50            --        6,577

---------------

 (1) EBITDA represents income (loss) before interest expense, income taxes, noncash amortization of intangible assets and depreciation. For the quarters ended July 1, 2000 and June 30, 1999, interest expense in the condensed consolidated statement of operations includes $0.3 million and $0.2 million, respectively, of amortization expense related to deferred transaction fees. For the six months ended July 1, 2000 and June 30, 1999, interest expense in the condensed consolidated statement of operations includes $0.6 million and $0.4 million, respectively, of amortization expense related to deferred transaction fees.

                            HEAFNER TIRE GROUP, INC.

7. SUBSIDIARY GUARANTOR FINANCIAL INFORMATION:

     The Series D Notes are guaranteed on a full, unconditional and joint and several basis by all of the Company's direct subsidiaries, each of which is wholly owned. The combined summarized information of these subsidiaries is as follows (000's):

                                                             AS OF AND FOR    AS OF AND FOR
                                                                THE SIX          THE SIX
                                                                 MONTHS           MONTHS
                                                                 ENDED            ENDED
                                                              JULY 1, 2000    JUNE 30, 1999
                                                             --------------   --------------
Current assets.............................................     $149,931         $100,645
Noncurrent assets..........................................      129,530          147,953
Current liabilities........................................       94,933           59,022
Noncurrent liabilities.....................................       13,208            7,285
Net sales..................................................      202,026          171,777
Gross profit...............................................       64,651           58,660
Net loss...................................................       (3,483)          (1,383)

     The above information excludes $55.7 and $45.0 million of net intercompany payable and $30.1 and $29.1 million of intercompany sales of the Company's subsidiary guarantors as of and for the quarters ended July 1, 2000 and June 30, 1999, respectively. In the preparation of the Company's condensed consolidated financial statements, all intercompany accounts are eliminated.

8. COMMITMENTS AND CONTINGENCIES:

     See "PART II -- OTHER INFORMATION, Item 1. Legal Proceedings."

     The Company is party to various lawsuits and claims, including purported class actions, arising in the normal course of business. In the opinion of management, these lawsuits and claims are not, singularly or in the aggregate, material to the Company's financial position or results of operations.

9. SUBSEQUENT EVENTS:

     On July 21, 2000, the Company purchased the assets of ATD, the wholesale division of Merchant's, Inc. The aggregate purchase price, subject to adjustment, was approximately $39.0 million, of which $1.9 million is held in escrow. After giving effect to estimated normal working capital requirements, the Company's investment in ATD is expected to be approximately $24 million.

     On July 26, 2000, the Company settled all outstanding claims with the previous shareholders of Winston as described in the Company's Report on Form 10-K for the fiscal year ended December 31, 1999. In connection with the settlement, the Company received $1.0 million in cash on July 28, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of the results of operations, financial condition and liquidity of the Company should be read in conjunction with the financial statements and the related notes included in this report.

OVERVIEW

     The Company sells its products to a variety of markets, both in terms of end-users and geography. The Company's distribution channels consist of Southeastern Wholesale, Western Wholesale, and Western Retail tires and automotive service. For the quarter ended July 1, 2000, net sales through such channels accounted for approximately 61.6%, 22.5% and 15.9%, respectively, of consolidated net sales. For the six months ended July 1, 2000, net sales through such channels accounted for approximately 62.7%, 20.8% and 16.5%, respectively, of consolidated net sales. The Company believes that the diversity of its markets helps stabilize its sales and earnings.

     The Company acquired certain assets and operations from TCI on April 28, 2000, and acquired all the outstanding stock of Haas on May 25, 2000. Therefore, the results of operations for the quarter and six months ended July 1, 2000 include the operations acquired from TCI subsequent to April 28, 2000 and include the operations of Haas subsequent to May 25, 2000.

RESULTS OF OPERATIONS

QUARTERS ENDED JULY 1, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

     The following table sets forth certain selected information regarding the Company's segments (in millions):

                                                                QUARTER ENDED
                                                              ------------------
                                                              JULY 1,   JUNE 30,
                                                               2000       1999
                                                              -------   --------
Net sales
  Southeastern Wholesale....................................  $177.2     $175.8
  Western Wholesale.........................................    64.8       47.8
                                                              ------     ------
          Total Wholesale...................................   242.1      223.6
  Western Retail............................................    45.5       42.9
  Corporate.................................................     0.1        0.0
                                                              ------     ------
  Consolidated..............................................  $287.7     $266.5
                                                              ======     ======
EBITDA
  Southeastern Wholesale....................................  $  9.3     $  8.7
  Western Wholesale.........................................     2.8        3.9
                                                              ------     ------
          Total Wholesale...................................    12.1       12.6
  Western Retail............................................    (3.3)       1.4
  Corporate.................................................    (1.3)      (2.2)
                                                              ------     ------
  Consolidated..............................................  $  7.5     $ 11.8
                                                              ======     ======

     Consolidated net sales increased by $21.2 million, or 8.0%, to $287.7 million in the second quarter 2000 compared to $266.5 million in the second quarter 1999. Of the increase, Haas contributed $9.9 million, accounting for a 3.7% increase over prior year. Excluding the Haas operations, sales increased $11.4 million or 4.3% over the same quarter last year. The precise effect on sales of the TCI assets purchased cannot be determined due to the merger of these assets into various segments of the business. Market demand for all products was moderate to low in the second quarter 2000 compared to high demand in the second quarter 1999. Sales growth was driven by the entry into new markets, either through acquisition or expansion, combined with the effects of the Company's marketing programs. Competition was strong across all segments in the second quarter as competitors fought for limited sales dollars.

     Gross profit increased from $60.3 million in the second quarter 1999 to $64.1 million in the second quarter 2000. Gross profit as a percentage of sales decreased from 22.6% to 22.3%, as a result of slightly lower retail gross margins, combined with the effects of wholesale sales comprising a greater percentage of consolidated sales in 2000 than in 1999.

     Selling, general, and administrative expenses increased by $8.9 million in the second quarter 2000 representing 21.6% as a percentage of sales compared to 20.0% in 1999. Increased operating expenses were primarily wage, occupancy and vehicle costs, a direct result of expanding operations in 2000. Interest and other expenses increased in the second quarter 2000 by $1.0 million to $6.0 million due to higher borrowings on the revolving credit line for acquisitions and capital additions.

     The income tax benefit in the second quarter 2000 was $1.0 million compared to an income tax provision of $1.8 million for the same quarter in 1999. The net loss for the second quarter 2000 was $3.0 million or (1.0)% of net sales compared to net income of $0.2 million or 0.1% of net sales in the second quarter 1999.

Southeastern Wholesale Distribution

     Net sales in the Southeastern Wholesale Distribution segment increased $1.4 million, or 0.8% from net sales of $175.8 million in the second quarter 1999 compared to $177.2 million in the second quarter 2000. Sales growth in the Southeast was slower than anticipated in the second quarter 2000 due to some of the same factors present in the first quarter, including a softer replacement market, increased competition, and lower wheel sales. Sales of tires, supplies, and equipment increased from prior year levels, but sales of custom wheels were $2.7 million lower in the second quarter 2000 compared to the same period in 1999. The Company's wheel program in the Southeast has been hampered by changes in suppliers and limited supply of some wheel lines. The Company expects that the introduction of new and more effective marketing programs will improve sales growth in future quarters.

     EBITDA increased $0.6 million from $8.7 million in the second quarter 1999 to $9.3 million in the second quarter 2000 primarily as a result of improved gross profit margin. The increase in gross profit margin is largely attributable to an improved sales mix in 2000. Selling, general, and administrative expenses increased by $1.1 over the second quarter 1999 primarily due to rising fuel costs and higher wages.

Western Wholesale Distribution

     Net sales in the Western Wholesale Distribution segment increased by $17.1 million or 35.7% from $47.8 million net sales in the second quarter 1999 to $64.8 million in the second quarter 2000. Of the increase, Haas contributed $9.9 million, accounting for a 20.7% increase over prior year. Excluding the Haas operations, sales increased $7.2 million or 15.0% over the same quarter last year. The sales increase can be attributed to expanded operations with one new distribution warehouse in Southern California as well as the TCI acquired operations and assets merged into the Western Wholesale operations.

     EBITDA decreased from $3.9 million in the second quarter 1999 to $2.8 million in the second quarter 2000. Gross profit margins were down in the second quarter due primarily to competitive pressure in expansion markets. Operating expenses were up primarily due to the expansion into Southern California with the Carson, California warehouse facility and the acquired operations of TCI and Haas.

Western Retail

     The Western Retail segment experienced an increase in net sales in the second quarter of $2.6 million or 6.2%, up from $42.9 million in the second quarter 1999 to $45.5 million in the second quarter 2000. Western Retail operated 198 retail stores as of July 1, 2000 compared to 195 stores as of June 30, 1999. While sales per store increased 2.6%, same store sales were flat compared to the second quarter of 1999. EBITDA fell in the second quarter from $1.4 million in 1999 to $(3.3) in 2000. Lower gross margins and significantly higher operating expenses than the second quarter of 1999 gave rise to the loss in the quarter. The Company's rollout and installation of its new point-of-sale computer system in all of its stores during 2000 have given rise to a number of problems. These problems relate primarily to communication, summarization and control.

Significant expenses associated with these problems and their correction were incurred during the second quarter of 2000. Management has taken a number of actions to reduce costs and improve profits which are expected to reverse the EBITDA losses experienced in the Western Retail segment during 2000. These actions include headcount reductions, additional vendor discounts, controlled management of parts pricing and a return to selected price-based print advertising. While these actions are aimed at improving profitability during the second half of 2000, there can be no assurance that they will be successful or that the division will be profitable.

SIX MONTHS ENDED JULY 1, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

     The following table sets forth certain selected information regarding the Company's segments (in millions):

                                                               SIX MONTHS ENDED
                                                              ------------------
                                                              JULY 1,   JUNE 30,
                                                               2000       1999
                                                              -------   --------
Net sales
  Southeastern Wholesale....................................  $339.9     $334.1
  Western Wholesale.........................................   112.9       92.3
                                                              ------     ------
          Total Wholesale...................................   452.8      426.3
  Western Retail............................................    89.2       79.5
  Corporate.................................................     0.2        0.0
                                                              ------     ------
  Consolidated..............................................  $542.1     $505.8
                                                              ======     ======
EBITDA
  Southeastern Wholesale....................................  $ 15.4     $ 14.3
  Western Wholesale.........................................     5.4        7.1
                                                              ------     ------
          Total Wholesale...................................    20.8       21.4
  Western Retail............................................    (3.9)       1.1
  Corporate.................................................    (2.8)      (3.4)
                                                              ------     ------
  Consolidated..............................................  $ 14.1     $ 19.1
                                                              ======     ======

     Consolidated net sales increased by $36.3 million, or 7.2% to $542.1 million in the six month period 2000 compared to $505.8 million in the six month period 1999. Of the increase, Haas contributed $9.9 million, accounting for a 2.0% increase over prior year. Excluding the Haas operations, sales increased $26.4 million or 5.2% over the same period last year. The precise effect on sales of the TCI operations acquired cannot be determined due to the merger of these assets and operations into various segments of the business. Market demand for all products was moderate in the six month period 2000 compared to high demand in the six month period 1999. The Company believes that its sales increase outpaced the industry rate of growth for the six month period. The sales increase in 2000 was due primarily to the effect of acquisitions and better product line offerings and more focus on marketing programs. Competition was strong across all segments in the period as competitors fought for limited sales dollars.

     Gross profit increased from $112.2 million in the six month period 1999 to $122.2 million in the six month period 2000. Gross profit as a percentage of sales increased from 22.2% to 22.5%, as a result of improved product mix and price.

     Selling, general, and administrative expenses increased by $16.5 million in the six month period 2000 representing 22.0% as a percentage of sales compared to 20.3% in the six month period 1999. Increased operating expenses were primarily wage, occupancy and vehicle cost, a direct result of expanding operations in 2000 and higher fuel cost. Interest and other expenses increased in the six month period 2000 by $1.5 million to $11.2 million due to higher borrowings on the revolving credit line for acquisitions and capital additions.

     The income tax benefit in the six month period 2000 was $2.2 million compared to an income tax provision of $1.0 million for the six month period 1999. The net loss for the six month period 2000 was $5.9 million or (1.1)% of net sales compared to a net loss of $1.0 million or (0.2)% of net sales in the six month period 1999.

Southeastern Wholesale Distribution

     Net sales in the Southeastern Wholesale Distribution segment increased $5.8 million, or 1.7% from net sales of $334.1 million in the six month period 1999 compared to $339.9 million in the six month period 2000. The precise effect of the TCI operations acquired during the period cannot be determined as the assets were merged into existing facilities.

     EBITDA increased $1.1 million from $14.3 million in the six month period 1999 to $15.4 million in the six month period 2000. Gross profit margins increased from 16.5% to 17.4% as a percent of sales for the six month period 1999 and 2000, respectively. Sales volume and higher gross profit margins accounted for the EBITDA increase. However, selling, general, and administrative expenses increased from 13.4% to 13.9% as a percent of sales for the six month period 1999 and 2000, respectively. Higher wages and occupancy were the direct result of expanded operations and sales volume.

Western Wholesale Distribution

     Net sales in the Western Wholesale Distribution segment increased by $20.6 million or 22.3% from $92.3 million in the six month period 1999 to $112.9 million in the six month period 2000. The acquired Haas operations contributed $9.9 million, accounting for a 10.7% increase over prior year. Excluding the Haas operations, sales increased $10.8 million or 11.6% over the same period last year. The sales increase can be attributed to expanded operations with one new distribution warehouse in Southern California, as well as TCI acquired operations merged into the Western Wholesale operations.

     EBITDA decreased from $7.1 million in the six month period 1999 to $5.4 million in the six month period 2000. Gross profit margins were 18.6% in the six month period 2000 versus 19.7% for the six month period 1999. Margins were down primarily due to competitive pressure in expansion markets. Operating expenses were up from $20.0 million in the six month period 1999 to $24.4 million for the six month period 2000 primarily due to the expansion into Southern California and the acquired operations of TCI and Haas. However, as a percentage of sales, operating expenses increased slightly at 17.1% and 16.5% for the six month period 2000 and 1999, respectively. Substantially all of the EBITDA decline in Western Wholesale Distribution can be attributed to margin pressures associated with expansion and acquisitions. Some margin pressure will continue in future quarters as the Company attracts new customers and builds its distribution business in Southern California.

Western Retail

     The Western Retail segment experienced an increase in net sales in the six month period 2000 of $9.6 million or 12.1%, up from $79.5 million in the six month period 1999 to $89.2 million. Western Retail operated 198 retail stores as of July 1, 2000 compared to 195 stores as of June 30, 1999. Sales per store improved by 6.6% in the six month period 2000 compared to 1999. EBITDA fell from $1.1 million in the six month period 1999 to $(3.9) million in six month period 2000. Problems associated with the new point-of-sale software rollout affected operating results in the six month period 2000. Management has taken a number of corrective actions to reduce costs and improve profitability to the extent of reversing EBITDA losses experienced at Western Retail in the six month period 2000. These actions include headcount reductions, additional vendor discounts, controlled management of parts pricing, and a return to selected price-based print advertising. While these actions are aimed at improving profitability over the next six months of 2000, there can be no assurance that they will be successful or that the division will be profitable.

LIQUIDITY AND CAPITAL RESOURCES

     At July 1, 2000 the combined net indebtedness (net of cash) of the Company was $256.2 million compared to $230.1 million (net of cash) at December 31, 1999. On March 6, 2000 the revolving credit facility was amended to provide, among other things, maximum borrowings thereunder up to $200 million or a borrowing base comprised of specified percentages of accounts receivable and inventory, whichever is less. As of July 1, 2000, $42.6 million was available for additional borrowings under the credit facility.

     On July 20, 2000, the revolving credit facility was amended to permit, among other things, the acquisition of the assets of ATD on July 21, 2000, and also to amend certain covenants contained therein. In connection with these amendments and covenants, the applicable margins in the pricing grid for Eurodollar Rate Loans were increased by 0.25%, resulting in an applicable margin of 0.5% for Base Rate Loans and an applicable margin of 2.25% for Eurodollar Rate Loans through December 31, 2000. At the same time, the banks waived the effects of a failure to meet the minimum Net Worth covenant, as defined in the credit agreement, as of May 27, 2000. As of July 1, 2000, the Company's Net Worth, as defined, is in excess of the minimum required, which was not amended, and management expects that such amount will remain above the minimum for the foreseeable future.

     The Company's principal sources of cash during the second quarters ended 2000 and 1999 came from operations and borrowings under the revolving credit facility. Cash used in operating activities totaled $3.3 million and $20.9 million respectively, during each of those periods. Trade accounts receivable increased by $7.7 million in the second quarter 2000 compared to $12.1 million in the second quarter 1999 due primarily to increased sales levels. Increases in inventories due to seasonal stocking total $7.0 million in the second quarter 2000 compared to $14.0 million in the second quarter 1999. Trade accounts payable and accrued expenses increased by $17.2 million in the second quarter 2000 compared to $10.4 million in the same period 1999. Accounts payable increases in 2000 are the result of seasonal inventory stocking and the absence of anticipation discounts from major vendors.

     Capital expenditures during the second quarter 2000 and 1999 amounted to $2.8 million and $3.4 million, respectively. Capital expenditures in 2000 included $1.7 million in Western Retail for new retail stores, existing retail store refurbishment and relocations, and information systems. Southeastern Wholesale also had expenditures of $0.9 million primarily for warehouse racking.

     The Company anticipates that its principal use of cash going forward will be to meet working capital and debt service requirements and to make capital expenditures which are expected to total approximately $10 million for fiscal 2000. Based upon current and anticipated levels of operations, the Company believes that its cash flow from operations, together with amounts available under the credit facility, will be adequate to meet its anticipated requirements. There can be no assurance, however, that the Company's business will continue to generate sufficient cash flow from operations in the future to be applied to meet these requirements or to service its debt, and the Company may be required to refinance all or a portion of its existing debt, or to obtain additional financing. These increased borrowings may result in higher interest payments. In addition, there can be no assurance that any such refinancing would be possible or that any additional financing could be obtained. The inability to obtain additional financing could have a material adverse effect on the Company.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     On July 26, 2000, the Company settled all outstanding claims with the previous shareholders of Winston as described in the Company's Report on Form 10-K for the fiscal year ended December 31, 1999. In connection with the settlement, the Company received $1.0 million in cash on July 28, 2000.

     There have been no other material developments in legal proceedings involving the Company since those reported in the Company's Report on Form 10-K for the fiscal year ended December 31, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits --

              Exhibit 11       Computation of Earnings per Share
              Exhibit 12.1     Statement Regarding Computation of Earnings to Fixed Charges
                               and Preferred Stock Dividends
              Exhibit 27.1-.2  Financial Data Schedules (for SEC use only)

     (b) Reports on Form 8-K

        No report on Form 8-K was filed during the quarter ended July 1, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2000
                                          HEAFNER TIRE GROUP, INC.

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