Form 10-Q
period 2000-09-30
HEAFNER TIRE GROUP INC
filed 2000-11-14
CIK 1068152

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

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of common shares outstanding at November 10, 2000: 5,286,917

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----

PART I.           FINANCIAL INFORMATION

  ITEM 1.         Financial Statements
                  Condensed Consolidated Balance Sheets -- September 30, 2000
                    (unaudited) and December 31, 1999.........................    1
                  Condensed Consolidated Statements of Operations
                    (unaudited) -- Quarters and Nine Months Ended September
                    30, 2000 and 1999.........................................    2
                  Condensed Consolidated Statements of Cash Flows
                    (unaudited) -- Quarters and Nine Months Ended September
                    30, 2000 and 1999.........................................    3
                  Notes to Condensed Consolidated Financial Statements........    4

  ITEM 2.         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.................................    8

  ITEM 3.         Quantitative and Qualitative Disclosures about Market
                    Risk......................................................   12

PART II.          OTHER INFORMATION

  ITEM 1.         Legal Proceedings...........................................   12

  ITEM 6.         Exhibits and Reports on Form 8-K............................   12

                  Signatures..................................................   13

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                            HEAFNER TIRE GROUP, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                              SEPTEMBER 30, 2000   DECEMBER 31, 1999
                                                              ------------------   -----------------
                                                                 (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................       $  4,688            $  6,497
  Accounts receivable, net of allowances of $4,398 and
     $2,385.................................................        138,524              88,207
  Inventories, net..........................................        184,448             148,865
  Other current assets......................................         39,921              39,932
                                                                   --------            --------
          Total current assets..............................        367,581             283,501
                                                                   --------            --------
Property and equipment, net.................................         53,143              47,624
Goodwill, net...............................................        129,095             107,112
Other intangible assets, net................................         10,986               7,968
Other assets................................................         13,492              13,041
                                                                   --------            --------
                                                                   $574,297            $459,246
                                                                   ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................       $241,967            $160,861
  Accrued expenses..........................................         42,861              29,437
  Current maturities of long-term debt......................          2,642               1,792
                                                                   --------            --------
          Total current liabilities.........................        287,470             192,090
                                                                   --------            --------
Revolving credit borrowings.................................         98,665              74,688
Long-term debt..............................................        158,743             160,112
Other liabilities...........................................         13,131               9,604
Preferred stock series A -- 4% cumulative, 7,000 shares
  authorized, issued and outstanding........................          7,000               7,000
Preferred stock series B -- variable rate cumulative, 4,500
  shares authorized, issued and outstanding.................          4,094               4,094
Warrants....................................................          1,137               1,137
Commitments and contingencies
Stockholders' equity:
  Class A Common stock, par value $.01 per share; authorized
     10,000,000 shares; 5,286,917 shares issued and
     outstanding............................................             53                  53
  Class B Common stock, par value $.01 per share; authorized
     20,000,0000 shares.....................................             --                  --
  Additional paid-in capital................................         23,981              23,981
  Notes receivable from sale of stock.......................         (1,046)             (1,092)
  Retained deficit..........................................        (18,931)            (12,421)
                                                                   --------            --------
          Total stockholders' equity........................          4,057              10,521
                                                                   --------            --------
                                                                   $574,297            $459,246
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

                            HEAFNER TIRE GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                 (in thousands)

                                                          QUARTERS ENDED       NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   --------
Net sales.............................................  $358,282   $267,360   $900,391   $773,205
Cost of goods sold....................................   281,183    210,355    701,714    604,170
                                                        --------   --------   --------   --------
  Gross profit........................................    77,099     57,005    198,677    169,035
Selling, general and administrative expenses..........    71,396     51,164    189,834    153,495
Special and nonrecurring charge (recovery)............      (697)     3,500       (697)     3,500
                                                        --------   --------   --------   --------
  Income from operations..............................     6,400      2,341      9,540     12,040
                                                        --------   --------   --------   --------
Other income (expense):
  Interest expense, net...............................    (7,003)    (5,622)   (18,979)   (16,310)
  Other income........................................       617        437      1,389      1,424
                                                        --------   --------   --------   --------
Income (loss) from operations before provision
  (benefit) for income taxes..........................        14     (2,844)    (8,050)    (2,846)
Provision (benefit) for income taxes..................       658       (811)    (1,540)       178
                                                        --------   --------   --------   --------
Net loss..............................................  $   (644)  $ (2,033)  $ (6,510)  $ (3,024)
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

                            HEAFNER TIRE GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                          QUARTERS ENDED       NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss............................................  $   (644)  $ (2,033)  $ (6,510)  $ (3,024)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities, net
     of acquisitions --
     Depreciation and amortization of goodwill and
       other intangibles..............................     6,068      4,359     16,274     12,799
     Amortization of other assets.....................       290        213        863        645
     Special and nonrecurring charges.................        --      3,500         --      3,500
     Other, net.......................................      (199)        87       (253)       267
  Change in assets and liabilities:
     Accounts receivable, net.........................   (11,175)     3,064    (28,075)   (14,772)
     Inventories, net.................................     1,021      1,202     (7,493)      (135)
     Other current assets.............................       760      4,524      3,591    (17,617)
     Accounts payable and accrued expenses............    39,385      9,784     72,058     11,425
     Other, net.......................................       334         19        109       (367)
                                                        --------   --------   --------   --------
       Net cash provided by (used in) operating
          activities..................................    35,840     24,719     50,564     (7,279)
                                                        --------   --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of ATD, net of cash acquired............   (38,976)        --    (38,976)        --
  Acquisition of California Tire, net of cash
     acquired.........................................        --         --         --     (4,068)
  Acquisition of Tires Centers, Inc...................    (2,134)        --     (4,154)        --
  Acquisition of T.O. Haas, net of cash acquired......     2,272         --    (21,247)        --
  Payments on deferred purchase price of acquired
     business.........................................      (197)        --     (3,450)        --
  Purchase of property and equipment..................    (1,983)    (1,702)    (7,489)    (8,279)
  Proceeds from sale of property and equipment........     1,036        856      1,885        962
  Other, net..........................................       (62)       614        (64)    (1,854)
                                                        --------   --------   --------   --------
       Net cash used in investing activities..........   (40,044)      (232)   (73,495)   (13,239)
                                                        --------   --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in revolving credit
     borrowings.......................................     3,299    (13,251)    23,977     30,994
  Principal payments on long-term debt................      (928)      (157)    (1,794)    (3,222)
  Other, net..........................................        --       (592)    (1,061)    (3,034)
                                                        --------   --------   --------   --------
       Net cash provided by (used in) financing
          activities..................................     2,371    (14,000)    21,122     24,738
                                                        --------   --------   --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.........................................    (1,833)    10,487     (1,809)     4,220
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD........     6,521        381      6,497      6,648
                                                        --------   --------   --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD..............  $  4,688   $ 10,868   $  4,688   $ 10,868
                                                        ========   ========   ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION --
  Cash payments for interest..........................  $  2,313   $  1,361   $ 13,812   $ 10,904
                                                        ========   ========   ========   ========
  Cash payments for taxes.............................  $     --   $    750   $     --   $    895
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

2. BASIS OF PRESENTATION:

     The unaudited condensed consolidated balance sheet as of September 30, 2000, and the condensed consolidated statements of operations and cash flows for the quarters and nine months ended September 30, 2000 and 1999, have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements reported on Form 10-K for the fiscal year ended December 31, 1999. The results of the operations for the quarter and the nine months ended September 30, 2000 are not necessarily indicative of the operating results for the full fiscal year.

     Effective January 1, 2000, the Company changed its fiscal year end to the Saturday closest to December 31. Prior to 2000, the fiscal year ended on December 31. Certain prior period amounts have been reclassified to conform with current period presentation.

3. RECENT ACCOUNTING PRONOUNCEMENTS:

     In May 2000, the Emerging Issues Task Force ("EITF") of the FASB announced that it had reached a conclusion on Issue 00-14, "Accounting for Certain Sales Incentives". Issue 00-14 establishes requirements for the recognition and display of sales incentives such as discounts, coupons and rebates within the financial statements. The EITF conclusions on this issue will become effective during the fourth quarter of fiscal 2000. Because of the timing of the release of these conclusions, the Company has yet to fully assess their effect on the results of operations and financial position. However, the adoption of this statement may result in the reclassification of various costs within the captions of the income statement. At this time, we do not believe that the adoption of this statement would modify the pretax earnings or net income presented in these statements.

4. ACQUISITIONS:

     On July 21, 2000, the Company purchased the net assets of American Tire Distributors ("ATD"), the wholesale operations of Merchants, Inc. The total purchase price was approximately $39.0 million, of which approximately $1.9 million is held in escrow. The excess of the purchase price over the net tangible assets acquired was allocated to goodwill (approximately $16.7 million) and is being amortized over 15 years.

     On May 25, 2000, the Company purchased all of the outstanding common stock of T.O. Haas Holding Co. ("Haas"), a tire wholesaler, retreader and retailer, located in Lincoln, Nebraska as well as all of the outstanding common stock of Haas Investment Company ("Haas Investment"). In connection with the acquisition, the Company sold certain parcels of real estate, including substantially all of the assets of Haas Investment, and leased them back in a transaction which closed on August 8, 2000. The net purchase price of the Haas acquisition, giving effect to the real estate transaction and subject to adjustment as provided in the agreement, was approximately $28.4 million (including $1.6 million of assumed debt). Of that amount approximately $1.5 million was withheld at closing pending adjustment as provided in the agreement and $5.2 million is payable in the form of noncompete and stayput payments over a period of 6 years. The excess of the

                            HEAFNER TIRE GROUP, INC.

purchase price over the net tangible assets acquired was allocated to goodwill ($10.6 million) and other intangibles ($4.1 million) and is being amortized over 15 years and 6 years, respectively. Pro forma sales and net loss for the nine months ended September 30, 2000 and 1999, as if Haas had been acquired January 1, 1999, are $941.2 million and $7.8 million and $852.1 million and $4.5 million, respectively.

     On April 28, 2000, the Company purchased certain assets of Tire Centers, LLC ("TCI"), a wholly owned subsidiary of Michelin North America, Inc. The total purchase price was approximately $4.2 million. The excess of the purchase price over the net tangible assets acquired was allocated primarily to other intangibles ($1.1 million) and is being amortized over 5 years.

     These transactions have been accounted for as purchases and, accordingly, results of operations for the acquired businesses have been included in the unaudited condensed consolidated statements of operations from the acquisition dates. Preliminary allocations of the purchase prices have been recorded in the accompanying unaudited condensed consolidated financial statements as of September 30, 2000, based on management's best estimate of assets acquired and liabilities assumed.

5. SPECIAL AND OTHER NONRECURRING CHARGES:

     In the third quarter 1999, the Company, without admitting any fault, entered into a settlement agreement with plaintiffs in a class action lawsuit filed in 1998 on behalf of Winston store managers. The lawsuit alleged that Winston violated certain California wage and business practices regulations. Winston denied these allegations. As a result of this agreement, the Company recorded a pre-tax non-recurring charge of $3.5 million in the third quarter 1999. The nonrecurring charge includes payments of approximately $3.5 million to the plaintiff class members and their attorneys. On July 26, 2000, the Company settled all outstanding claims with the previous shareholders of Winston. In connection with the settlement, the Company received $1.0 million in cash on July 28, 2000.

6. REVOLVING CREDIT FACILITY:

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

     The New Revolver has a five-year term expiring in March 2005, extendable by the Company and the banks for an additional five years. Indebtedness under the New Revolver bears interest, at the Company's option, (i) at the Base Rate, as defined, plus the applicable margin or (ii) at the Eurodollar Rate, as defined, plus the applicable margin. In July 2000, the New Revolver was amended to, among other things, permit the acquisition of the assets of American Tire Distributors ("ATD") on July 21, 2000 and amend certain covenants contained therein. In connection with these amendments, the applicable margins for Eurodollar Rate Loans in the pricing grid were increased by 0.25%, resulting in an applicable margin of 0.5% for Base Rate Loans and an applicable margin of 2.25% for Eurodollar Rate Loans through December 31, 2000.

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

                            HEAFNER TIRE GROUP, INC.

7. SEGMENT INFORMATION:

     The Company classifies its business interests into two fundamental segments: wholesale distribution of tires and products and retail sales of tires, products and services. The Company includes the retail activity for Haas in the Wholesale Distribution segment. Management does not separately analyze this component of the segment due to its immateriality. The Company evaluates performance based on several factors, of which the primary financial measure is income (loss) before interest expense, income taxes, noncash amortization of intangible assets and depreciation ("EBITDA").

                                              WHOLESALE                CORPORATE AND
                                             DISTRIBUTION    RETAIL    ELIMINATIONS     TOTALS
                                             ------------   --------   -------------   --------
Quarter ended September 30, 2000 --
  Revenues.................................    $310,563     $ 47,603     $    116      $358,282
  EBITDA(1)................................      17,657       (3,842)      (1,427)       12,388
  Segment assets...........................     506,816       88,482      (21,001)      574,297
  Expenditures for segment assets..........       1,214          744           25         1,983
Nine months ended September 30, 2000 --
  Revenues.................................    $763,342     $136,753     $    296      $900,391
  EBITDA(1)................................      38,483       (7,750)      (4,227)       26,506
  Segment assets...........................     506,816       88,482      (21,001)      574,297
  Expenditures for segment assets..........       3,519        3,607          363         7,489
Quarter ended September 30, 1999 --
  Revenues.................................    $223,439     $ 43,894     $     27      $267,360
  EBITDA(1)................................      10,411          762         (536)       10,637
  Segment assets...........................     464,315       80,879      (66,461)      478,733
  Expenditures for segment assets..........       1,066          605           31         1,702
Nine months ended September 30, 1999 --
  Revenues.................................    $649,765     $123,413     $     27      $773,205
  EBITDA(1)................................      31,792        1,885       (3,914)       29,763
  Segment assets...........................     464,315       80,879      (66,461)      478,733
  Expenditures for segment assets..........       4,015        4,183           81         8,279

---------------

(1) EBITDA represents income (loss) before interest expense, income taxes, noncash amortization of intangible assets and depreciation. For the quarters ended September 30, 2000 and September 30, 1999, interest expense in the condensed consolidated statements of operations includes $0.3 million and $0.2 million, respectively, of amortization expense related to deferred transaction fees. For the nine months ended September 30, 2000 and September 30, 1999, interest expense in the condensed consolidated statements of operations includes $0.9 million and $0.6 million, respectively, of amortization expense related to deferred transaction fees. For the quarters and nine months ended September 30, 2000 and 1999, EBITDA excludes the impact of the nonrecurring charge (recovery) of $(0.7) million and $3.5 million, respectively.

                            HEAFNER TIRE GROUP, INC.

8. SUBSIDIARY GUARANTOR FINANCIAL INFORMATION:

     The Series D Notes are guaranteed on a full, unconditional and joint and several basis by all of the Company's direct subsidiaries, each of which is wholly owned. The combined summarized information of these subsidiaries is as follows (000's):

                                                         AS OF AND FOR        AS OF AND FOR
                                                        THE NINE MONTHS      THE NINE MONTHS
                                                             ENDED                ENDED
                                                       SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
                                                       ------------------   ------------------
Current assets.......................................       $153,614             $103,567
Noncurrent assets....................................        119,756               99,001
Current liabilities..................................        105,196               67,300
Noncurrent liabilities...............................          7,692                7,292
Net sales............................................        342,719              266,468
Gross profit.........................................        102,327               87,523
Net loss.............................................         (5,800)              (5,445)

     The above information excludes $49.4 and $44.5 million of net intercompany payable and $47.4 and $43.3 million of intercompany sales of the Company's subsidiary guarantors as of and for the quarters ended September 30, 2000 and September 30, 1999, respectively. In the preparation of the Company's condensed consolidated financial statements, all intercompany accounts are eliminated.

9. COMMITMENTS AND CONTINGENCIES:

     See "PART II -- OTHER INFORMATION, Item 1. Legal Proceedings."

     The Company is party to various lawsuits and claims, including purported class actions, arising in the normal course of business. In the opinion of management, these lawsuits and claims are not, singularly or in the aggregate, material to the Company's financial position or results of operations.

     On July 26, 2000, the Company settled all outstanding claims with the previous shareholders of Winston as described note 5. In connection with the settlement, the Company received $1.0 million in cash on July 28, 2000.

     The agreements related to the acquisition of CPW, including employment agreements, contained various provisions which required the Company to make certain calculations regarding results of operations (as defined therein) and make payments based on certain formulas. Previously, the parties mediated the various issues involved in these matters and resolved all issues except for one. By Settlement Agreement dated September 18, 2000 the parties resolved the outstanding issues remaining.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of the results of operations, financial condition and liquidity of the Company should be read in conjunction with the financial statements and the related notes included in this report.

OVERVIEW

     The Company sells its products to a variety of markets, both in terms of end-users and geography. In its Wholesale Distribution segment, it operates in the following regions of the United States: Southeast, Northeast, Plains and in California and Arizona. Its Retail segment operates in California and Arizona. The Company believes that the diversity of its markets helps stabilize its sales and earnings.

     The Company acquired certain assets and operations from TCI on April 28, 2000, acquired all the outstanding stock of Haas on May 25, 2000, and the assets of ATD on July 21, 2000. Therefore, the results of operations for the quarter and nine months ended September 30, 2000 include the acquired operations subsequent to those dates.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1999

     The following table sets forth certain selected information regarding the Company's segments (in millions):

                                                                    QUARTER ENDED
                                                       ---------------------------------------
                                                       SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
                                                       ------------------   ------------------
Net sales
  Wholesale distribution.............................        $310.6               $223.4
  Retail.............................................          47.6                 43.9
  Corporate..........................................           0.1                  0.0
                                                             ------               ------
  Consolidated.......................................        $358.3               $267.4
EBITDA
  Wholesale..........................................        $ 17.7               $ 10.4
  Retail.............................................          (3.8)                 0.8
  Corporate..........................................          (1.4)                (0.5)
                                                             ------               ------
  Consolidated.......................................        $ 12.4               $ 10.6

     Consolidated net sales increased by $90.9 million, or 34.0%, to $358.3 million in the third quarter 2000 compared to $267.4 million in the third quarter 1999. Of the increase, the operations acquired from Haas and ATD accounted for $47.2 million, or a 17.7% increase over prior year. Excluding the Haas and ATD operations, sales increased $43.7 million or 16.3% over the same quarter last year. The precise effect on sales of the TCI assets acquired cannot be determined due to the merger of these operations into various of the Company's existing warehouse operations. Market demand for tire products was very high during the quarter due primarily to heightened consumer awareness of tire safety issues arising from the publicity surrounding the recall of certain Firestone brand tires. In addition to the very strong consumer market for replacement tires, sales growth was driven by the entry into new markets, either through acquisition or expansion, combined with the effects of the Company's marketing programs.

     Gross profit increased from $57.0 million in the third quarter 1999 to $77.1 million in the third quarter 2000. Gross profit as a percentage of sales increased from 21.3% to 21.5%, as a result of this very strong replacement tire market, offset by lower retail gross margins and the effects of wholesale sales comprising a greater percentage of consolidated sales in 2000 than in 1999.

     Selling, general, and administrative expenses increased by $20.2 million in the third quarter 2000 representing 19.9% as a percentage of sales compared to 19.1% in 1999. Increased operating expenses were primarily wage, occupancy and vehicle costs, a direct result of expanding operations in 2000. Interest and other expense increased in the third quarter 2000 by $1.2 million to $6.4 million due to higher borrowings on the revolving credit line for acquisitions and capital additions.

     The income tax provision in the third quarter 2000 was $0.7 million compared to an income tax benefit of $0.8 million for the same quarter in 1999. The net loss for the third quarter 2000 was $0.6 million compared to a net loss of $2.0 million in the third quarter 1999.

Wholesale Distribution

     Net sales in the Wholesale Distribution segment increased $87.1 million, or 39.0% from net sales of $223.4 million in the third quarter 1999 to $310.6 million in the third quarter 2000. Sales growth in the segment was fueled by the strong market for replacement passenger and light truck tires and the effects of acquired operations. Acquired operations accounted for approximately $47.2 million of the sales increase for the third quarter 2000. Excluding the effects of the acquired operations, sales increased $39.9 million, or 17.9% from the prior year. The sales increase over prior year levels was experienced in all geographic regions served by the Company. The Company's aggressive marketing and promotions activities also contributed to the increase in sales levels. Third quarter sales increased over prior year in all product areas, including sales of custom wheels, although such increase was most evident in sales of replacement tires. The Company continues to evaluate opportunities for expansion in geographic territories that it does not currently serve. These opportunities may involve future acquisitions or expansion into new markets through "greenfield" operations. The Company's recent expansions of its wholesale distribution operations in Southern California have contributed to sales growth during the quarter.

     EBITDA increased $7.2 million from $10.4 million in the third quarter 1999 to $17.7 million in the third quarter 2000 primarily as a result of significantly higher sales levels, combined with improved gross profit margins. Gross profit margins increased from 17.8% to 19.4% as a percent of sales for the third quarter 1999 and 2000, respectively. The increase in gross profit margin is largely attributable to an improved sales mix in 2000. Selling, general, and administrative expenses increased by $14.5 million over the third quarter 1999 primarily due to expanded operations, including acquired operations.

Retail

     The Retail segment (Winston Tire Company) experienced an increase in net sales in the third quarter of $3.7 million or 8.5%, up from $43.9 million in the third quarter 1999 to $47.6 million in the third quarter 2000. Retail operated 197 retail stores as of September 30, 2000 compared to 196 stores as of September 30, 1999. EBITDA fell in the third quarter from $0.8 million in 1999 to $(3.8) million in 2000. Lower gross margins and significantly higher operating expenses than the third quarter of 1999 gave rise to the loss in the quarter. The Company's rollout and installation of its new point-of-sale computer system in all of its stores during 2000 have given rise to a number of problems. These problems relate primarily to communication, summarization and control, and significant expenses associated with these problems and their correction were incurred during 2000. Management took a number of actions during the third quarter 2000 to reduce costs and improve profits which were expected to reverse the EBITDA losses experienced in the Retail segment during 2000. These actions included headcount reductions, additional vendor discounts, controlled management of parts pricing and a return to selected price-based print advertising. While many of these actions were successful in reducing costs, the issues to be corrected and problems in the systems capabilities have made the management of store activities very difficult and therefore earnings in the third quarter were significantly less than expected. The point-of-sale system is not yet fully operational, and as a result, the ability of the management team to measure and control the effects of intended changes has been hampered. This, among other things, has further delayed the expected improvement in operating results in Retail. The Company is evaluating a number of options for improving earnings in retail, and therefore improving enterprise value and other measures of financial strength.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     The following table sets forth certain selected information regarding the Company's segments (in millions):

                                                                  NINE MONTHS ENDED
                                                       ---------------------------------------
                                                       SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
                                                       ------------------   ------------------
Net sales
  Wholesale distribution.............................        $763.3               $649.8
  Retail.............................................         136.8                123.4
  Corporate..........................................           0.3                  0.0
                                                             ------               ------
  Consolidated.......................................        $900.4               $773.2
EBITDA
  Wholesale..........................................        $ 38.5               $ 31.8
  Retail.............................................          (7.8)                 1.9
  Corporate..........................................          (4.2)                (3.9)
                                                             ------               ------
  Consolidated.......................................        $ 26.5               $ 29.8

     Consolidated net sales increased by $127.2 million, or 16.4%, to $900.4 million in the nine-month period 2000 compared to $773.2 million in the nine-month period 1999. Of the increase, the operations acquired from the Haas and ATD acquisitions accounted for $57.1 million, or a 7.4% increase over prior year. Excluding the Haas and ATD operations, sales increased $70.1 million or 9.1% over the same period last year. The precise effect on sales of the TCI assets acquired cannot be determined due to the merger of these operations into various of the Company's existing warehouse operations. Market demand for all products was moderate in the first half of 2000, and was extremely strong during the third quarter 2000 compared to reasonably strong demand throughout the nine-month period 1999. The Company believes that its sales increase outpaced the industry rate of growth for the nine-month period. The sales increase in 2000 was due primarily to the effect of acquisitions and better product line offerings and more focus on marketing programs. Competition continues to be strong in the Company's various geographic service areas.

     Gross profit increased from $169.0 million in the nine-month period 1999 to $198.7 million in the nine-month period 2000. Gross profit as a percentage of sales increased from 21.9% to 22.1%, despite lower retail gross margins combined with the effects of wholesale sales comprising a greater percentage of consolidated sales in 2000 than in 1999.

     Selling, general, and administrative expenses increased by $36.3 million in the nine-month period 2000 representing 21.1% as a percentage of sales compared to 19.9% in the nine-month period 1999. Increased operating expenses were primarily wage, occupancy and vehicle cost, a direct result of expanding operations in 2000 and higher fuel cost. Interest expense increased in the nine-month period 2000 by $2.7 million to $19.0 million due to higher borrowings on the revolving credit line for acquisitions and capital additions.

     The income tax benefit in the nine-month period 2000 was $1.5 million compared to an income tax provision of $0.2 million for the nine-month period 1999. The net loss for the nine-month period 2000 was $6.5 million compared to a net loss of $3.0 million in the nine-month period 1999.

Wholesale Distribution

     Net sales in the Wholesale Distribution segment increased $113.6 million, or 17.5%, from net sales of $649.8 million in the nine-month period 1999 to $763.3 million in the nine-month period 2000. Acquired operations accounted for approximately $57.1 million of the sales increase for the nine-month period 2000. The effects of the very strong consumer market for replacement tires during the third quarter resulting from the publicity surrounding the Firestone recall more than offset a rather lackluster sales performance during the first half of 2000.

     EBITDA increased $6.7 million from $31.8 million in the nine-month period 1999 to $38.5 million in the nine-month period 2000. Gross profit margins increased from 18.3% to 19.1% as a percent of sales for the nine-month period 1999 and 2000, respectively. Sales volume and higher gross profit margins accounted for the EBITDA increase. Selling, general, and administrative expenses increased from 14.9% to 15.5% as a percent of sales for the nine-month period 1999 and 2000, respectively. Higher wages and occupancy were the direct result of expanded operations including acquired operations and sales volume.

Retail

     The Retail segment (Winston Tire Company) experienced an increase in net sales in the nine-month period 2000 of $13.3 million or 10.8%, up from $123.4 million in the nine-month period 1999 to $136.8 million. Retail operated 197 retail stores as of September 30, 2000 compared to 196 stores as of September 30, 1999. EBITDA fell from $1.9 million in the nine-month period 1999 to $(7.8) million in nine-month period 2000. The Company's rollout and installation of its new point-of-sale computer system in all of its stores during 2000 have given rise to a number of problems. These problems relate primarily to communication, summarization and control, and significant expenses associated with these problems and their correction were incurred during 2000. Management took a number of actions during the third quarter 2000 to reduce costs and improve profits which were expected to reverse the EBITDA losses experienced in the Retail segment during 2000. These actions included headcount reductions, additional vendor discounts, controlled management of parts pricing and a return to selected price-based print advertising. While many of these actions were successful in reducing costs, the issues to be corrected and problems in the systems capabilities have made the management of store activities very difficult and therefore earnings in the third quarter were significantly less than expected. The point-of-sale system is not yet fully operational, and as a result, the ability of the management team to measure and control the effects of intended changes has been hampered. This, among other things, has further delayed the expected improvement in operating results in Retail. The Company is evaluating a number of options for improving earnings in retail, and therefore improving enterprise value and other measures of financial strength.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000 the combined net indebtedness (net of cash) of the Company was $255.4 million compared to $230.1 million at December 31, 1999. On March 6, 2000 the revolving credit facility was amended to provide, among other things, maximum borrowings thereunder up to $200 million or a borrowing base comprised of specified percentages of accounts receivable and inventory, whichever is less. As of September 30, 2000, $64.7 million was available for additional borrowings under the credit facility.

     The Company's principal sources of cash during the third quarters ended 2000 and 1999 came from operations and borrowings under the revolving credit facility. Cash provided by operating activities totaled $35.8 million and $24.7 million respectively, during each of those periods. Trade accounts receivable increased by $11.2 million in the third quarter 2000 compared to a decrease of $3.1 million in the third quarter 1999 due primarily to increased sales levels. Decreases in inventories totaled $1.0 million in the third quarter 2000 compared to $1.2 million in the third quarter 1999. Trade accounts payable and accrued expenses increased by $39.4 million in the third quarter 2000 compared to $9.8 million in the same period 1999. Accounts payable increases are due primarily to the significantly higher level of sales and purchases in the third quarter ended 2000 and the effects of the ATD acquisition.

     Capital expenditures during the third quarter 2000 and 1999 amounted to $2.0 million and $1.7 million, respectively. Capital expenditures in 2000 included $0.7 million in Retail for new retail stores, existing retail store refurbishment and relocations, and information systems.

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

     The agreements related to the acquisition of CPW, including employment agreements, contained various provisions which required the Company to make certain calculations regarding results of operations (as defined therein) and make payments based on certain formulas. Previously, the parties mediated the various issues involved in these matters and resolved all issues except for one. By Settlement Agreement dated September 18, 2000 the parties resolved the outstanding issues remaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits --

              Exhibit 11       Computation of Earnings per Share
              Exhibit 12.1     Statement Regarding Computation of Earnings to Fixed Charges
                               and Preferred Stock Dividends
              Exhibit 27.1-.2  Financial Data Schedules

     (b) Reports on Form 8-K

        No report on Form 8-K was filed during the quarter ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2000
                                          HEAFNER TIRE GROUP, INC.

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