Form 10-K405
period 2000-12-30
HEAFNER TIRE GROUP INC
filed 2001-04-09
CIK 1068152

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

     Number of common shares outstanding at March 30, 2001: 5,271,917
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
ITEM 1.   Description of Business.....................................    1
ITEM 2.   Description of Properties...................................    5
ITEM 3.   Legal Proceedings...........................................    5
ITEM 4.   Submission of Matters to a Vote of Security Holders.........    5

                                  PART II
ITEM 5.   Market for Registrant's Common Stock and Related Security
          Holder Matters..............................................    6
ITEM 6.   Selected Financial Data.....................................    6
ITEM 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    7
ITEM 7A.  Quantitative and Qualitative Disclosure About Market Risk...    9
ITEM 8.   Financial Statements and Supplementary Data.................   10
ITEM 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   37

                                  PART III
ITEM 10.  Directors and Executive Officers of the Registrant..........   37
ITEM 11.  Executive Compensation......................................   40
ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   46
ITEM 13.  Certain Relationships and Related Transactions..............   47
ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   49
          Signatures..................................................   54

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

     Heafner Tire Group, Inc. (formerly The J.H. Heafner Company, Inc.) (together with its subsidiaries, "Heafner" or "the Company"), is one of the largest independent suppliers of tires to the replacement tire market in the United States. Heafner operates 73 distribution centers servicing all or parts of 35 states. Through this distribution network, the Company supplied over 15 million tires in 2000 and currently serves an average of 30,000 customers each month. In addition to its tire sales, Heafner is a significant independent distributor and retailer of aftermarket wheels, automotive replacement parts and accessories and automotive service equipment.

     Founded in 1935, Heafner has grown over the past four years both by consistent growth in revenues which exceeded the industry average, and acquisitions. Heafner acquired Winston Tire Company (formerly Oliver & Winston) ("Winston") in 1997, Speed Merchant, d/b/a Competition Parts Warehouse ("CPW") in 1998 and merged with ITCO Logistics Corporation in 1998. Heafner acquired California Tire Company in 1999 and in 2000, the Company acquired certain assets of Tire Centers, LLC, the outstanding common stock of T.O. Haas Tire Company and the distribution operations of Merchant's, Inc., known as American Tire Distributors.

     In May 1999, the majority owners of Heafner's Class A and Class B common stock sold their shares to Charlesbank Equity Fund IV, a Massachusetts general partnership. On August 20, 1999, the Company reincorporated in Delaware (previously incorporated in North Carolina) and simultaneously changed its name from The J.H. Heafner Company, Inc. to Heafner Tire Group, Inc.

     Effective January 26, 2001, the Company's Board of Directors authorized the exit from retail operations and determined that it was in the Company's best interest to concentrate solely on wholesale distribution, which it considers to be its core business. In that regard, the Company is pursuing the sale of the operations of Winston, its retail segment, and anticipates that the disposition will be completed by the summer of 2001. Accordingly, this segment has been reflected as a discontinued operation in the accompanying consolidated financial statements. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion.

INDUSTRY OVERVIEW

     Purchasers in the United States spent approximately $20.9 billion on new replacement tires in 2000. Of that amount, passenger tires accounted for approximately 57.9% of sales, light truck tires accounted for approximately 16.3%, truck tires accounted for approximately 21.5% and farm, specialty and other types of tires accounted for approximately 4.3%. The number of new replacement tires shipped in the United States for passenger cars and light trucks increased from 164.6 million tires in 1986 to 237.0 million tires in 2000. Heafner believes that increases in both the number and average age of cars as well as passenger miles driven in the United States have contributed to this growth.

     Consumers of new replacement tires in the United States obtain them from several principal sources, including independent tire dealers, manufacturer-owned retail stores, mass merchandisers such as Sears and Wal-Mart, auto supply chain stores and wholesale clubs and discounters. Independent tire dealers, which represent the largest customer base served by Heafner, are the largest suppliers of new replacement passenger tires in the United States. Independent tire dealers accounted for approximately 59.5% of retail sales of domestic replacement passenger tires in 2000.

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

     The replacement tire market for passenger cars and light trucks consists of three primary types of tires: "flag" brands, which are premium tires made by the major tire manufacturers; associate or "house" brands, which are primarily economy brand tires made and marketed by the major tire manufacturers; and private-label brands, which are brands made by tire manufacturers and are marketed by independent tire wholesale distributors and or retailers. In 2000, flag brands constituted approximately 57% of the United States passenger and light truck replacement tire markets, house brands made up approximately 19% of those markets and private-label brands constituted approximately 24% of those markets.

PRODUCTS

     The Company sells a broad selection of tires, custom wheels, automotive service equipment and related products manufactured by the leading manufacturers of those products. Heafner's products include flag brand tires manufactured by Michelin, which includes the B.F. Goodrich and Uniroyal brands as well as, private-label products such as Regal tires, Winston tires and Pacer custom wheels; and house brand products such as Monarch tires, manufactured by Goodyear. Heafner also distributes alignment service equipment manufactured by Hunter Engineering Company and tire changers and balancers built by Hennessey Industries, Inc. (a division of the Danaher Corporation), both leading manufacturers in their respective fields. Heafner sells many other products, including tires for the medium truck, farm and industrial markets, automotive service equipment, wheel weights and tubes. In addition, through CPW's operations, the Company supplies automotive parts and accessories. Sales of tires accounted for approximately 82.0% of sales from continuing operations in 2000, 84.3% in 1999 and 83.9% in 1998. The remainder of the Company's sales includes wheels, service equipment and other automotive parts.

SUPPLIERS

     Heafner purchases its products from all major tire manufacturers and other suppliers. In 2000, the Company's continuing operations purchased in excess of
16.0 million tires. Heafner's purchases of passenger and light truck tires represented approximately 6.4% of the total U.S. replacement passenger and light truck tire market. Approximately 85.0% of Heafner's total tire purchases, in units, in 2000 were supplied by Michelin, Goodyear and Bridgestone/Firestone.

     Of the total 2000 U.S. new replacement passenger tire market, Michelin flag brands (including the B.F. Goodrich and Uniroyal brands) accounted for 15.5%, Bridgestone/Firestone flag brands accounted for 13.5% and the leader, Goodyear/Dunlop brand, accounted for 17.5%. Of the total 2000 U.S. replacement light truck tire market, Michelin (including the B.F. Goodrich and Uniroyal brands) accounted for 17.0%, Bridgestone/ Firestone accounted for 12.5% and Goodyear/Dunlop accounted for 14.5%. Of Heafner's principal private-label brands, Winston tires are manufactured exclusively by Goodyear and Regul tires are manufactured by both Michelin and Goodyear.

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

     With the exception of a long-term contract with Kelly-Springfield (the "Winston Private Brand Supply Agreement"), Heafner's supply arrangements with its major suppliers generally are oral or written arrangements which are renegotiated annually. Although there can be no assurance that these arrangements will be renewed, or renewed on favorable terms, the Company has conducted business with its major tire suppliers for many years and believes that it has strong relationships with all of its major suppliers.

     Heafner purchases certain private-label and house brand tires, including the Winston and Monarch products, from Kelly-Springfield. Purchases under the Winston Private Brand Supply Agreement are made at prices specified from time to time in the manufacturer's pricing schedule. Under the terms of the Winston Private Brand Supply Agreement, Heafner purchases substantially all of its requirements of Winston brand tires from Kelly-Springfield. The initial term of the Winston Private Brand Supply Agreement expires on May 7, 2007 and the agreement is automatically renewable for successive three-year terms thereafter. The Winston Private Brand Supply Agreement may be terminated by either party upon twelve months' advance notice. Kelly-Springfield is the sole holder of the Company's Series A preferred stock and Series B preferred stock, as discussed below under "Certain Relationships and Related Transactions -- Preferred Stock."

CUSTOMERS

     The Company distributes tires and related automotive products principally to independent tire dealers. Heafner's other customers include national retail chains, service stations, general automotive repair facilities, auto parts stores, automobile dealers and specialty automotive repair facilities. Heafner generally requires payment from its customers within 30 days, although it may tailor programs for its larger customers. In 2000, the Company's continuing operations served an average of more than 30,000 customers each month. Heafner's largest customer accounted for less than 2% and its top 25 customers accounted for less than 7% of net sales from continuing operations in 2000.

COMPETITION

     The industry in which the Company operates is highly competitive, and many of Heafner's competitors have resources significantly greater than Heafner. Tire manufacturers distribute tires to the retail market by direct shipments to independent tire dealers, national retail chains such as Sears and Wal-Mart and manufacturer-owned retail stores as well as through shipments to independent wholesale distributors. A number of independent wholesale tire distributors also compete in the regions in which Heafner operates.

     The Company believes that the principal competitive factors in its business are reputation, breadth of product offering, delivery frequency, price and service. Heafner believes that it competes effectively in all aspects of its business due to its ability to offer a broad selection of flag and private-label branded products, its competitive prices and its ability to provide quality services in a timely manner.

TRADEMARKS

     The private brand names under which the Company markets its products are trademarks of the Company. Those private brand names are considered to be important to Heafner's business because they develop brand identification and foster customer loyalty. All of Heafner's trademarks are of perpetual duration as long as they are periodically renewed. The Company currently intends to maintain all of them in force. The principal private brand names under which Heafner markets its products are:

     - Regul tires,

     - Winston tires,

     - DynaTrac,

     - Pacer custom wheels,

     - ICW custom wheels, and

     - Magnum automotive lifts.

SEASONALITY AND INVENTORY

     The Company's operations typically experience their highest levels of sales from March through October of each fiscal year, with the period from November through February generally experiencing the lowest levels of sales. Heafner's inventories generally fluctuate with anticipated seasonal sales volumes. Heafner believes it maintains levels of inventory that are adequate to meet its customers' needs on short notice.

     Since customers look to Heafner to fulfill their needs on short notice, backlog of orders is not a meaningful statistic.

WORKING CAPITAL PRACTICES

     Heafner must maintain substantial inventories in connection with its operations. Inventory levels fluctuate throughout the year with anticipated seasonal sales volume. Inventories are financed through vendor credit terms and borrowings under the Company's credit facility. The amount of borrowings under the credit facility fluctuates throughout the year. On December 30, 2000, $130.0 million of borrowing was outstanding and an additional $20.1 million was available under the credit facility.

     Both the maintenance of substantial inventories and the practice of seasonal borrowing are common to the wholesale tire distribution industry.

ENVIRONMENTAL MATTERS

     The Company's operations and properties are subject to federal, state and local laws, regulations and ordinances relating to the use, storage, handling, generation, transportation, treatment, emission, release, discharge and disposal of certain materials, substances and wastes under which Heafner could be held strictly, jointly and severally liable for costs associated with the investigation and clean-up of contaminated properties. The nature of Heafner's existing and historical operations exposes it to the risk of liabilities or claims with respect to environmental matters, including off-site disposal matters. For example, in automotive service operations of the discontinued retail segment, Heafner handles waste motor oil and hydraulic brake fluid, the storage and disposal of which is strictly regulated by federal and state authorities. Heafner contracts with outside services to handle disposal of these materials.

     The Company believes that it currently complies with all relevant environmental regulations and it does not incur significant costs maintaining compliance with those laws. However, Heafner could incur material costs in connection with environmental liabilities or claims. In addition, future events such as changes in existing laws and regulations or in their interpretation, could give rise to additional compliance costs or liabilities that could have a material effect on Heafner's business or earnings. Expenditures related to environmental matters have not had, and are not expected to have, a material effect on the Company's business or earnings.

EMPLOYEES

     As of December 30, 2000, the Company's continuing operations employed approximately 2,600 people, excluding 1,550 employees of the Company's discontinued operations. None of Heafner's employees are represented by a union. The Company believes its employee relations are satisfactory.

BUSINESS SUBJECT TO GOVERNMENTAL CONTRACTS

     No material portion of the business of Heafner is subject to renegotiation of contracts with, or termination by, any governmental agency.

CAUTIONARY STATEMENTS ON FORWARD-LOOKING INFORMATION

     This report contains "forward looking statements," which are statements other than statements of historical facts. These forward-looking statements are principally contained under Items 1 and 7 and in statements using phrases such as "expects" or "anticipates" located throughout this report. The forward-looking statements include, among other things, Heafner's expectations and estimates about its business operations, strategy, and its expectations and estimates about its future financial performance, including its financial position, cash flows from continuing operations, cash proceeds from the sale of discontinued operations, capital expenditures and ability to refinance indebtedness.

     The forward-looking statements are subject to risks, uncertainties and assumptions about Heafner and about the future, and could prove not to be correct. Cautionary statements describing factors that could cause actual results to differ materially from the Company's expectations are discussed in this report, including in conjunction with the forward-looking statements included in this report. All subsequent written or oral forward-looking statements attributable to Heafner or to persons acting on behalf of Heafner are expressly qualified in their entirety by those cautionary statements.

     The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur.

ITEM 2.  DESCRIPTION OF PROPERTIES.

     The Company's principal properties are geographically situated to meet sales and operating requirements. All of Heafner's properties are considered to be adequate to meet current operating requirements.

     Distribution Centers. As of December 30, 2000, Heafner had a total of 73 warehouse distribution centers located in 18 states, aggregating approximately
4.7 million square feet. Of these centers, 11 are owned and the remainder are leased.

     Corporate and Executive Offices. In addition to its principal executive offices located in Charlotte, North Carolina, Heafner's continuing operations currently have corporate offices in five other locations, each responsible for various geographic areas. The corporate offices in Hayward, California will be consolidated into the San Jose, California corporate office as of the first quarter 2001. All of Heafner's corporate and executive offices are leased.

LOCATION                                                         USE
--------                                                  -----------------
Charlotte, North Carolina.............................    Executive offices
Lincolnton, North Carolina............................    Corporate offices
San Jose, California..................................    Corporate offices
Hayward, California...................................    Corporate offices
Lincoln, Nebraska.....................................    Corporate offices
Haymarket, Virginia...................................    Corporate offices

ITEM 3.  LEGAL PROCEEDINGS.

     Winston was named as a defendant in a class action lawsuit filed on December 20, 2000 in Orange County Superior Court by plaintiff's Theodore Collins and Mark Orlando on behalf of themselves and all other Winston store managers similarly situated. The lawsuit alleges that Winston violated certain California wage regulations and unfair business practices statutes. The plaintiff's seek various damages including overtime compensation due and owing, prejudgment interest, certain penalties and attorneys' fees and costs. The Company believes that Winston's operation, including its wage practices fully comply with applicable California and federal legal requirements and that the plaintiffs' claims are without merit. Heafner is vigorously defending the matter.

     The Company is also involved in various other lawsuits, including alleged class action lawsuits arising out of the ordinary conduct of its business. Although no assurances can be given, management does not expect that any of these matters will have a material adverse effect on its business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
        MATTERS.

     Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table sets forth selected historical consolidated financial data of the Company for the periods indicated as restated for the presentation of Winston, its retail segment, as a discontinued operation. The selected historical financial data as of and for the years ended December 31, 1996 through 1999 and December 30, 2000 are derived from the consolidated financial statements of Heafner as of and for those years. The consolidated financial statements of Heafner as of December 31, 1999 and December 30, 2000 and for each of the three years in the period ended December 30, 2000 are included in Item 8 of this report. The following selected historical consolidated financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," included as Item 7, and the consolidated financial statements of the Company and the related notes, included as Item 8, in this report.

                                               1996     1997(a)    1998(b)    1999(c)     2000(e)
                                             --------   --------   --------   --------   ----------
                                                                  IN THOUSANDS
STATEMENTS OF OPERATIONS DATA:
Net sales(d)...............................  $190,535   $210,781   $593,879   $908,049   $1,087,260
Gross profit...............................    31,655     35,146    102,311    159,178      199,956
Operating income...........................     1,995      2,413     10,044     21,526       27,186
Income (loss) from continuing operations...     1,051     (1,706)    (2,685)    (1,249)      (1,555)
Income (loss) from discontinued
  operations...............................        --      1,692        177     (5,339)     (39,938)
Loss on disposal of discontinued
  operations...............................        --         --         --         --       (1,200)
Net income (loss) before extraordinary
  charge...................................     1,051        (14)    (2,508)    (6,588)     (42,693)
Extraordinary charge.......................        --         --     (2,216)        --           --
Net income (loss)..........................     1,051        (14)    (4,724)    (6,588)     (42,693)
BALANCE SHEET DATA:
Working capital for continuing
  operations...............................  $ 16,913   $ 14,560   $ 47,327   $ 82,592   $   91,778
Total assets...............................    55,474    118,292    388,654    416,171      497,120
Total debt.................................    21,003     62,712    184,199    235,353      292,433
Total redeemable preferred stock...........        --     11,500     11,353     11,094       11,035
OTHER DATA:
EBITDA from continuing operations(f).......  $  3,847   $  5,016   $ 19,182   $ 35,418   $   42,722
Depreciation and amortization for
  continuing operations....................     1,331      2,114      7,671     12,735       14,322
Capital expenditures.......................     7,865      4,908      8,697     11,218       14,724

---------------

(a) In May 1997, Heafner acquired Winston. The transaction was accounted for using the purchase method of accounting. Winston has been treated as a discontinued operation in the accompanying selected financial data.
(b) In May 1998, the ITCO merger and the CPW acquisition occurred. Each transaction was accounted for using the purchase method of accounting.
(c) In January 1999, Heafner acquired California Tire. This transaction was accounted for using the purchase method of accounting.
(d) Net sales include approximately $60.6 million, $55.9 million and $27.4 million of inter-segment sales from CPW to Winston for 2000, 1999 and 1998, respectively.
(e) In April 2000, the Company purchased certain assets of Tire Centers, LLC, in May 2000 the Company acquired T.O. Haas and in July 2000 purchased the net assets of ATD. Each transaction was accounted for using the purchase method of accounting.

(f) EBITDA represents net income before discontinued operations and extraordinary item plus income taxes, depreciation and amortization and interest expense. Interest expense for the years ended December 31, 2000, 1999 and 1998 includes $1.2 million, $0.9 million and $0.7 million, respectively, related to amortization of deferred financing charges. EBITDA for the year ended December 30, 2000 excludes the effect of special charges of $0.3 million. EBITDA for the year ended December 31, 1998 excludes the effects of the extraordinary item related to the extinguishment of debt of $3.7 million and the special charge of $1.4 million. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to generate cash flow and to service or incur indebtedness. EBITDA should not be considered an alternative to net income as a measure of operating results or to cash flows from operations as a measure of liquidity in accordance with generally accepted accounting principles. EBITDA as calculated and presented here may not be comparable to EBITDA as calculated and presented by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of the results of operations, financial condition and liquidity of Heafner should be read in conjunction with the financial statements and the related notes included in this report.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

     Consolidated net sales from continuing operations increased $179.2 million, or 19.7%, to $1.1 billion in 2000 from $908.0 million in 1999. Of this increase, the operations acquired from Haas and ATD accounted for $118.6 million, or a 13.1% increase over 1999. The precise effect on sales of the TCI assets acquired cannot be determined due to the merger of these operations into various of the Company's existing operations. Other net sales growth was $60.6 million, or 6.7% increase over 1999. Sales growth in 2000 was aided during the second half of the year (primarily in the third quarter) by a very strong consumer market for replacement tires caused by the heightened consumer awareness of tire safety issues arising from the publicity surrounding the recall of certain Firestone brands. In addition, sales growth was driven by the entry into new markets, either through acquisition or expansion, combined with the effects of the Company's marketing programs.

     Gross profit increased $40.8 million to $200.0 million in 2000 compared to $159.2 million in 1999, and gross profit as a percentage of sales increased to 18.4% in 2000 compared to 17.5% in 1999. These increases are the result of the Company's efforts to enhance margin through improved mix, purchasing efficiencies, and marketing program management.

     Selling, general, and administrative expenses were $172.8 million in 2000, representing 15.9% of sales in 2000, compared to $137.7 million and 15.2% of sales in 1999. The primary areas of increase in selling, general, and administrative expenses in 2000 are warehouse occupancy, consisting primarily of rents and utilities, delivery expense, consisting primarily of vehicle lease costs and fuel and amortization of goodwill resulting from acquisitions.

     Interest expense increased $4.4 million to $26.4 million in 2000 compared to $22.0 million in 1999 primarily due to higher borrowing levels on the revolving credit facility arising from the acquired operations in 2000.

     Income taxes in 2000 totaled $3.2 million, which is higher than would be expected based on statutory income tax rates primarily due to non-deductible goodwill amortization.

     Loss from discontinued operations totaled $39.9 million (net of income tax benefits of $23.2 million) in 2000 and includes the write-off of goodwill and other intangibles totaling $31.8 million in 2000, and other adjustments. In addition, the Company has recorded an estimated loss on the disposal of discontinued operations of $1.2 million, net of income tax benefits of $0.8 million. This estimated loss includes estimated operating losses from the measurement date, January 26, 2001, to the estimated date of disposal.

     EBITDA from continuing operations increased $7.3 million to $42.7 million in 2000 compared to $35.4 million in 1999. This increase in EBITDA is due to higher sales combined with improved margins. This was partially offset by increased selling, general and administrative expenses.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

     Consolidated net sales from continuing operations were $908.0 million for 1999, an increase of $314.2 million, or 52.9%, compared to sales of $593.9 million in 1998. This increase in 1999 sales can be partially attributed to twelve months sales for CPW and ITCO, compared to seven months in 1998, and sales from the acquisition of Cal Tire in January 1999.

     Gross profit increased $56.9 million to $159.2 million in 1999 compared to $102.3 million in 1998 and increased as a percentage of sales from 17.2% in 1998 to 17.5% in 1999. The overall increase in gross profit is primarily attributable to a full years' results from CPW, ITCO and Cal Tire when compared to the prior year.

     Selling, general, and administrative expenses increased by $45.4 million in 1999 representing 15.2% of sales compared to 15.5% in 1998. The decrease in expenses as a percentage of sales is due to cost savings as a result of the consolidation of operations between Heafner and ITCO, which was completed in 1999.

     Interest expense increased by $8.6 million to $22.0 million primarily due to higher average borrowings arising from acquisitions.

     Income tax expense in 1999 was $2.9 million compared to $0.1 million in 1998. The difference between the statutory tax rate and the effective tax rate is primarily due to non-deductible goodwill amortization.

     EBITDA from continuing operations increased $16.2 million to $35.4 million in 1999 compared to $19.2 million in 1998. This increase in EBITDA is due to significantly higher sales levels resulting from acquisitions and growth combined with improved gross profit margins and cost reductions during 1999. EBITDA from continuing operations as a percentage of sales increased to 3.9% in 1999 compared to 3.2% in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     At December 30, 2000 the combined net indebtedness (net of cash) of the Company was $289.1 million compared to $228.9 million at December 31, 1999. Total commitments by the lenders under the Company's revolving credit facility were $200.0 million at December 30, 2000, of which $130.0 million was outstanding and $20.1 million was available for additional borrowings.

     Heafner's principal sources of cash during 2000 came from operations, and borrowings under revolving credit facilities. Cash generated from continuing operations was $40.6 million for the year ended December 30, 2000. Net working capital (exclusive of net assets of discontinued operations) at December 30, 2000 totaled $91.8 million, compared to $82.6 million at December 31, 1999, an increase of $9.5 million. Such increase is due primarily to higher levels of business activity in the fourth quarter of 2000 as compared to 1999. The effects of higher receivables and inventories are partially offset by higher levels of accounts payable. Net cash used to fund discontinued operations totaled $14.8 million, and $2.1 million during 2000 and 1999, respectively.

     In 2000, Heafner required approximately $21.4 million of financing in connection with the T.O. Haas acquisition, $39.1 million of financing in connection with the ATD acquisition, and $6.2 million of financing in connection with the TCI acquisition. Heafner obtained the necessary funds by borrowing under the revolving credit facility.

     Capital expenditures during the years 2000, 1999 and 1998 were $14.7 million, $11.2 million and $8.7 million respectively. Capital expenditures in 2000 include $7.9 million in the discontinued retail segment for information system installation and stabilization efforts, retail store expansions and upgrades, and new store locations. Capital expenditures for continuing operations were primarily for distribution warehouse expansions and racking. The Company has expanded during 2000 to 73 distribution centers with approximately
4.7 million square feet of warehouse space.

     Loans under the Company's credit facility bore interest in 2000 at a floating rate based upon federal funds or Eurodollar rates plus an applicable margin. At December 30, 2000, borrowings under the credit facility were at a weighted average interest rate of 9.3%. Loans under the credit facility are guaranteed by all subsidiaries of Heafner and collateralized by liens on inventory and accounts receivable.

     Effective March 30, 2001, the Company and its lenders amended the revolving credit facility ("Revolver") to, among other things, reduce the aggregate amount of the Revolver from $200 million to $180 million, amend the financial covenants contained therein, change the rate at which borrowings thereunder bear interest, and require the Company to comply with additional reporting requirements. Borrowings under the Revolver will, following these amendments, bear interest at
(i) the Base Rate, as defined, plus the applicable margin or (ii) the Eurodollar Rate, as defined, plus the applicable margin. The applicable margins were increased resulting in an applicable margin of 2.0% for Base Rate loans (0.5% at December 30, 2000) and an applicable margin of 3.25% (2.25% at December 30,
2000) for Eurodollar Rate loans. The applicable margins are subject to performance-based step-downs resulting in margins ranging from 0.5% to 2.0% for Base Rate loans and 1.75% to 3.25% for Eurodollar Rate loans, respectively.

     The Revolver, as amended, requires the Company to meet certain financial requirements, including minimum EBITDA for both continuing and discontinued operations, fixed charge coverage and tangible capital funds, all as defined, and minimum loan availability and certain covenants which, among other things, restrict the ability of the Company to incur additional indebtedness; enter into guarantees; make loans and investments; make capital expenditures; declare dividends; engage in mergers, consolidations and asset sales; enter into transactions with affiliates; create liens and encumbrances; enter into sale/leaseback transactions; modify material agreements; and change the business it conducts. The Company's obligations under the Revolver are secured by all inventories and accounts receivable.

     At the same time the Revolver was amended, the banks waived the effects of a failure to meet the minimum net worth and interest coverage covenants, as defined in the credit agreement, as of December 30, 2000. As of March 30, 2001, the Company's financial measures were in excess of the minimums required, as amended, and management expects that such amounts will remain above the minimums for the foreseeable future. Following these events, management believes that its cash flow and anticipated availability under the revolving credit facility, as amended, will be adequate to meet its requirements.

     On April 2, 2001, the Company issued 1,333,334 shares of Series C Preferred Stock in exchange for $12.0 million in cash contributed by certain of its principal stockholders.

     Heafner anticipates that its principal use of cash going forward will be able to meet working capital and debt service requirements and to make capital expenditures. Based upon current and anticipated levels of operations, Heafner believes that its cash flow from operations, together with amounts available under the credit facility, will be adequate to meet its anticipated requirements. There can be no assurance, however, that Heafner's business will continue to generate sufficient cash flow from operations in the future to meet these requirements or to service its debt, and Heafner may be required to refinance all or a portion of its existing debt, or to obtain additional financing. These increased borrowings may result in higher interest payments. In addition, there can be no assurance that any such refinancing would be possible or that any additional financing could be obtained. The inability to obtain additional financing could have a material adverse effect on Heafner.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's results of operations are exposed to changes in interest rates primarily with respect to borrowings under its credit facility, where interest rates are tied to the prime rate or LIBOR. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. An increase of 1% in such interest rate percentages would increase the annual interest expense by $1.3 million, based on borrowings at December 30, 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
HEAFNER TIRE GROUP, INC. -- CONSOLIDATED FINANCIAL
  STATEMENTS
Report of Independent Public Accountants....................   11
Consolidated Balance Sheets as of December 30, 2000 and
  December 31, 1999.........................................   12
Consolidated Statements of Operations for the years ended
  December 30, 2000 and December 31, 1999 and 1998..........   13
Consolidated Statements of Stockholders' Investment for the
  years ended December 30, 2000 and December 31, 1999 and
  1998......................................................   14
Consolidated Statements of Cash Flows for the years ended
  December 30, 2000 and December 31, 1999 and 1998..........   15
Notes to Consolidated Financial Statements..................   16

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Heafner Tire Group, Inc. and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of Heafner Tire Group, Inc. (a Delaware Corporation) and subsidiaries as of December 30, 2000 and December 31, 1999, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended December 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heafner Tire Group, Inc. and subsidiaries as of December 30, 2000 and December 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Charlotte, North Carolina
April 4, 2001

                            HEAFNER TIRE GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              DECEMBER 30,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................    $  3,327       $  6,497
  Accounts receivable, net of allowances of $1,877 and
     $2,057 in 2000 and 1999, respectively..................     101,828         86,311
  Inventories...............................................     179,825        130,131
  Other current assets......................................      23,517         13,324
  Net assets of discontinued operations.....................      17,866         58,289
                                                                --------       --------
          Total current assets..............................     326,363        294,552
                                                                --------       --------
Property and equipment:
  Land......................................................       3,436          3,593
  Buildings and leasehold improvements......................      19,506         19,066
  Machinery and equipment...................................      13,489          9,474
  Furniture and fixtures....................................       5,686          3,725
  Vehicles and other........................................       3,758          2,356
                                                                --------       --------
          Total property and equipment......................      45,875         38,214
  Less -- Accumulated depreciation..........................     (13,371)       (10,142)
                                                                --------       --------
          Property and equipment, net.......................      32,504         28,072
                                                                --------       --------
Goodwill, net...............................................     101,070         76,360
Other intangible assets, net................................       8,191          5,242
Deferred income taxes.......................................      19,149          2,726
Other assets................................................       9,843          9,219
                                                                --------       --------
                                                                $497,120       $416,171
                                                                ========       ========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
  Accounts payable..........................................    $186,256       $134,172
  Accrued expenses..........................................      28,992         17,134
  Current maturities of long-term debt......................       1,471          2,365
                                                                --------       --------
          Total current liabilities.........................     216,719        153,671
                                                                --------       --------
Revolving credit facility...................................     130,020         74,688
Long-term debt..............................................     160,942        158,300
Other liabilities...........................................       9,393          6,760
Redeemable preferred stock series A -- 4% cumulative, 7,000
  shares authorized, issued and outstanding.................       7,000          7,000
Redeemable preferred stock series B -- variable rate
  cumulative, 4,500 shares authorized, issued and
  outstanding...............................................       4,035          4,094
Commitments and contingencies...............................
Stockholders' investment:
  Class A common stock, par value $.01 per share; 10,000,000 shares authorized; 5,286,917 shares issued and
     outstanding............................................          53             53
  Class B common stock, par value $.01 per share; 20,000,000
     shares authorized; no shares issued and outstanding....          --             --
  Additional paid-in capital................................      23,981         23,981
  Warrants..................................................       1,137          1,137
  Notes receivable from sale of stock.......................      (1,046)        (1,092)
  Retained deficit..........................................     (55,114)       (12,421)
                                                                --------       --------
          Total stockholders' investment....................     (30,989)        11,658
                                                                --------       --------
                                                                $497,120       $416,171
                                                                ========       ========

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                            HEAFNER TIRE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                 FOR THE FISCAL YEAR ENDED
                                                        --------------------------------------------
                                                        DECEMBER 30,    DECEMBER 31,    DECEMBER 31,
                                                            2000            1999            1998
                                                        ------------    ------------    ------------
Net sales.............................................   $1,087,260       $908,049        $593,879
Cost of goods sold....................................      887,304        748,871         491,568
                                                         ----------       --------        --------
  Gross profit........................................      199,956        159,178         102,311
Selling, general and administrative expenses..........      172,770        137,652          92,267
                                                         ----------       --------        --------
  Operating income....................................       27,186         21,526          10,044
Other income (expense):
  Interest expense....................................      (26,447)       (22,000)        (13,408)
  Other income, net...................................          918          2,106             791
                                                         ----------       --------        --------
Income (loss) from continuing operations before income
  taxes...............................................        1,657          1,632          (2,573)
  Provision for income taxes..........................        3,212          2,881             112
                                                         ----------       --------        --------
Loss from continuing operations.......................       (1,555)        (1,249)         (2,685)
                                                         ----------       --------        --------
Discontinued operations:
  Income (loss) from discontinued operations, net of
     income tax provision (benefit) of ($23,154),
     ($3,229) and $177................................      (39,938)        (5,339)            177
  Loss on disposal of discontinued operations, net of
     income tax benefit of $800.......................       (1,200)            --              --
                                                         ----------       --------        --------
Net loss before extraordinary charge..................      (42,693)        (6,588)         (2,508)
Extraordinary charge from early extinguishment of
  debt, net of income tax benefit of $1,478...........           --             --          (2,216)
                                                         ----------       --------        --------
Net loss..............................................   $  (42,693)      $ (6,588)       $ (4,724)
                                                         ==========       ========        ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                            HEAFNER TIRE GROUP, INC.

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                           COMMON STOCK                                           NOTES
                             ----------------------------------------                           RECEIVABLE
                                  CLASS A               CLASS B         ADDITIONAL                 FROM      RETAINED
                             ------------------   -------------------    PAID IN                   SALE      EARNINGS
                              SHARES     AMOUNT     SHARES     AMOUNT    CAPITAL     WARRANTS    OF STOCK    (DEFICIT)    TOTAL
                             ---------   ------   ----------   ------   ----------   --------   ----------   ---------   --------
Balance, December 31,
  1997.....................  3,691,000    $ 37            --    $ --     $ 7,255      $   --     $  (247)    $    614    $  7,659
  Net loss.................         --      --            --      --          --          --          --       (4,724)     (4,724)
  Issuance of Class B
    Common stock...........         --      --     1,400,667      14      14,945          --          --           --      14,959
  Issuance of Class A
    Common stock...........     16,000      --            --      --         171          --          --           --         171
  Forgiveness of note
    receivable.............         --      --            --      --          --          --          62           --          62
  Repurchase of Class A
    Common stock...........    (10,000)     --            --      --         (11)         --           8           --          (3)
                             ---------    ----    ----------    ----     -------      ------     -------     --------    --------
Balance, December 31,
  1998.....................  3,697,000      37     1,400,667      14      22,360          --        (177)      (4,110)     18,124
  Net loss.................         --      --            --      --          --          --          --       (6,588)     (6,588)
  Issuance of Class A
    Common stock...........    175,000       2            --      --       1,573          --      (1,000)          --         575
  Exchange of Class B for
    Class A Common stock...  1,400,667      14    (1,400,667)    (14)         --          --          --           --          --
  Forgiveness of note
    receivable.............         --      --            --      --          --          --          59           --          59
  Costs associated with
    change in control......         --      --            --      --          --          --          --       (1,697)     (1,697)
  Exercise of stock
    options................     24,250      --            --      --          58          --          --           --          58
  Payment on notes
    receivable.............         --      --            --      --          --          --          21           --          21
  Repurchase of Class A
    Common stock...........    (10,000)     --            --      --         (10)         --           5          (26)        (31)
  Amendment of warrant
    agreement..............         --      --            --      --          --       1,137          --           --       1,137
                             ---------    ----    ----------    ----     -------      ------     -------     --------    --------
Balance, December 31,
  1999.....................  5,286,917      53            --      --      23,981       1,137      (1,092)     (12,421)     11,658
  Net loss.................         --      --            --      --          --          --          --      (42,693)    (42,693)
  Forgiveness of note
    receivable.............         --      --            --      --          --          --          46           --          46
                             ---------    ----    ----------    ----     -------      ------     -------     --------    --------
Balance, December 30,
  2000.....................  5,286,917    $ 53            --    $ --     $23,981      $1,137     $(1,046)    $(55,114)   $(30,989)
                             =========    ====    ==========    ====     =======      ======     =======     ========    ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                            HEAFNER TIRE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      FOR THE FISCAL YEAR ENDED
                                                              ------------------------------------------
                                                              DECEMBER 30,   DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999           1998
                                                              ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................    $(42,693)      $(6,588)       $(4,724)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Loss (income) from discontinued operations..............      39,938         5,339           (177)
    Loss on disposal of discontinued operations.............       1,200            --             --
    Depreciation and amortization of goodwill and other
      intangibles...........................................      14,322        11,786          6,938
    Amortization of other assets............................       1,156           949            733
    Extraordinary charge....................................          --            --          3,694
    Deferred taxes..........................................       2,582         2,881         (2,194)
    Other...................................................        (169)         (592)           117
  Change in assets and liabilities:
    Accounts receivable, net................................         440        (1,326)       (20,767)
    Inventories.............................................     (22,550)      (13,152)        (7,913)
    Other current assets....................................      (9,070)         (832)            (5)
    Accounts payable and accrued expenses...................      54,507       (20,284)        16,021
    Other...................................................         912           220         (1,119)
                                                                --------       -------        -------
         Net cash provided by (used in) continuing operating
           activities.......................................      40,575       (21,599)        (9,396)
                                                                --------       -------        -------
         Net cash used in discontinued operations...........     (14,786)       (2,133)          (288)
                                                                --------       -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Mergers and acquisitions, net of cash acquired............     (70,149)      (12,091)       (53,199)
  Purchase of property and equipment........................     (14,724)      (11,218)        (8,697)
  Proceeds from sale of property and equipment..............       2,718           786          3,826
  Other.....................................................          --         1,835             --
                                                                --------       -------        -------
         Net cash used in investing activities..............     (82,155)      (20,688)       (58,070)
                                                                --------       -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt..................         105            --        150,000
  Net proceeds from (repayments of) revolving credit
    facility................................................      55,332        52,763        (38,071)
  Principal payments on long-term debt......................      (2,241)       (5,506)       (32,714)
  Cash paid for stock repurchase............................          --           (31)            (3)
  Cash paid for financing costs.............................          --        (1,915)        (8,030)
  Cash paid for costs associated with change in control.....          --        (1,697)            --
  Proceeds from issuance of common stock....................          --           575             --
  Other.....................................................          --            80            718
                                                                --------       -------        -------
         Net cash provided by financing activities..........      53,196        44,269         71,900
                                                                --------       -------        -------
Net increase (decrease) in cash and cash equivalents........      (3,170)         (151)         4,146
Cash and cash equivalents, beginning of year................       6,497         6,648          2,502
                                                                --------       -------        -------
Cash and cash equivalents, end of year......................    $  3,327       $ 6,497        $ 6,648
                                                                ========       =======        =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash payments for interest................................    $ 24,233       $21,574        $10,495
                                                                ========       =======        =======
  Cash payments for taxes...................................    $    502       $ 1,334        $ 1,963
                                                                ========       =======        =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

     In 1998, in connection with the ITCO merger (See Note 2), the Company issued 1,400,667 shares of Class B Common Stock at a fair value of approximately $15.0 million.

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                            HEAFNER TIRE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS

     Heafner Tire Group, Inc. and subsidiaries (the "Company" or "Heafner") (formerly The J. H. Heafner Company, Inc.), is a Delaware corporation primarily engaged in the wholesale distribution of tires and tire accessories. On May 24, 1999, Charlesbank Equity Fund IV, Limited Partnership, ("Charlesbank") a Massachusetts limited partnership, purchased approximately 97.8% of the Company's then issued and outstanding shares of Class A common stock and approximately 96.8% of its then issued and outstanding shares of Class B common stock for a purchase price of approximately $44.7 million. On August 20, 1999, the Company reincorporated in Delaware (previously incorporated in North Carolina) and simultaneously changed its name from The J. H. Heafner Company, Inc. to Heafner Tire Group, Inc.

     The Company is an independent distributor of tires, custom wheels, automotive service equipment and related products to the replacement market. Heafner's customer base is comprised primarily of independent tire dealers with other customers representing national retail chains, service stations and other automotive dealer and repair facilities. The Company operates as one business with 73 distribution centers serving all or parts of 35 states located in the Southeastern and Mid-Atlantic regions, portions of the Midwest and the West Coast of the United States.

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Heafner Tire Group, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

FISCAL YEAR

     During 2000, the Company changed its fiscal year end from a calendar year to the Saturday closest to December 31.

CASH AND CASH EQUIVALENTS

     The Company includes cash, demand deposits and highly liquid investments with initial maturities of less than three months in cash and cash equivalents in its consolidated financial statements.

REVENUE RECOGNITION AND CONCENTRATION OF CREDIT RISK

     The Company recognizes revenue upon shipment from its distribution centers/warehouses to the customer. In the normal course of business, the Company extends credit, on open accounts, to its customers after performing a credit analysis based on a number of financial and other criteria. The Company performs ongoing credit evaluations of its customers' financial condition and does not normally require collateral; however, letters of credit and other security are occasionally required for certain new and existing customers. Allowances are maintained for potential credit losses and such losses have been within management's expectations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Carrying value approximates fair value as it relates to cash and cash equivalents, accounts receivable and accounts payable due to the short-term maturity of those instruments. The fair value of the Company's

                            HEAFNER TIRE GROUP, INC.

revolving credit facility approximates its carrying value and the fair value of the Company's debt is disclosed in Note 5.

INVENTORIES

     Inventories consist primarily of automotive tires, wheels, parts and accessories and are valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. Terms with a majority of the Company's tire vendors allow return of tire products, within limitations, specified in their supply agreements.

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

DEFERRED FINANCING COSTS

     Costs incurred in connection with financing activities (Notes 4 and 5) are capitalized and amortized using the effective interest method and charged to interest expense over the life of the associated debt in the accompanying consolidated statements of operations. The unamortized balance of these deferred costs included in the accompanying consolidated balance sheets was $7.6 million and $7.8 million at December 30, 2000 and December 31, 1999, respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill, which represents the excess of the purchase price over the fair value of the net assets of the acquired entities, is being amortized on a straight-line basis over a period of 15 years. Amortization of goodwill applicable to continuing operations was $6.8 million, $5.2 million and $2.9 million in 2000, 1999 and 1998, respectively. Accumulated amortization for continuing operations at December 30, 2000 and December 31, 1999 was $15.0 million and $8.2 million, respectively. The carrying amount of goodwill is reviewed periodically based on the non-discounted cash flows and pretax income of the acquired entity over the remaining amortization period. During 2000, based upon such review, which considered the significant increase in losses during fiscal 2000 and 1999 and management's outlook for the business of Winston Tire Company ("Winston"), the Company wrote off approximately $31.8 million of goodwill and other intangibles related to this acquisition. The charge has been included in the loss from discontinued operations in the accompanying consolidated statement of operations. At December 30, 2000, the Company believes the remaining net goodwill of $101.1 million is fully recoverable.

     Other intangible assets, which represent noncompete agreements, stayput agreements and other intangibles, are being amortized on a straight-line basis over periods ranging from two to six years. Amortization of other intangibles applicable to continuing operations was $2.3 million, $2.9 million and $1.6 million in 2000,

                            HEAFNER TIRE GROUP, INC.

1999 and 1998, respectively. Accumulated amortization for continuing operations at December 30, 2000 and December 31, 1999 was $6.7 million and $4.4 million, respectively.

CONCENTRATION OF SUPPLIERS

     The Company currently purchases approximately 85% of their tire products from three tire suppliers. The Company does not have long term supply agreements with these vendors for its purchases of the vendor's branded products. The operating results of the Company could be adversely affected if the Company was unable to purchase tires from these three suppliers. The Company has a good relationship with these suppliers and does not anticipate a shortage in the supply of tires from these vendors.

SHIPPING AND HANDLING COSTS

     Shipping and handling costs are classified as selling, general and administrative expenses in the accompanying consolidated statements of operations.

INCOME TAXES

     The Company accounts for its income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes." This statement requires the use of the asset and liability method of accounting for deferred income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, at the applicable enacted tax rates.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, will be effective for the Company's fiscal year 2001. The statement established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company will adopt SFAS No. 133, as amended, beginning the first quarter of fiscal 2001. In management's opinion, the impact of adoption of this statement on the Company's financial position and results of operations will not be significant.

STOCK OPTIONS

     As permitted by SFAS No. 123, "Accounting For Stock Based Compensation," the Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and its related interpretations. Pursuant to APB No. 25, compensation expense is recognized for financial reporting purposes using the intrinsic value method when it becomes probable that the options will be exercisable. The amount of compensation expense to be recognized is determined by the excess of the fair value of common stock over the exercise price of the related option at the measurement date. Accordingly, no compensation expense has been recorded in the consolidated statements of operations as the exercise price of all stock options represented fair value of the underlying common stock at the date of grant.

     SFAS No. 123 established an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. The Company has elected not to adopt SFAS No. 123 for expense recognition purposes, but is required to provide certain pro forma disclosures.

                            HEAFNER TIRE GROUP, INC.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

     Certain 1999 and 1998 amounts have been reclassified to conform with the 2000 presentation.

2.  ACQUISITIONS:

     During fiscal 2000, 1999 and 1998, the Company acquired the entities described below, which were accounted for by the purchase method of accounting, reflecting a preliminary purchase price allocation for the fiscal 2000 acquisitions. Accordingly, results of operations for the acquired businesses have been included in consolidated statements of operations from the acquisition dates.

     On July 21, 2000, the Company purchased the net assets of American Tire Distributors ("ATD"), the wholesale operations of Merchants, Inc. The total purchase price, subject to adjustment, was approximately $39.8 million, of which approximately $1.9 million was held in escrow, and was funded primarily through the Company's revolving credit facility. Subsequent to year-end, the purchase price adjustment was settled and the escrow funds were distributed with no significant impact on the net purchase price.

     On May 25, 2000, the Company purchased all of the outstanding common stock of T.O. Haas Holding Co. ("Haas"), a tire wholesaler and distributor, located in Lincoln, Nebraska, as well as all of the outstanding common stock of Haas Investment Company ("Haas Investment"). In connection with the acquisition, the Company sold certain parcels of real estate, including substantially all of the assets of Haas Investment, and leased them back in a transaction which closed on August 8, 2000. The net purchase price of the Haas acquisition, giving effect to the real estate transaction and subject to adjustment as provided in the agreement, was approximately $28.4 million (including $1.6 million of assumed debt), of which approximately $1.5 million was held back at closing pending adjustment as provided in the agreement and $5.5 million which is payable in the form of noncompete and stay-put payments over a period of 6 years. The cash portion of the purchase price was funded through the Company's revolving credit facility. Subsequent to year-end, the purchase price adjustment was settled and the applicable hold back was paid with no significant impact on the net purchase price.

     On April 28, 2000, the Company purchased certain assets of Tire Centers, LLC ("TCI"), a wholly owned subsidiary of Michelin North America, Inc. The total purchase price was approximately $4.1 million, which was funded through the company's revolving credit facility.

     On January 12, 1999, the Company entered into a stock purchase agreement with the stockholders of California Tire Company ("California Tire"), a wholesaler and retailer of tires, parts and accessories located in California. The total consideration paid to the stockholders was $4.0 million in cash. The acquisition was primarily funded through the company's revolving credit facility.

     On May 20, 1998, the Company acquired all of the common stock of ITCO Logistics Corporation and Subsidiaries ("ITCO") for $18.0 million in cash and 1,400,667 newly issued shares of the Company's Class B Common Stock with an appraised value of approximately $15.0 million. In addition, the Company assumed obligations on stock appreciation rights totaling $1.4 million. Following the merger, ITCO's subsidiaries were merged into ITCO and ITCO was merged into the Company. The acquisition was funded primarily through proceeds from issuance of Senior Notes (see Note 5).

                            HEAFNER TIRE GROUP, INC.

     On May 20, 1998, the Company acquired all of the outstanding common stock of The Speed Merchant, Inc. ("CPW") for $45.0 million in cash, of which $35.0 million was paid on May 20, 1998, with $7.4 million payable in installments over five years in consideration for noncompete agreements and $2.6 million payable in the form of contingent payments to CPW stockholders. The purchase agreement also includes contingent payments based on earnings levels for the 12-month period ended May 20, 1999. As of December 30, 2000, all contingency payments have been made for a total of $2.3 million. This amount has been recorded as additional purchase price and is being amortized over the remaining amortization period for goodwill. The acquisition was funded primarily through proceeds from issuance of Senior Notes.

     In connection with the CPW and ITCO acquisitions in fiscal 1998, the Company recorded a $1.5 million liability for estimated costs related to employee severance and a $3.7 million liability related to facilities closing expense and other related exit costs. The severance costs were primarily related to management and administrative personnel at the corporate locations in San Jose, California and Wilson, North Carolina. The facilities closing expense primarily relates to the closing of acquired distribution centers due to existing distribution centers being located in close proximity to the acquired distribution facilities. During the year ended December 31, 1999, the Company revised its estimate of these reserves, reducing goodwill by $1.3 million. The Company has charged approximately $0.8 million, $1.7 million and $0.6 million against these reserves for the fiscal years 2000, 1999 and 1998, respectively. The Company has completed substantially all facility closings and employee severance related to these reserves. The remaining liability of $0.8 million is primarily related to lease obligations, which will expire in 2005.

     The following pro forma summary information presents information for the fiscal years 2000 and 1999 as if the Haas acquisition occurred as of January 1, 1999 (in thousands).

                                                                      YEAR ENDED
                                                             ----------------------------
                                                             DECEMBER 30,    DECEMBER 31,
                                                                 2000            1999
                                                             ------------    ------------
Net sales..................................................   $1,128,045      $1,011,425
Loss from continuing operations............................       (3,360)         (2,646)
Net loss...................................................      (44,498)         (7,985)

     The following pro forma summary information presents information for the fiscal years 1998 and 1997, as if the ITCO merger and the CPW acquisition occurred as of January 1, 1997 (in thousands).

                                                                      YEAR ENDED
                                                             ----------------------------
                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1998            1997
                                                             ------------    ------------
Net sales..................................................    $801,394        $729,942
Loss from continuing operations............................      (5,252)         (3,419)
Net loss...................................................      (7,291)         (5,111)

     The pro forma information is provided for informational purposes only and is not necessarily indicative of the actual results that would have occurred had the Haas acquisition taken place on January 1, 1999 or the ITCO merger and the CPW acquisition had taken place on January 1, 1997, nor is it indicative of future results of the combined companies. The impact of the ATD, TCI, and California Tire acquisitions was not material to the Company's results of operations and consequently, pro forma information is not presented.

                            HEAFNER TIRE GROUP, INC.

3.  INCOME TAXES:

     The following summarizes the components of the Company's continuing operations' income tax provision (benefit) for fiscal years 2000, 1999 and 1998 (in thousands):

                                                                 YEAR ENDED
                                                --------------------------------------------
                                                DECEMBER 30,    DECEMBER 31,    DECEMBER 31,
                                                    2000            1999            1998
                                                ------------    ------------    ------------
Federal --
  Current provision...........................     $   --          $   --         $ 1,961
  Deferred provision (benefit)................      2,482           2,233          (1,865)
                                                   ------          ------         -------
                                                    2,482           2,233              96
State --
  Current provision...........................        630              --             345
  Deferred provision (benefit)................        100             648            (329)
                                                   ------          ------         -------
                                                      730             648              16
                                                   ------          ------         -------
          Total provision.....................     $3,212          $2,881         $   112
                                                   ======          ======         =======

Actual income tax expense differs from the amount computed by applying the statutory federal income tax rate of 34% as a result of the following (in thousands):

                                                                    YEAR ENDED
                                                    ------------------------------------------
                                                    DECEMBER 30,   DECEMBER 31,   DECEMBER 31,
                                                        2000           1999           1998
                                                    ------------   ------------   ------------
Income tax provision (benefit) computed at the
  federal statutory rate..........................     $  563         $  554         $(875)
Amortization of nondeductible goodwill............      2,035          1,655           956
State income taxes, net of federal income tax
  benefit.........................................        474            421            11
Other.............................................        140            251            20
                                                       ------         ------         -----
Income tax provision..............................     $3,212         $2,881         $ 112
                                                       ======         ======         =====

                            HEAFNER TIRE GROUP, INC.

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes and
(b) operating loss and tax credit carry-forwards. The tax effects of the significant temporary differences which comprise deferred tax assets and liabilities at December 30, 2000 and December 31, 1999, are as follows (in thousands):

                                                               2000      1999
                                                              -------   -------
Deferred tax assets --
  Accrued expenses and liabilities..........................  $ 9,703   $ 6,833
  Employee benefits.........................................    2,460     2,066
  Inventory cost capitalization.............................    2,219     1,570
  Net operating loss carry-forwards.........................    8,201       995
  Amortization and write-off of intangibles.................   13,464     1,583
  AMT tax credit............................................       14       217
  Other.....................................................      413       526
                                                              -------   -------
       Gross deferred tax assets............................   36,474    13,790
                                                              -------   -------
Deferred tax liabilities --
  Software development costs................................  $  (897)  $  (351)
  Depreciation..............................................     (483)     (319)
  Other.....................................................     (515)   (1,041)
                                                              -------   -------
       Gross deferred tax liabilities.......................   (1,895)   (1,711)
                                                              -------   -------
          Net deferred tax assets...........................  $34,579   $12,079
                                                              =======   =======

     The above amounts have been classified in the consolidated balance sheets as follows (in thousands):

                                                              DECEMBER 30,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
Deferred tax assets --
  Current, included in other current assets.................    $15,430        $ 9,353
  Noncurrent................................................     19,149          2,726
                                                                -------        -------
                                                                $34,579        $12,079
                                                                =======        =======

     Management has evaluated the Company's deferred tax assets and has concluded that the realizability of the deferred tax assets is "more likely than not". Accordingly, no valuation allowance has been provided at December 30, 2000 or December 31, 1999. This evaluation considered the historical and expected profitability of the Company's continuing operations combined with the initiated sale of the Company's retail segment (Note 9), which segment has generated the Company's losses in 2000 and 1999. The Company expects that the operations of its continuing business will be sufficient to utilize the Company's net deferred tax assets at December 30, 2000. These factors along with the timing of the reversal of its temporary differences and the expiration date of its net operating loss carryovers were also considered in reaching this conclusion. The Company's ability to generate future taxable income is dependent on numerous factors including general economic conditions, the state of the replacement tire market and other factors beyond management's control. Therefore, there can be no assurance that the Company will meet its expectation of future taxable income.

     At December 30, 2000, the Company had net operating loss carry-forwards ("NOLs") for Federal income tax purposes of $20.8 million. These carry-forwards expire in 2019 and 2020.

     Future sales of common stock by the Company or its principal stockholders, or changes in the composition of its principal stockholders, could constitute a "change in control" that would result in annual limitations on the Company's use of its NOLs and unused tax credits. Management cannot predict whether

                            HEAFNER TIRE GROUP, INC.

such a "change in control" will occur. If such a "change in control" were to occur, the resulting annual limitations on the use of NOLs and tax credits would depend on the value of the equity of the Company and the amount of "built-in gain" or "built-in loss" in the Company's assets at the time of the "change in control", which cannot be known at this time.

4.  REVOLVING CREDIT FACILITY:

     Effective March 30, 2001, the Company amended its existing loan and security agreement. The amended agreement provides for a senior secured revolving credit facility (the "Revolver") which provides for borrowings in the aggregate principal amount of up to the lesser of $180.0 million or the Borrowing Base, as defined in the agreement, based on 85% of eligible accounts receivable, the lesser of 65% of eligible tire inventory or $100 million and the lesser of 50% of all other eligible inventory or $40 million (of which up to $10 million may be utilized in the form of letters of credit). Average borrowings under the existing loan and security agreement were approximately $89.4 million in 2000 and $60.5 million in 1999. At December 30, 2000, the maximum loan amount available under the existing credit facility was $150.1 million of which $130.0 million was outstanding.

     The Revolver term expires in March 2005, and is extendable by the Company and the banks for an additional five years. Borrowings under the Revolver will, following these amendments, bear interest at (i) the Base Rate, as defined, plus the applicable margin or (ii) the Eurodollar Rate, as defined, plus the applicable margin. The applicable margins were increased resulting in an applicable margin of 2.0% for Base Rate loans (0.5% at December 30, 2000), and an applicable margin of 3.25% (2.25% at December 30, 2000) for Eurodollar Rate loans. The applicable margins are subject to performance-based step-downs resulting in margins ranging from 0.5% to 2.0% for Base Rate loans and 1.75% to 3.25% for Eurodollar Rate loans, respectively. At December 30, 2000 and December 31, 1999, borrowings outstanding under the existing loan and security agreement were at a weighted average interest rates of 9.3% and 8.2%, respectively.

     The Revolver, as amended, requires the Company to meet certain financial requirements, including minimum EBITDA for both continuing and discontinued operations, fixed charge coverage and tangible capital funds, all as defined, and minimum loan availability and certain covenants which, among other things, restrict the ability of the Company to incur additional indebtedness; enter into guarantees; make loans and investments; make capital expenditures; declare dividends; engage in mergers, consolidations and asset sales; enter into transactions with affiliates; create liens and encumbrances; enter into sale/leaseback transactions; modify material agreements; and change the business it conducts. The Company's obligations under the Revolver are secured by all inventories and accounts receivable.

     At the same time the Revolver was amended, the banks waived the effects of a failure to meet the minimum net worth and interest coverage covenants, as defined in the credit agreement, as of December 30, 2000. As of March 30, 2001, the Company's financial measures were in excess of the minimums required, as amended, and management expects that such amounts will remain above the minimums for the foreseeable future.

                            HEAFNER TIRE GROUP, INC.

5.  LONG-TERM DEBT:

     Long-term debt consists of the following (in thousands):

                                                              DECEMBER 30,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
Series D Senior Notes.......................................    $150,000       $150,000
Other.......................................................      12,413         10,665
                                                                --------       --------
                                                                 162,413        160,665
Less -- Current maturities..................................      (1,471)        (2,365)
                                                                --------       --------
                                                                $160,942       $158,300
                                                                ========       ========

     Aggregate maturities of long-term debt at December 30, 2000, are as follows (in thousands):

2001........................................................  $  1,471
2002........................................................     3,827
2003........................................................     3,745
2004........................................................       412
2005........................................................       384
Thereafter..................................................   152,574
                                                              --------
                                                              $162,413
                                                              ========

SENIOR NOTES

     The Series D Senior Notes ("Senior Notes") have an annual coupon of 10% and are redeemable at the Company's option, in whole or in part, at any time, on or after May 15, 2003, at certain redemption prices. In addition, the Company can redeem up to 35% of the original principal amount of the Senior Notes at 110% of par with one or more public equity offerings. The Senior Notes are due May 2008 and interest is payable semiannually on May 15 and November 15 of each year commencing November 15, 1999. The Senior Notes contain certain covenants that, among other things, limits the ability of the Company to incur indebtedness; make restricted payments; make certain distributions; sell assets; enter into certain affiliate transactions; sell or issue capital stock of restricted subsidiaries; incur liens; enter into sale/leaseback transactions; and engage in mergers and consolidations.

     Using a discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements, the carrying amount of the Company's debt, excluding the Senior Notes, at December 30, 2000, approximated fair value. The fair value of the Series D Notes is based upon quoted market price and approximates $42.0 million.

6.  EXTRAORDINARY CHARGE:

     The Company recorded an extraordinary charge in 1998 related to the early extinguishment of certain senior subordinated debt resulting in a noncash write-off of deferred financing fees and unamortized discount of subordinated debt of $1.7 million, net of applicable income tax benefits of $1.2 million. The Company also had prepayment penalties associated with the extinguishment of debt that resulted in a charge of $0.5 million, net of applicable income tax benefits of $0.3 million.

7.  EMPLOYEE BENEFITS:

401(k) PLANS

     The Company maintains a qualified profit-sharing and 401(k) plan for eligible employees. There are separate benefit formulas for employees of various divisions within the Company. All accounts are funded based on employee contributions to the plans, with the limits of such contributions determined by the Board of Directors. Depending on the division, the plan either matches 50% of the participant's contributions up to 6%

                            HEAFNER TIRE GROUP, INC.

of their compensation or matches 50% of the first 2% of participant contributions and 6% of the remaining contribution up to a total of 6% of their compensation. The plan also provides for contributions in such amounts as the Board of Directors may annually determine for the profit-sharing portion of the plan. The amount charged to expense applicable to continuing operations during the years ended December 30, 2000 and December 31, 1999 and 1998, was $0.9 million, $0.7 million and $0.4 million, respectively.

STOCK OPTION PLANS

     In 1997, the Company adopted a Stock Option Plan (the "1997 Plan") in order to attract and retain key employees of the Company. The 1997 Plan authorizes the issuance of up to 527,500 shares of voting common stock to be issued to officers and key employees under terms and conditions to be set by the Company's Board of Directors, which includes a 1998 amendment that increased the amount of shares by 262,500. All options expire 10 years from the date of grant. In connection with the Charlesbank purchase, which constituted a change in control under the 1997 Plan, all outstanding options became fully vested. Through December 30, 2000, 24,250 options had been exercised under the 1997 Plan.

     In the second quarter of 1999, the Company adopted the 1999 Stock Option Plan (the "1999 Plan") in order to attract and retain employees (including officers), directors and independent contractors of the Company. The 1999 Plan authorizes the issuance of up to 1,143,550 shares of voting common stock under terms and conditions to be set by the Company's Board of Directors, which includes a 2000 amendment that increased the amount by 40,000 shares. In November 1999, the Board approved an additional 53,550 options to be available for grant, which includes all remaining available options under the 1997 Plan. The options are divided into three tiers that vest over varying periods of time or upon the occurrence of certain events. All options expire 10 years from the date of grant. Under the 1999 Plan, 113,335 options are vested; however, no options were exercised as of December 30, 2000.

     Stock option activity under the plans is as follows:

                                                                          WEIGHTED
                                                                          AVERAGE
                                                               NUMBER     EXERCISE
                                                              OF SHARES    PRICE
                                                              ---------   --------
Outstanding at December 31, 1997............................    256,000    $1.10
  Granted...................................................    283,400     7.48
  Forfeited.................................................    (45,750)    1.10
                                                              ---------    -----
Outstanding at December 31, 1998 (24,000 exercisable).......    493,650     4.76
  Granted...................................................    646,100     9.00
  Exercised.................................................    (24,250)    2.42
  Forfeited.................................................    (11,500)    1.10
  Cancelled.................................................     (4,000)    7.48
                                                              ---------    -----
Outstanding at December 31, 1999 (476,927 exercisable)......  1,100,000     7.33
  Granted...................................................    273,100     9.00
  Forfeited.................................................    (14,000)    7.48
                                                              ---------    -----
Outstanding at December 30, 2000 (553,535 exercisable)......  1,359,100    $7.67
                                                              =========    =====

     The following information is presented as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123 (in thousands):

                                                                    YEAR ENDED
                                                    ------------------------------------------
                                                    DECEMBER 30,   DECEMBER 31,   DECEMBER 31,
                                                        2000           1999           1998
                                                    ------------   ------------   ------------
Net loss..........................................    $(42,693)      $(6,588)       $(4,724)
                                                      ========       =======        =======
Pro forma net loss................................     (43,511)       (7,375)        (4,813)
                                                      ========       =======        =======

                            HEAFNER TIRE GROUP, INC.

     The weighted average fair value of options granted during 2000, 1999 and 1998 estimated on the date of grant using the Black-Scholes option pricing model was $4.11, $3.89 and $2.80, respectively. The fair value of options granted in 2000, 1999 and 1998 were determined using the following assumptions: a risk-free interest rate of 6.10%, 5.65% and 4.69%, respectively, no dividend yield, expected life of 10 years which equals the lives of the grants, and no expected volatility.

     The following is summary information about the Company's stock options outstanding at December 30, 2000:

                                                     WEIGHTED     WEIGHTED                    WEIGHTED
                                  OUTSTANDING AT     AVERAGE      AVERAGE    EXERCISABLE AT   AVERAGE
                       EXERCISE    DECEMBER 30,     REMAINING     EXERCISE    DECEMBER 30,    EXERCISE
                        PRICE          2000        TERM (YEARS)    PRICE          2000         PRICE
                       --------   --------------   ------------   --------   --------------   --------
                        $1.10         179,500          6.42        $1.10        179,500        $1.10
                         7.48         260,700          7.73         7.48        260,700         7.48
                         9.00         918,900          8.71         9.00        113,335         9.00
                                    ---------          ----        -----        -------        -----
                                    1,359,100          8.22        $7.67        553,535        $5.72
                                    =========          ====        =====        =======        =====

DEFERRED COMPENSATION PLAN

     The Company has a deferred compensation plan for its top executives and divisional employees covered by the executive bonus plan to encourage each participant to promote the long-term interests of the Company. Each participant is allowed to defer portions of their annual salary as well as bonuses received into the plan. In addition to employee deferrals, the Company makes contributions on behalf of its top executives and certain of the divisional employees in varying amounts. The plan provides that an employee who becomes a participant on or before November 23, 1998, shall be fully vested in all amounts credited to such participant's account. The plan provides that an employee who becomes a participant after November 23, 1998 shall be at all times fully vested in elective deferrals into such participant's account and, as to contributions made by the Company, shall vest at a rate of twenty percent (20%) per year as long as such participant is an employee on January 1 of each year. The deferred compensation plan may be altered and amended by the Company's Board of Directors. The contributions made by the Company on behalf of its employees were not significant in 2000 and 1999.

8.  COMMITMENTS AND CONTINGENCIES:

LEASES

     The Company leases land, buildings, equipment and vehicles under various operating leases which expire between 2001 and 2010. Future minimum lease commitments for continuing operations at December 30, 2000 are as follows (in thousands):

2001........................................................    $ 23,892
2002........................................................      21,780
2003........................................................      18,981
2004........................................................      15,983
2005........................................................      12,462
Thereafter..................................................      23,496
                                                                --------
                                                                $116,594
                                                                ========

     Rent expense under these operating leases was $20.8 million in 2000, $14.2 million in 1999 and $10.2 million in 1998. Obligations under capital leases are not significant.

                            HEAFNER TIRE GROUP, INC.

PURCHASE COMMITMENTS

     In May 1997, the Company entered into a purchase agreement with a supplier (the "Tire Supply Agreement" -- see Note 11) which expires May 2007. Under the terms of the agreement, the Company has agreed to purchase all requirements of its "Winston" brand tires at a negotiated price specified in the agreement.

LEGAL PROCEEDINGS

     In the fourth quarter of 2000, Winston was named as a defendant in a class action lawsuit alleging that Winston violated certain California wage regulations and unfair business practices statutes. The Company believes that Winston's operations, including its wage practices, fully comply with applicable California and federal legal requirements and that the plaintiffs' claims are without merit. The Company is vigorously defending the matter.

     The Company is also involved in various other proceedings incidental to the ordinary course of its business. The Company believes, based on consultation with legal counsel, that none of these other proceedings will have a material adverse effect on its financial condition or results of operations.

9.  DISCONTINUED OPERATIONS:

     Effective January 26, 2001, the Company's Board of Directors authorized the exit of retail operations and determined that it was in the Company's best interest to solely concentrate on wholesale distribution, which it considers to be its core business. In that regard, the Company is actively pursuing the sale of the operations of Winston, its retail segment, and anticipates that the disposition will be completed by the summer of 2001. Accordingly, this segment has been reflected as a discontinued operation in the accompanying consolidated financial statements and previously reported financial results for all periods have been restated to reflect this treatment. In connection with the decision to discontinue Winston, the Company has recorded an estimated loss of $1.2 million, net of income tax benefits of $0.8 million. This loss reflects management's estimate of sale proceeds, net of associated transaction costs, and includes the estimated operating losses from the measurement date, January 26, 2001, to the estimated date of disposal. The timing of the Winston sale and the proceeds to be realized are dependent on numerous factors, some of which are beyond management's control. Therefore, management's estimates may be revised and reported in future periods.

     Net sales of discontinued operations in fiscal 2000, 1999 and 1998 were approximately $178.0 million, $164.0 million and $149.8 million, respectively. Net sales from continuing operations in 2000, 1999 and 1998 include approximately $60.6 million, $55.9 million and $27.4 million of intersegment sales to Winston that have not been eliminated in the accompanying statements of operations. The net assets of the discontinued operations primarily consist of property and equipment, inventory, payables and other normal operating assets and liabilities.

     In connection with the lease obligations of discontinued operations, the Company has net future minimum lease commitments of $14.5 million in 2001, $12.7 million in 2002, $11.4 million in 2003, $9.4 million in 2004, $8.0 million in 2005 and $41.7 million, thereafter. The Company also has capital lease obligations totaling $2.3 million.

10.  WARRANTS:

     In May 1997, in connection with the issuance of senior subordinated debt ("Subordinated Debt"), the Company issued detachable warrants which permit the holder to acquire up to 1,034,000 shares (13.1% on a fully diluted basis) of the Company's common stock at $.01 per share. The warrants became exercisable immediately upon issuance and expire on May 7, 2007. The warrants may be exercised in whole or in part, but

                            HEAFNER TIRE GROUP, INC.

in no event later than the date of an initial public offering or a sale transaction. The Company recorded the warrants at fair value, which resulted in a discount on the Subordinated Debt in the same amount.

     In 1999, in conjunction with Charlesbank's purchase of the Company, the terms of the warrants were amended to eliminate a provision which may have required the Company to repurchase the warrants for cash. As a result of this amendment, the warrants were reclassified and presented as a component of stockholders' investment.

11.  REDEEMABLE PREFERRED STOCK:

     On May 2, 1997, the Company issued 11,500 shares of preferred stock with par value of $.01 per share to a supplier (the "Supplier"). Of the 11,500 shares, 7,000 shares are designated Series A Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock") and 4,500 shares are designated Series B Cumulative Redeemable Preferred Stock (the "Series B Preferred Stock").

     The Series A and B Preferred Stock each contain a provision whereby upon the early termination of the Tire Supply Agreement (see Note 8), the Company shall redeem all shares of Preferred Stock outstanding at a price equal to the sum of the stated value and the applicable premium, as defined, plus all accrued and unpaid dividends. If at any time a change of control occurs, as defined, the Supplier may request redemption of all outstanding shares. The Company may not make payment in respect of any of the above redemption requirements, so long as amounts are outstanding under the Revolver, the Senior Notes and other agreements entered into in connection therewith, including any replacement agreement which results in a greater principal amount outstanding.

SERIES A PREFERRED STOCK

     The stated value of Series A Preferred Stock is $1,000 per share. Holders of Series A Preferred Stock are entitled to receive, when and if declared by the Board of Directors, cumulative cash dividends at an annual rate of 4%, subject to adjustment based on the volume of purchases from the Supplier. Additional dividends will accrue, when and if declared by the Board of Directors, and are payable on the last business day of January, beginning in 1999. For the years ended December 31, 2000, 1999 and 1998, the Company declared a dividend based on a 4% rate. These amounts are included in interest expense in the accompanying consolidated statements of operations. The Series A Preferred Stock will be redeemed by the Company, beginning on the last business day of December 2002 and on the last business day of each June and December thereafter, through June 2007.

SERIES B PREFERRED STOCK

     The stated value of Series B Preferred Stock is initially $1,000 per share, to be adjusted based on tire purchase credits as determined by the number of units purchased under the Tire Supply Agreement (see Note 8). Dividends on Series B Preferred Stock are payable, when and if declared by the Board of Directors, at the prime rate if the Company does not meet certain tire purchase requirements. The remaining value of Series B Preferred Stock shall be redeemed by the Company on the last business day of June 2007 at a price equal to the adjusted stated value plus all accrued and unpaid dividends. During 2000, 1999 and 1998 based on the Company's purchases, the stated value of the Series B Preferred Stock was reduced by $0.1 million, $0.3 million and $0.1 million, respectively.

12.  COMMON STOCK:

CHANGE OF CONTROL

     On May 24, 1999, Charlesbank purchased approximately 97.8% of the Company's issued and outstanding shares of Class A common stock and approximately 96.8% of its issued and outstanding shares of Class B

                            HEAFNER TIRE GROUP, INC.

common stock for a purchase price of approximately $44.7 million. During 1999, approximately $1.7 million in fees related to this transaction were charged to retained earnings.

     The Company's financial statements have not been adjusted to reflect the acquisition cost basis of Charlesbank due to the existence of the $150.0 million of publicly held Senior Notes.

CLASS A AND CLASS B COMMON STOCK

     On May 12, 1998, the Company's Board of Directors amended the Company's Articles of Incorporation to create two classes of common stock. At December 30, 2000, the Company has authorized for issuance 10,000,000 shares that have been designated Class A Common Stock ("Class A") and 20,000,000 shares that have been designated Class B Common Stock ("Class B").

     In August 1999, the Company offered all holders of Class B common stock the opportunity to exchange their shares for a like number of shares of Class A common stock. In response to this offer, all Class B shares have been exchanged for Class A shares.

RESTRICTED STOCK

     The Company has given designated employees, officers, directors and independent contractors of the Company the opportunity to acquire restricted shares of Class A common stock. The Company's board of directors administers the restricted stock arrangements, selects eligible participants, determines the number of shares to be offered to each participant and sets other applicable terms and conditions. As of December 30, 2000, directors and executives of the Company owned a total of 280,000 restricted shares of Class A common stock.

     Shares of restricted stock are issued by the Company at the fair market value at the date of issuance. Some or all of the purchase price may be paid in the form of a promissory note given by the purchaser of the shares. In some cases, the principal of the note is forgiven over time by the Company depending upon the attainment of certain earnings targets. All shares of restricted stock are subject to the terms and conditions of a securities purchase and stockholders' agreement entered into by each recipient.

13.  SUBSEQUENT EVENTS:

     On March 30, 2001, the Company amended its articles of incorporation to authorize 15,000,000 shares of a single class of $0.01 par value common stock and 1,344,834 shares of $0.01 par value preferred stock.

     On April 2, 2001 the Company issued 1,333,334 shares of Series C Preferred Stock for $9.00 per share in exchange for $12.0 million in cash contributed by certain of its principal stockholders. Shares of Series C Preferred Stock accrue dividends at an annual rate of 12% and are redeemable beginning May 16, 2009 at the initial price plus any cumulative unpaid dividends as of the redemption date. However, as long as any shares of Series A Preferred Stock or Series B Preferred Stock remain outstanding, no dividends may be paid, nor redemption occur. In addition, shares of Series C Preferred Stock are convertible into common stock at a conversion price of $9.00 per common share.

     The Company and its lenders amended the loan and security agreement ("the Revolver") effective March 30, 2001 (See Note 4).

                            HEAFNER TIRE GROUP, INC.

14.  SUBSIDIARY GUARANTOR FINANCIAL INFORMATION:

     The Senior Notes are guaranteed on a full, unconditional and joint and several basis by all of the Company's direct subsidiaries, each of which is wholly owned. The condensed consolidating financial information for the Company is as follows (in thousands):

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 30, 2000 AND DECEMBER 31, 1999, ARE AS FOLLOWS:

                                                                   AS OF DECEMBER 30, 2000
                                                     ---------------------------------------------------
                                                      PARENT    SUBSIDIARY
                                                     COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                     --------   ----------   ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents........................  $  3,518    $   (191)    $      --       $  3,327
  Accounts receivable, net.........................    74,682      27,146            --        101,828
  Inventories......................................   109,841      69,984            --        179,825
  Other current assets.............................    14,481       9,036            --         23,517
  Inter-company receivables........................   197,848          --      (197,848)            --
  Net assets of discontinued operations............        --      17,866            --         17,866
                                                     --------    --------     ---------       --------
          Total current assets.....................   400,370     123,841      (197,848)       326,363
                                                     --------    --------     ---------       --------
Property and equipment, net........................    21,555      10,949            --         32,504
Goodwill and other intangible assets, net..........    54,523      54,738            --        109,261
Investment in subsidiaries.........................    73,985          --       (73,985)            --
Other assets.......................................    26,563       2,429            --         28,992
                                                     --------    --------     ---------       --------
                                                     $576,996    $191,957     $(271,833)      $497,120
                                                     ========    ========     =========       ========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
  Accounts payable.................................  $127,062    $ 59,194     $      --       $186,256
  Accrued expenses.................................    25,019       3,973            --         28,992
  Current maturities of long-term debt.............       289       1,182            --          1,471
  Inter-company payables...........................   148,980      48,868      (197,848)            --
                                                     --------    --------     ---------       --------
          Total current liabilities................   301,350     113,217      (197,848)       216,719
                                                     --------    --------     ---------       --------
Revolving credit facility..........................   130,020          --            --        130,020
Long-term debt.....................................   156,871       4,071            --        160,942
Other liabilities..................................     8,709         684            --          9,393
Redeemable preferred stock series A -- 4%
  cumulative, 7,000 shares authorized, issued and
  outstanding......................................     7,000          --            --          7,000
Redeemable preferred stock series B -- variable
  rate cumulative, 4,500 shares authorized, issued
  and outstanding..................................     4,035          --            --          4,035
Stockholders' investment:
  Inter-company investment.........................        --     124,343      (124,343)            --
  Class A common stock, par value $.01 par:
     10,000,000 shares authorized; 5,286,917 shares
       issued and outstanding......................        53          --            --             53
  Additional paid-in capital.......................    23,981          --            --         23,981
  Warrants.........................................     1,137          --            --          1,137
  Notes receivable from sale of stock..............    (1,046)         --            --         (1,046)
  Retained deficit.................................   (55,114)    (50,358)       50,358        (55,114)
                                                     --------    --------     ---------       --------
          Total stockholders' investment...........   (30,989)     73,985       (73,985)       (30,989)
                                                     --------    --------     ---------       --------
                                                     $576,996    $191,957     $(271,833)      $497,120
                                                     ========    ========     =========       ========

                            HEAFNER TIRE GROUP, INC.

                                                                   AS OF DECEMBER 31, 1999
                                                     ---------------------------------------------------
                                                      PARENT    SUBSIDIARY
                                                     COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                     --------   ----------   ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents........................  $  3,820    $  2,677     $      --       $  6,497
  Accounts receivable, net.........................    67,697      18,614            --         86,311
  Inventories......................................    84,695      45,436            --        130,131
  Other current assets.............................     7,160       6,164            --         13,324
  Inter-company receivables........................   191,974          --      (191,974)            --
  Net assets of discontinued operations............        --      58,289            --         58,289
                                                     --------    --------     ---------       --------
          Total current assets.....................   355,346     131,180      (191,974)       294,552
                                                     --------    --------     ---------       --------
Property and equipment, net........................    21,267       6,805            --         28,072
Goodwill and other intangible assets, net..........    39,533      42,069            --         81,602
Investment in subsidiaries.........................    88,392          --       (88,392)            --
Other assets.......................................    10,348       1,597            --         11,945
                                                     --------    --------     ---------       --------
                                                     $514,886    $181,651     $(280,366)      $416,171
                                                     ========    ========     =========       ========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
  Accounts payable.................................  $ 99,330    $ 34,842     $      --       $134,172
  Accrued expenses.................................    15,263       1,871            --         17,134
  Current maturities of long-term debt.............     2,014         351            --          2,365
  Inter-company payables...........................   138,723      53,251      (191,974)            --
                                                     --------    --------     ---------       --------
          Total current liabilities................   255,330      90,315      (191,974)       153,671
                                                     --------    --------     ---------       --------
Revolving credit facility..........................    74,688          --            --         74,688
Long-term debt.....................................   155,406       2,894            --        158,300
Other liabilities..................................     6,710          50            --          6,760
Redeemable preferred stock series A - 4%
  cumulative, 7,000 shares authorized, issued and
  outstanding......................................     7,000          --            --          7,000
Redeemable preferred stock series B - variable rate
  cumulative, 4,500 shares authorized, issued and
  outstanding......................................     4,094          --            --          4,094
Stockholders' investment:
  Inter-company investment.........................        --      95,873       (95,873)            --
  Class A common stock, par value $.01 par:
     10,000,000 shares authorized; 5,286,917 shares
     issued and outstanding........................        53          --            --             53
  Additional paid-in capital.......................    23,981          --            --         23,981
  Warrants.........................................     1,137          --            --          1,137
  Notes receivable from sale of stock..............    (1,092)         --            --         (1,092)
  Retained deficit.................................   (12,421)     (7,481)        7,481        (12,421)
                                                     --------    --------     ---------       --------
          Total stockholders' investment...........    11,658      88,392       (88,392)        11,658
                                                     --------    --------     ---------       --------
                                                     $514,886    $181,651     $(280,366)      $416,171
                                                     ========    ========     =========       ========

                            HEAFNER TIRE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 30, 2000, DECEMBER 31, 1999 AND DECEMBER 31, 1998 ARE AS FOLLOWS:

                                                                  FOR THE FISCAL YEAR ENDED
                                                                      DECEMBER 30, 2000
                                                     ---------------------------------------------------
                                                      PARENT    SUBSIDIARY
                                                     COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                     --------   ----------   ------------   ------------
Net sales..........................................  $742,754    $344,506      $    --       $1,087,260
Cost of goods sold.................................   603,394     283,910           --          887,304
                                                     --------    --------      -------       ----------
  Gross profit.....................................   139,360      60,596           --          199,956
Selling, general and administrative expenses.......   110,708      62,062           --          172,770
                                                     --------    --------      -------       ----------
  Operating income (loss)..........................    28,652      (1,466)          --           27,186
                                                     --------    --------      -------       ----------
Other income (expense):
  Interest expense.................................   (26,011)       (436)          --          (26,447)
  Other income.....................................       677         241           --              918
  Equity in loss of subsidiaries...................   (43,483)         --       43,483               --
                                                     --------    --------      -------       ----------
Income (loss) from continuing operations before
  income taxes.....................................   (40,165)     (1,661)      43,483            1,657
Provision for income taxes.........................     2,528         684           --            3,212
                                                     --------    --------      -------       ----------
Loss from continuing operations....................   (42,693)     (2,345)      43,483           (1,555)
Discontinued operations:
  Loss from discontinued operations................        --     (39,938)          --          (39,938)
  Loss on disposal of discontinued operations......        --      (1,200)          --           (1,200)
                                                     --------    --------      -------       ----------
Net loss...........................................  $(42,693)   $(43,483)     $43,483       $  (42,693)
                                                     ========    ========      =======       ==========

                                                                  FOR THE FISCAL YEAR ENDED
                                                                      DECEMBER 31, 1999
                                                     ---------------------------------------------------
                                                      PARENT    SUBSIDIARY
                                                     COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                     --------   ----------   ------------   ------------
Net sales..........................................  $662,542    $245,507      $    --       $  908,049
Cost of goods sold.................................   549,173     199,698           --          748,871
                                                     --------    --------      -------       ----------
  Gross profit.....................................   113,369      45,809           --          159,178
Selling, general and administrative expenses.......    96,949      40,703           --          137,652
                                                     --------    --------      -------       ----------
  Operating income.................................    16,420       5,106           --           21,526
                                                     --------    --------      -------       ----------
Other income (expense):
  Interest expense.................................   (21,672)       (328)          --          (22,000)
  Other income.....................................     2,100           6           --            2,106
  Equity in loss of subsidiaries...................    (3,314)         --        3,314               --
                                                     --------    --------      -------       ----------
Income (loss) from continuing operations before
  income taxes.....................................    (6,466)      4,784        3,314            1,632
Provision for income taxes.........................       122       2,759           --            2,881
                                                     --------    --------      -------       ----------
Income (loss) from continuing operations...........    (6,588)      2,025        3,314           (1,249)
Loss from discontinued operations..................        --      (5,339)          --           (5,339)
                                                     --------    --------      -------       ----------
Net loss...........................................  $ (6,588)   $ (3,314)     $ 3,314       $   (6,588)
                                                     ========    ========      =======       ==========

                            HEAFNER TIRE GROUP, INC.

                                                                  FOR THE FISCAL YEAR ENDED
                                                                      DECEMBER 31, 1998
                                                     ---------------------------------------------------
                                                      PARENT    SUBSIDIARY
                                                     COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                     --------   ----------   ------------   ------------
Net sales..........................................  $478,120    $115,759      $    --        $593,879
Cost of goods sold.................................   399,957      91,611           --         491,568
                                                     --------    --------      -------        --------
  Gross profit.....................................    78,163      24,148           --         102,311
Selling, general and administrative expenses.......    70,251      22,016           --          92,267
                                                     --------    --------      -------        --------
  Operating income.................................     7,912       2,132           --          10,044
                                                     --------    --------      -------        --------
Other income (expense):
  Interest expense.................................   (13,191)       (217)          --         (13,408)
  Other income.....................................       720          71           --             791
  Equity in income of subsidiaries.................     1,458          --       (1,458)             --
                                                     --------    --------      -------        --------
Income (loss) from continuing operations before
  income taxes.....................................    (3,101)      1,986       (1,458)         (2,573)
Provision (benefit) for income taxes...............      (593)        705           --             112
                                                     --------    --------      -------        --------
Income (loss) from continuing operations...........    (2,508)      1,281       (1,458)         (2,685)
Income from discontinued operations................        --         177           --             177
                                                     --------    --------      -------        --------
Net income (loss) before extraordinary charge......    (2,508)      1,458       (1,458)         (2,508)
Extraordinary charge...............................    (2,216)         --           --          (2,216)
                                                     --------    --------      -------        --------
Net income (loss)..................................  $ (4,724)   $  1,458      $(1,458)       $ (4,724)
                                                     ========    ========      =======        ========

                            HEAFNER TIRE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED DECEMBER 30, 2000, DECEMBER 31, 1999 AND DECEMBER 31, 1998 ARE AS FOLLOWS:

                                                                  FOR THE FISCAL YEAR ENDED
                                                                      DECEMBER 30, 2000
                                                     ---------------------------------------------------
                                                      PARENT    SUBSIDIARY
                                                     COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                     --------   ----------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..................................  $(42,693)   $(43,483)     $ 43,483       $(42,693)
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Net loss from discontinued operations............        --      39,938            --         39,938
  Loss on disposal of discontinued operations......        --       1,200            --          1,200
  Depreciation and amortization of goodwill, other
     intangibles and other assets..................     7,965       7,513            --         15,478
  Deferred taxes...................................     2,032         550            --          2,582
  Other............................................      (190)         21            --           (169)
  Equity in loss of subsidiaries...................    43,483          --       (43,483)            --
Changes in operating assets and liabilities:
  Accounts receivable, net.........................       529         (89)           --            440
  Inventories......................................   (16,421)     (6,129)           --        (22,550)
  Other current assets.............................    (6,404)     (2,666)           --         (9,070)
  Accounts payable and accrued expense.............    45,663       8,844            --         54,507
  Other............................................     1,331        (419)           --            912
                                                     --------    --------      --------       --------
          Net cash provided by continuing
            operations.............................    35,295       5,280            --         40,575
                                                     --------    --------      --------       --------
          Net cash used in discontinued
            operations.............................        --     (14,786)           --        (14,786)
                                                     --------    --------      --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired...............   (69,449)       (700)           --        (70,149)
  Purchase of property and equipment...............    (3,849)    (10,875)           --        (14,724)
  Proceeds from sale of property and equipment.....     2,170         548            --          2,718
  Intercompany.....................................   (19,541)     19,541            --             --
                                                     --------    --------      --------       --------
          Net cash provided by (used in) investing
            activities.............................   (90,669)      8,514            --        (82,155)
                                                     --------    --------      --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt.........        --         105            --            105
  Principal payments on long-term debt.............      (260)     (1,981)           --         (2,241)
  Net proceeds from revolving credit facility......    55,332          --            --         55,332
                                                     --------    --------      --------       --------
          Net cash provided by (used in) financing
            activities.............................    55,072      (1,876)           --         53,196
                                                     --------    --------      --------       --------
Net decrease in cash and cash equivalents..........      (302)     (2,868)           --         (3,170)
Cash and cash equivalents, beginning of year.......     3,820       2,677            --          6,497
                                                     --------    --------      --------       --------
CASH AND CASH EQUIVALENTS, END OF YEAR.............  $  3,518    $   (191)     $     --       $  3,327
                                                     ========    ========      ========       ========

                            HEAFNER TIRE GROUP, INC.

                                                                  FOR THE FISCAL YEAR ENDED
                                                                      DECEMBER 31, 1999
                                                     ----------------------------------------------------
                                                      PARENT    SUBSIDIARY
                                                     COMPANY    GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                     --------   -----------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss...........................................  $ (6,588)   $ (3,314)      $ 3,314        $ (6,588)
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Net loss from discontinued operations............        --       5,339            --           5,339
  Depreciation and amortization of goodwill, other
     intangibles and other assets..................     6,557       6,178            --          12,735
  (Gain) loss on property and equipment
     disposals.....................................      (398)          6            --            (392)
  Deferred taxes...................................       122       2,759            --           2,881
  Other............................................      (200)         --            --            (200)
  Equity in loss of subsidiaries...................     3,314          --        (3,314)             --
Changes in operating assets and liabilities:
  Accounts receivable, net.........................     4,926      (6,252)           --          (1,326)
  Inventories......................................    (4,949)     (8,203)           --         (13,152)
  Other current assets.............................       451      (1,283)           --            (832)
  Accounts payable and accrued expense.............   (14,400)     (5,884)           --         (20,284)
  Other............................................       183          37            --             220
                                                     --------    --------       -------        --------
          Net cash used in continuing operating
            activities.............................   (10,982)    (10,617)           --         (21,599)
                                                     --------    --------       -------        --------
          Net cash used in discontinued
            operations.............................        --      (2,133)           --          (2,133)
                                                     --------    --------       -------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Mergers and acquisitions, net of cash acquired...   (11,216)       (875)           --         (12,091)
  Purchase of property and equipment...............    (3,541)     (7,677)           --         (11,218)
  Proceeds from sale of property and equipment.....       768          18            --             786
  Intercompany.....................................   (26,074)     26,074            --              --
  Other............................................     1,785          50            --           1,835
                                                     --------    --------       -------        --------
          Net cash provided by (used in) investing
            activities.............................   (38,278)     17,590            --         (20,688)
                                                     --------    --------       -------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt.........    (1,393)     (4,113)           --          (5,506)
  Net proceeds from revolving credit facility......    52,763          --            --          52,763
  Cash received for stock purchase.................       575          --            --             575
  Cash paid for stock repurchase...................       (31)         --            --             (31)
  Cash paid for costs associated with change in
     control.......................................    (1,697)         --            --          (1,697)
  Cash paid for financing costs....................    (1,915)         --            --          (1,915)
  Other............................................        80          --            --              80
                                                     --------    --------       -------        --------
          Net cash provided by (used in) financing
            activities.............................    48,382      (4,113)           --          44,269
                                                     --------    --------       -------        --------
Net increase (decrease) in cash and cash
  equivalents......................................      (878)        727            --            (151)
Cash and cash equivalents, beginning of year.......     4,698       1,950            --           6,648
                                                     --------    --------       -------        --------
CASH AND CASH EQUIVALENTS, END OF YEAR.............  $  3,820    $  2,677       $    --        $  6,497
                                                     ========    ========       =======        ========

                            HEAFNER TIRE GROUP, INC.

                                                                  FOR THE FISCAL YEAR ENDED
                                                                      DECEMBER 31, 1998
                                                     ----------------------------------------------------
                                                      PARENT    SUBSIDIARY
                                                     COMPANY    GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                     --------   -----------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)..................................  $ (4,724)    $ 1,458       $(1,458)       $ (4,724)
Adjustments to reconcile net income to net cash
  provided by operating activities, net of mergers
  and acquisitions --
  Net income from discontinued operations..........        --        (177)           --            (177)
  Extraordinary charge.............................     3,694          --            --           3,694
  Depreciation and amortization of goodwill, other
     intangibles and other assets..................     4,402       3,269            --           7,671
  Reduction of preferred stock stated value........      (147)         --            --            (147)
  Loss on disposal of property and equipment.......       264          --            --             264
  Deferred taxes...................................    (1,864)       (330)           --          (2,194)
  Equity in income of subsidiaries.................    (1,458)         --         1,458              --
Changes in operating assets and liabilities:
  Accounts receivable, net.........................   (15,758)     (5,009)           --         (20,767)
  Inventories......................................    (1,096)     (6,817)           --          (7,913)
  Other current assets.............................      (454)        449            --              (5)
  Accounts payable and accrued expenses............    10,470       5,551            --          16,021
  Other............................................      (740)       (379)           --          (1,119)
                                                     --------     -------       -------        --------
          Net cash used in continuing operating
            activities.............................    (7,411)     (1,985)           --          (9,396)
                                                     --------     -------       -------        --------
          Net cash used in discontinued
            operations.............................        --        (288)           --            (288)
                                                     --------     -------       -------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Mergers and acquisitions, net of cash acquired...   (53,722)        523            --         (53,199)
  Purchase of property and equipment...............    (1,810)     (6,887)           --          (8,697)
  Proceeds from sale of property and equipment.....     3,737          89            --           3,826
  Intercompany.....................................   (12,009)     12,009            --              --
                                                     --------     -------       -------        --------
          Net cash provided by (used in) investing
            activities.............................   (63,804)      5,734            --         (58,070)
                                                     --------     -------       -------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of long-term debt.....   150,000          --            --         150,000
  Principal payments of long-term debt.............   (31,128)     (1,586)           --         (32,714)
  Net repayments of revolving credit facility......   (36,278)     (1,793)           --         (38,071)
  Cash paid for stock repurchase...................        (3)         --            --              (3)
  Cash paid for financing activities...............    (8,030)         --            --          (8,030)
  Other............................................        (8)        726            --             718
                                                     --------     -------       -------        --------
          Net cash provided by (used in) financing
            activities.............................    74,553      (2,653)           --          71,900
                                                     --------     -------       -------        --------
Net increase in cash and cash equivalents..........     3,338         808            --           4,146
Cash and cash equivalents, beginning of year.......     1,360       1,142            --           2,502
                                                     --------     -------       -------        --------
CASH AND CASH EQUIVALENTS, END OF YEAR.............  $  4,698     $ 1,950       $    --        $  6,648
                                                     ========     =======       =======        ========

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

                 NAME                    AGE   POSITION
                 ----                    ---   --------
William H. Gaither.....................  45    Chairman
Richard P. Johnson.....................  53    President, Chief Executive Officer and
                                               Director
William E. Berry.......................  45    Executive Vice President -- Finance and
                                               Administration
J. Michael Gaither.....................  48    Executive Vice President, General
                                               Counsel and Treasurer
Daniel K. Brown........................  47    President, Winston Tire Company and
                                               Senior Vice President -- Procurement
Phillip E. Marrett.....................  50    Senior Vice President -- Sales and
                                               Marketing
J. David Phillips......................  54    Senior Vice President -- Human
                                               Resources
Ray C. Barney..........................  46    President, Heafner Tire
                                               Group -- Western Division
Randall Haas...........................  50    President, Heafner Tire
                                               Group -- Central Division
James Matthews.........................  57    President, Heafner Tire
                                               Group -- Northern Division
Joseph P. Donlan.......................  54    Director
Kim G. Davis...........................  47    Director
Tim R. Palmer..........................  43    Director
Jon M. Biotti..........................  32    Director
Todd Krasnow...........................  43    Director
Lenny Pippin...........................  53    Director

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

     Richard P. Johnson -- President, Chief Executive Officer and Director. Mr. Johnson became President and Chief Executive Officer in January 2001 and prior to that time, served as President of Heafner's Southeast Division. He joined ITCO as President and Chief Operating Officer in February 1997. He served as Senior Vice President of Albert Fisher Distribution from 1991 to 1994, and as its President and Chief Operating

Officer from 1994 to 1996. Prior to that time, Mr. Johnson held a variety of management positions with Leprino Foods, Sargento Cheese and Kraft Foods. He holds an A.A. from Palm Beach College.

     William E. Berry -- Executive Vice President -- Finance and
Administration. Mr. Berry joined Heafner in May 1998 as a result of the merger with Itco Tire Company and served as Senior Vice President of Finance for the Southeast Division. Prior to that, he joined Itco Tire Company as Controller in 1984 and served as its Senior Vice President of Finance until 1996. From 1996 to the merger with Heafner, he served as Itco's Executive Vice President in charge of business development and sales and marketing. Prior to that, Mr. Berry held a variety of financial management positions for a subsidiary of the Dr. Pepper Company and also spent three years in a public accounting firm. He holds a B.S. in Business Administration from Virginia Tech.

     J. Michael Gaither -- Executive Vice President, General Counsel and Treasurer. Mr. Gaither became Executive Vice President in May 1999, and prior to that time served as Heafner's Senior Vice President, General Counsel and Secretary since joining Heafner in 1991. Prior to that time, he was a lawyer in private practice for several years. He holds a B.A. from Duke University and received his J.D. from the University of North Carolina-Chapel Hill.

     Daniel K. Brown -- President, Winston Tire and Senior Vice
President -- Procurement. Mr. Brown joined Heafner in 1975 and held various field sales assignments before becoming Marketing Manager in 1979. He advanced to Director of Marketing and to Vice President of Marketing during the 1980's and was named Vice President of Sales and Marketing in 1991 assuming responsibility for distribution center operations. In 1997 he was named Senior Vice President of Sales and Marketing with responsibility for vendor relations and program negotiations as well as the sales and marketing activities for Heafner. Mr. Brown holds a B.A. from Western Carolina University.

     Phillip E. Marrett -- Senior Vice President -- Sales and Marketing. Mr. Marrett joined Heafner Tire Group in 1998 as Regional Vice President in the Southeast Division. Prior to joining Heafner, Mr. Marrett worked for ITCO Tire (1997-1998) and Dunlop Tire (1976-1996).

     J. David Phillips -- Senior Vice President -- Human Resources. Mr. Phillips joined Heafner Tire Group in November 1999. Prior to that he held various human resources positions with Celanese Corporation (1977 to 1984) and Hoechst Celanese Corporation (1988 to 1999), a diversified commodity and specialty chemicals manufacturer. Mr. Phillips also served as a Vice President of Human Resources for a division of Sara Lee Corporation (1984 to 1987) and as an Investment Broker for Edward Jones Inc. (1987 to 1988). He earned a B.S. from Pennsylvania State University.

     Ray C. Barney -- President, Heafner Tire Group -- Western Division. Mr. Barney joined the Heafner Tire Group at the time when CPW was acquired by Heafner in May 1998. At that time Mr. Barney served as Chief Operating Officer for CPW. On November 1, 1999, Mr. Barney was named as President of the CPW division. Mr. Barney has been with the CPW organization since 1991. Prior to that Mr. Barney had spent 14 years with the BFGoodrich Company with various positions in Sales and Sales Management. He holds a B.A. degree from the Business School at the University of Illinois.

     Randall M. Haas -- President, Heafner Tire Group -- Central Division. Mr. Haas joined T.O. Haas Tire Co in 1968 and held several management positions prior to becoming president in 1975, a position he held until T.O. Haas became a part of Heafner in May 2000. Mr. Haas also served as president of its parent company T.O. Haas Holding Co., Inc. from 1983 until 2000. Mr. Haas received his bachelor's degree from the University of Nebraska in 1973.

     James L. Matthews -- President, Heafner Tire Group -- Northern
Division. Mr. Matthews joined Heafner Tire Group as President of the Northern Division in July 2000. Mr. Matthews has over 30 years experience in the tire industry having served in a variety of management positions with both ITCO and Merchant's including President and COO of Merchant's Inc. from 1985-2000. Mr. Matthews received his bachelor's degree in accounting from Barton College in 1972.

     Joseph P. Donlan -- Director. Mr. Donlan has been a Director since May 1997. He is Managing Director of Brown Brothers Harriman & Co. and Co-Manager of its 1818 Mezzanine Fund, and 1818 Mezzanine Fund II, L.P. Mr. Donlan joined Brown Brothers Harriman & Co. in 1970 in the firm's Trade Finance Group. Prior to organizing the 1818 Mezzanine Fund, Mr. Donlan managed Brown Brothers Harriman & Co.'s New York commercial banking activities. Previously, Mr. Donlan served as the firm's Senior Credit Officer and became a member of the firm's Credit Committee on which he continues to serve. He is a graduate of Georgetown University and received an M.B.A. from Rutgers University. Mr. Donlan also serves on the board of directors of National Auto Finance Company, Inc., One Call Medical, Inc., Wise Foods, Inc. and Fiber Composites, LLC.

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

     Tim R. Palmer -- Director. Mr. Palmer has been a Director since May 1999. He is a Managing Director and co-founder of Charlesbank Capital Partners, LLC. From 1990 through June 1998, Mr. Palmer was a Managing Director of Harvard Private Capital Group, Inc. Mr. Palmer serves as a director of several private companies. Previously, he was Manager, Business Development at The Field Corporation, a privately held investment company. Mr. Palmer holds a B.A. from Purdue University, a J.D. from the University of Virginia and an M.B.A. from the University of Chicago.

     Jon M. Biotti -- Director. Mr. Biotti has been a Director since May 1999. He is a Senior Associate at Charlesbank Capital Partners, LLC. Prior to joining Charlesbank in July 1998, Mr. Biotti pursued postgraduate research studies in principal investing and entrepreneurship as an Entrepreneurial Studies Research Fellow at the Harvard Graduate School of Business Administration. Previously, he was affiliated with Brown Brothers Harriman & Co., the Walt Disney Company and Wasserstein Perella & Co. Mr. Biotti holds a B.A. from Harvard University, an M.P.A. from the Kennedy School & Government, and an M.B.A. from Harvard University.

     Todd Krasnow -- Director. Mr. Krasnow is the cofounder and CEO of ZOOTS, The Cleaner Cleaner. Prior to ZOOTS, he was Executive Vice President of Sales and Marketing for Staples. He joined Staples as part of its original management team in 1986, before it opened its first office superstore in the country. During his 12 years with Staples, Mr. Krasnow helped launch the company's California operations, ran the company's international joint ventures and started the company's catalog operation. Mr. Krasnow serves on several local non-profit boards. He graduated from Cornell University, and from Harvard Business School in 1983.

     M. Lenny Pippin -- Director. Mr. Pippin is President and Chief Executive Officer of Schwan's Sales Enterprises, Inc. He earned his bachelor's degree from Florida Atlantic University in Boca Raton, Florida and currently is a member of the Board of Directors of Schwan's Sales Enterprises, Inc. He also serves on a number of non-profit organizations in a similar capacity, including the Florida Chamber of Commerce, Tampa Bay United Way, Tampa Bay Museum of Science and Industry, Lowery Park Zoo, Children's Home of Tampa and the Florida Council of 100, an organization of the state's largest business interests.

ITEM 11.  EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

     The following table contains information concerning the compensation for services in all capacities to Heafner for the fiscal years 2000, 1999 and 1998 of the following "Named Executive Officers," who are those persons who (a) served during the fiscal year ended December 30, 2000 as the Chief Executive Officer of Heafner and, (b) were, at December 30, 2000, the other four most highly compensated executive officers of Heafner who earned more than $100,000 in salary and bonus in 2000.

                                                                              LONG-TERM
                                                                             COMPENSATION
                                                ANNUAL COMPENSATION          ------------
                                         ---------------------------------    SECURITIES
                               FISCAL                         OTHER ANNUAL    UNDERLYING     ALL OTHER
                                YEAR     SALARY      BONUS    COMPENSATION   OPTIONS/SARS   COMPENSATION
NAME AND PRINCIPAL POSITION    ENDED       ($)        ($)        ($)(a)         (#)(b)          ($)
---------------------------   --------   -------    -------   ------------   ------------   ------------
Richard P. Johnson(c).......  12/30/00   275,000    161,975          --         30,000             --
  President, Chief Executive  12/31/99   280,166    121,780      15,500         75,000             --
  Officer; Former President,  12/31/98   125,004(d)  42,512          --         25,000         37,131(e)
  Heafner-ITCO
Donald C. Roof(c)...........  12/30/00   400,000         --          --         50,000             --
  Former President,           12/31/99   334,588    135,372      50,500        200,000             --
  Chief Executive Officer     12/31/98   231,840    122,688      25,500         15,000             --
J. Michael Gaither..........  12/30/00   246,000     36,900          --         25,000             --
  Executive Vice President,   12/31/99   236,885     71,882      41,153         75,000             --
  General Counsel and         12/31/98   213,924    113,174      15,500         15,000             --
  Secretary
Daniel K. Brown.............  12/30/00   230,000     34,500          --         25,000             --
  President, Winston Tire and 12/31/99   202,085     61,322     113,909         75,000             --
  Senior Vice President --    12/31/98   182,490     96,571      15,500         15,000             --
  Procurement
Ray C. Barney...............  12/30/00   250,000     69,000          --             --             --
  President, CPW              12/31/99   229,992     34,897      15,500             --             --
                              12/31/98    31,944         --          --          3,000             --

---------------

(a) This column includes amounts for perquisites and other personal benefits including the annual contribution for deferred compensation plan in cases where such aggregate amounts exceed the reporting threshold of $50,000 or 10% of total annual salary and bonus.
(b) This column includes stock options granted in 1998, 1999 and 2000 under Heafner's stock option plans, which is discussed below under "-- Stock Option Plans." All options granted in 1998, 57,335 of the options granted in 1999 and 11,478 of the options granted in 2000 vested as of December 30, 2000. The remaining options vest as described in "-- Stock Option Plans," below.
(c) Effective January 2001, Mr. Johnson succeeded Mr. Roof as President and Chief Executive Officer and Mr. Roof left the Company's employ.
(d) Mr. Johnson joined Heafner in May 1998 when Heafner acquired ITCO. Salary represents payments to Mr. Johnson during the period of his employment in 1998. On an annualized basis, Mr. Johnson's salary for 1998 would have been $250,000.
(e) Consists of taxable amounts reported in connection with reimbursement of relocation costs.

OPTION/SAR GRANTS IN 2000

     No stock appreciation rights were granted during 2000. The following table contains information concerning the grant of stock options to each of the Named Executive Officers during 2000:

                                                    INDIVIDUAL GRANTS
                                    --------------------------------------------------    POTENTIAL REALIZABLE
                                                  PERCENT OF                                VALUE AT ASSUMED
                                    NUMBER OF    TOTAL OPTIONS                            ANNUAL RATES OF STOCK
                                    SECURITIES    GRANTED TO     EXERCISE                PRICE APPRECIATION FOR
                                    UNDERLYING     EMPLOYEES     OR BASE                     OPTION TERM(b)
                                     OPTIONS       IN FISCAL      PRICE     EXPIRATION   -----------------------
NAME                                GRANTED(a)       YEAR         ($/SH)       DATE        5%($)        10%($)
----                                ----------   -------------   --------   ----------   ----------   ----------
Richard P. Johnson................    30,000         11.0%        $9.00      6/06/10      $169,802     $430,310
Donald C. Roof....................    50,000         18.3          9.00      6/06/10       283,003      717,184
J. Michael Gaither................    25,000          9.2          9.00      6/06/10       141,501      358,592
Daniel K. Brown...................    25,000          9.2          9.00      6/06/10       141,501      358,592
William E. Berry..................     2,500          0.9          9.00      6/06/10        14,150       35,859
J. David Phillips.................     2,500          0.9          9.00      6/06/10        14,150       35,859
Phillip E. Marrett................     2,500          0.9          9.00      6/06/10        14,150       35,859
Ray C. Barney.....................        --           --            --           --            --           --

---------------

(a) The securities underlying the options, which were granted under the stock option plan, are shares of Class A common stock. Under the stock option plan, 11,478 of the options granted to each of the Named Executive Officers in 2000 vested as of December 30, 2000. The options vest as described in "-- Stock Option Plan," below.
(b) The potential realizable value columns illustrate the value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compound rates of appreciation of the Class A common stock over the term of the options. These amounts represent certain assumed rates of appreciation only, assuming a fair market value on the date of grant of $9.00 per share. Because the Class A common stock is privately held, a per-share fair market value on the date of grant of the options equal to $9.00 was assumed based on a stock appraisal as of May 1999. Actual gains on the exercise of the options are dependent on the future performance of the Class A common stock. The potential values reflected in this table may not be the actual values ultimately realized. All amounts have been rounded to the nearest whole dollar.

     No options to purchase common stock were exercised by the Named Executive Officers during the 12 months ended December 30, 2000.

STOCK OPTION PLANS

     The Company has adopted two stock option plans, the Amended and Restated 1997 Stock Option Plan and the 1999 Stock Option Plan, both of which are designed to motivate designated employees, officers, directors and independent contractors of Heafner by encouraging them to acquire a proprietary interest in the Company. Heafner's board of directors, acting through a "plan committee" of at least two members of the board, administers the stock option plans, selects eligible participants, determines the number of shares subject to each option granted under the stock option plans and sets other terms and conditions applicable to participants in the stock option plans. As of December 30, 2000, the maximum aggregate number of shares which may be issued under the stock option plans is 1,593,250 shares of Class A common stock.

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

     All options granted under the stock option plans are subject to the terms and conditions of a stock option agreement entered into by each option recipient. The stock option agreement generally requires each recipient to be bound by the terms of a stockholder agreement with Heafner in the event the recipient elects to exercise options. Options granted under the 1997 stock option plan generally would have vested on the first four anniversaries of the date of grant, in installments of either (a) 10%, 20%, 30% and 40% or (b) 20%, 20%, 20% and 40%, of the total number of underlying shares. Options granted under the 1999 stock option plan generally vest based on time, performance or the occurrence of specified events, such as an initial public offering or company sale. Time based options vest on the first four anniversaries of the date of grant in installments of 25% per year. Performance based options vest at the end of each year based on the achievement of EBITDA targets for the year. Options that vest on the basis of events such as an initial public offering or company sale do so only to the extent that Charlesbank has earned a specified return on its initial investment in shares of Heafner. All time based and performance based options vest in any event on the seventh anniversary of the date of grant. Options granted under the stock option plans are generally not transferable by the recipient other than by a will or by the laws of descent and distribution and, during the recipient's lifetime, may only be exercised by the recipient. Under the terms of the stock option plans, options expire no later than the tenth anniversary of the date of grant. Options are also subject to adjustment to avoid dilution in the event of stock splits, stock dividends, reclassifications or other similar changes in the capital structure of Heafner.

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

RESTRICTED STOCK

     The Company has given designated employees, officers, directors and independent contractors of Heafner the opportunity to acquire restricted shares of Class A common stock. Heafner's board of directors administers the restricted stock arrangements, selects eligible participants, determines the number of shares to be offered to each participant and sets other applicable terms and conditions. As of December 30, 2000, directors and executives of the Company owned a total of 280,000 restricted shares of Class A common stock.

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

     The Company has the right to repurchase all of a participating stockholder's shares upon the termination of that stockholder's employment by Heafner due to cause or by the stockholder other than for good reason (each as defined in the restricted stock agreement) or the death of the participating stockholder. A participating stockholder may require Heafner to repurchase all of such stockholder's shares if that stockholder is terminated by Heafner without cause or terminates his or her employment for good reason (as defined in the restricted stock agreement). The repurchase price for shares of stock subject to the restricted stock agreement is generally their original purchase price or fair market value. The repurchase price for shares of stock subject to the restricted stock agreement in the case where a stockholder is terminated for certain specified cause events or violates his or her confidentiality or non-compete obligations is either their original purchase price or a price derived from Heafner's "Net Equity Value" (as defined in the restricted stock agreement) at the time of repurchase, whichever is lower. Under the restricted stock agreements entered into in May 1999, the repurchase rights described in this paragraph are exercisable by Charlesbank and other principal stockholders to the extent not exercised by Heafner. The restricted stock agreements terminate on the earlier to occur of a public offering that meets specified conditions and the tenth anniversary of the date of the agreement.

COMPENSATION OF DIRECTORS

     During the year ended December 30, 2000, directors who were not employees of the Company, nominees of The 1818 Mezzanine Fund, or Charlesbank Capital were paid a fee of $2,500 for each board meeting attended.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 2000, Tim Palmer, Kim Davis and Lenny Pippin served on a compensation committee of Heafner's board of directors which reviewed and recommended executive compensation for the Named Executive Officers and other executives of Heafner. All compensation recommendations of the executive committee were reviewed by and subject to the approval of the full board of directors of Heafner.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The compensation committee, at the direction of the board of directors of the Company, recommends the compensation of the Named Executive Officers and other executives of Heafner. In addition, the compensation committee administers Heafner's compensation and stock option plans.

     The key components of the compensation packages of the Company's executive officers are annual salary, bonuses dependent upon Heafner's performance, deferred compensation, and long-term, stock-based incen-tives. In addition, Heafner's executive officers receive health, accident, and life insurance, retirement, and other personal benefits typically offered to executives by other corporations equivalent in size.

     Historically, Heafner has entered into executive severance agreements with its senior executive officers which fix their minimum annual salaries and bonuses. The compensation philosophy of Heafner's board of directors is that the compensation of the Company's executives and key managers should be designed to promote achievement of Heafner's business and financial objectives; to provide pay that is externally competitive and internally equitable, which will allow the Company to attract, retain, and motivate the executives and key managers necessary to accomplish its business objectives; and to reward exceptional performance. The compensation committee reviews the salaries provided for in the employment agreements with its senior executive officers, as well as the salaries of Heafner's other officers, once a year, and recommends changes to the board of directors.

     Bonuses are paid on the basis of the Company's and/or the individual division's profitability results versus the pre-established targets. The compensation committee of the board recommends the performance-based targets for these bonuses and for each participant or group of participants in the divisions. The board of directors must approve these targets.

     The established targets have "threshold" (entry), "target" (plan), and "stretch" (upper) levels defined. No bonus is paid to any individual or division whose results fall below the established threshold targets. The individual whose performance results meet the anticipated plan results is paid at "target:" or 100% of the planned bonus. An individual whose results exceed the anticipated plan results can be paid at 200% of the "target" or greater if the results exceed the "stretch" or upper level of the plan. Performance above the upper levels will be prorated accordingly.

     Bonuses are subject to reduction or cancellation on the basis of a participant's individual performance or in the event of conduct by a participant detrimental to Heafner. Bonuses are payable in cash.

                                                THE COMPENSATION COMMITTEE
                                                       Kim G. Davis
                                                      Tim R. Palmer
                                                       Lenny Pippin

INDEMNIFICATION OF OFFICERS AND DIRECTORS

     The Company's articles of incorporation provide for the release of any person serving as a director of Heafner from liability to Heafner or its stockholders for damages for breach of fiduciary duty and for the indemnification by Heafner of any person serving as a director, officer, employee or agent or other authorized person to the fullest extent permissible under the North Carolina Business Corporation Act. In addition, Heafner has purchased a directors' and officers' insurance policy covering officers and directors of Heafner for liabilities that they may incur as a result of any action, or failure to act, by such officers and directors in their capacity as officers and directors.

EMPLOYMENT AND SEVERANCE AGREEMENTS

     The Company has entered into executive severance agreements with each of Messrs. J. Michael Gaither, Brown, Johnson, and Barney, providing for annual base salaries of approximately $246,000, $230,000, $275,000, and $230,000 respectively, for the current year. Heafner also pays William H. Gaither an annual fee of $125,000 for serving as Chairman of the Board under a consulting agreement that terminates in May 2002.

     The agreements with Messrs. J. Michael Gaither, Brown, and Johnson provide for additional compensation in the form of a minimum annual bonus through 2001, participation in Heafner's executive bonus plan and participation in Heafner's deferred compensation program.

     The severance agreements may be terminated at any time by the Company or the employee. Upon termination of employment for any reason, the employee is entitled to receive a basic termination payment equal to (a) his base salary earned through the date of termination, (b) the previous year's bonus if the termination is after December 31 and before bonus has been awarded and (c) the fixed bonus, if any, payable under the agreement prorated through the date of termination. If the employee is terminated by Heafner without cause or if the employee leaves for good reason (each as defined in his severance agreement), he is entitled to an additional severance payment based on a multiple of his base salary and plan bonus. The multiple used for determining the additional severance payment is increased if termination occurs in connection with a change of control of Heafner (as defined in his severance agreement).

     The severance agreements each contain confidentiality and non-compete provisions.

EXECUTIVE BONUS PLAN

     Bonuses are paid on the basis of the Company's and/or the individual division's profitability results versus the pre-established targets. The compensation committee of the board recommends the performance -- based targets for these bonuses and for each participant or group of participants in the divisions. The board of directors must approve these targets.

     The established targets have "threshold" (entry), "target" (plan), and "stretch" (upper) levels defined. No bonus is paid to any individual or division whose results fall below the established threshold targets. The individual whose performance results meet the anticipated plan results is paid at "target" or 100% of the planned bonus. An individual whose results exceed the anticipated plan results can be paid at 200% of the "target" or greater if the results exceed the "stretch" or upper level of the plan. Performance above the upper levels will be prorated accordingly.

DEFERRED COMPENSATION PLAN

     In 1999, Heafner established a deferred compensation plan for its top executives and divisional employees covered by the executive bonus plan to encourage each participant to promote the long-term interests of Heafner. Each participant is allowed to defer portions of their annual salary as well as bonuses received into the plan. In addition to employee deferrals, Heafner makes contributions on behalf of its top executives and certain of the divisional employees in varying amounts. The plan provides that an employee who becomes a participant on or before November 23, 1998, shall be fully vested in all amounts credited to such participant's account. The plan provides that an employee who becomes a participant after November 23, 1998 shall be at all times fully vested in elective deferrals into such participant's account and as to contributions made by Heafner shall vest at a rate of twenty percent (20%) per year as long as such participant is an employee on January 1 of each year. The deferred compensation plan may be altered and amended by Heafner's board of directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of Heafner's common stock as of March 30, 2001 of:

     - each person known by Heafner to own beneficially more than 5% of the Class A common stock,

     - each director,

     - the Named Executive Officers, and

     - all directors and executive officers of Heafner as a group.

                                                              NUMBER OF SHARES     PERCENT OF
                                                                BENEFICIALLY     CLASS A COMMON
NAME AND ADDRESS OF BENEFICIAL OWNER(a)                            OWNED            STOCK(b)
---------------------------------------                       ----------------   --------------
Charlesbank Equity Fund IV, Limited Partnership.............     4,961,734(c)         94.1%
The 1818 Mezzanine Fund, L.P................................     1,034,000(d)         16.4
Jon M. Biotti...............................................            --(e)
Kim G. Davis................................................     4,961,734(c)         94.1
Joseph P. Donlan............................................     1,034,000(d)         16.4
William H. Gaither..........................................        62,500(f)          1.2
Tim R. Palmer...............................................     4,961,734(c)         94.1
Mark A. Rosen...............................................     4,961,734(c)         94.1
Daniel K. Brown.............................................       109,956(g)          2.1
J. Michael Gaither..........................................       109,956(g)          2.1
Richard P. Johnson..........................................        98,132(h)          1.8
William E. Berry............................................        23,698(i)          0.4
Phillip E. Marrett..........................................         5,625(i)          0.1
Donald C. Roof..............................................       189,095(j)          3.5
All directors and executive officers of Heafner as a group
  (16 persons)..............................................     6,594,696            99.0

---------------

(a) Unless otherwise indicated, the address for each person listed in the table is in care of Heafner Tire Group, Inc., 2105 Water Ridge Parkway, Suite 500, Charlotte, North Carolina 28217.
(b) Shares beneficially owned, as recorded in this table, are expressed as a percentage of the shares of Class A common stock. For purposes of computing the percentage of outstanding shares held by each person or group of persons named in this table, any securities which that person or group of persons has the right to acquire within 60 days of March 30, 2001 are deemed to be outstanding for purposes of computing the percentage ownership of such person or persons, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. As of March 30, 2001, 5,271,917 shares of Class A common were issued and outstanding.
(c) Represents (i) 4,846,179 shares of Class A common stock owned by Charlesbank Equity Fund IV, Limited Partnership, (ii) 4,444 shares of Class A common stock owned by its affiliate, Charlesbank Coinvestment Partners, LLC, and (iii) 111,111 shares of Class A common stock owned by an affiliate of Bain Capital and voted by Charlesbank pursuant to an irrevocable proxy. Messrs. Davis, Palmer and Rosen are Managing Directors of Charlesbank Capital Partners, LLC, which has the indirect authority to vote and exercise investment power over shares of Class A common stock beneficially owned by Charlesbank. Since none of Messrs. Davis, Palmer and Rosen individually have the power to vote and exercise investment power over the shares, each of them disclaims beneficial ownership of the shares.
(d) Represents shares issuable upon the exercise of Warrants, as discussed below. Mr. Donlan is the co-manager of The 1818 Mezzanine Fund, L.P. and in that capacity will have authority to vote and exercise investment power over the shares. See "Certain Relationships and Related
     Transactions -- Warrants."
(e) Mr. Biotti is a Senior Associate of Charlesbank capital Partners, LLC and has no authority to vote or exercise investment power over shares of Class A common stock beneficially owned by Charlesbank.

(f) Consists of 62,500 shares of Class A common stock issuable upon the exercise of options which are exercisable within 60 days.
(g) Includes 59,956 shares of Class A common stock issuable upon the exercise of options which are exercisable within 60 days.
(h) Includes 46,022 shares of Class A common stock issuable upon the exercise of options which are exercisable within 60 days.
(i) Includes 5,625 shares of Class A common stock issuable upon the exercise of options which are exercisable within 60 days.
(j) Includes 114,095 shares of Class A common stock issuable upon the exercise of options which are exercisable within 60 days.

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

     The Company and the 1818 Fund are also parties to a warrant purchase agreement and a registration rights agreement, each dated as of May 7, 1997, which contain provisions restricting the transferability of the Warrants, including a right of first offer in favor of Heafner, and grant registration rights with respect to shares of Class A common stock issuable upon exercise of the Warrants.

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

     Subject to the limitations summarized below, beginning in December 2002 and ending in June 2007, Heafner is required to redeem 700 shares of Series A preferred stock each year on a semi-annual basis at 100% of the liquidation preference of such shares plus all accrued and unpaid dividends. Subject to the same limitations, the Company is required to redeem all of the outstanding shares of Series B preferred stock in June 2007 at the same redemption price. Unless restricted by the limitations summarized below, Heafner is also required to redeem all the preferred stock if the Kelly-Springfield Supply Agreement is terminated or, at the request of Kelly-Springfield, if a change of control of Heafner occurs and Kelly-Springfield requests a termination of the Supply Agreement. Each series of preferred stock also is redeemable at any time at the Company's option.

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

MONITORING FEE

     The Company expects to pay an advisory and monitoring fee not to exceed $200,000 annually to Charlesbank Capital Partners, LLC. None has been paid through December 30, 2000.

RELATED PARTY LEASES

     Heafner leases corporate office space in Lincolnton, North Carolina from Ann H. Gaither, the mother of the Chairman of Heafner, and her sister, Carolyn
H. Williams, for an annual rent equal to approximately $87,000. The lease expires September 30, 2002. Through January 2001, the Company leased its Winston-Salem, North Carolina distribution center from Ann H. Gaither for an annual rent equal to approximately $55,000. In connection with this property in Winston-Salem, Ann H. Gaither had a note owing to Heafner with a principal balance of approximately $104,000 as of December 30, 2000. In January 2001, this building was sold and the balance on the note was repaid from the proceeds. In connection therewith, the Company was relieved of its lease obligation. The Company believes that these leases are on terms no less favorable to it than could have been obtained from an independent third party.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Documents filed as part of this Report:

         1. The following items, including consolidated financial statements of the Company, are set forth at Item 8 of this report:

         - Report of Independent Public Accountants

         - Consolidated Balance Sheets as of December 30, 2000 and December 31, 1999

         - Consolidated Statement of Operations for the years ended December 30, 2000, December 31, 1999 and 1998

         - Consolidated Statement of Stockholders' Equity for the years ended December 30, 2000, December 31, 1999 and 1998

         - Consolidated Statement of Cash Flows for the years ended December 30, 2000, December 31, 1999 and 1998

         - Notes to Consolidated Financial Statements

         2. Financial Statement Schedules

         Report of Independent Public Accountants (set forth on following page)

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
       FOR THE YEARS ENDED DECEMBER 30, 2000, DECEMBER 31, 1999 AND 1998
                                 (IN THOUSANDS)

                                                          ADDITIONS
                                                   ------------------------
                                                     CHARGED       CHARGED
                                       BALANCE       TO COSTS     TO OTHER                       BALANCE
                                      JANUARY 1,   AND EXPENSES   ACCOUNTS      DEDUCTIONS     DECEMBER 31,
                                      ----------   ------------   ---------     ----------     ------------
2000
Allowance for doubtful accounts.....    $2,057        $  658       $   396(1)    $(1,234)(4)      $1,877
Acquisition exit cost reserves......     1,646            --           459          (873)          1,232

1999
Allowance for doubtful accounts.....     2,020         2,785           280(2)     (3,028)(4)       2,057
Acquisition exit cost reserves......     4,738            --        (1,355)       (1,737)          1,646

1998
Allowance for doubtful accounts.....       200         1,894         1,701(3)     (1,775)(4)       2,020
Acquisition exit cost reserves......        --            --         5,244(3)       (506)          4,738

---------------

(1) Includes amounts for Haas as of the May 25, 2000 acquisition date.
(2) Includes amounts for California Tire as of the January 12, 1999 acquisition date.
(3) Includes amounts for ITCO and CPW as of the May 20, 1998 acquisition date.
(4) Accounts written off during the year, net of recoveries.

     Schedules not included herein are omitted because they are not applicable or the required information appears in the financial statements or notes thereto.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Heafner Tire Group, Inc. and Subsidiaries:

     We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Heafner Tire Group, Inc. and subsidiaries included in this Form 10-K, and have issued our report thereon dated April 4, 2001. Our audits were made for the purpose of forming an opinion on those financial statements taken as whole. The schedule listed in Item 14(a) of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Charlotte, North Carolina
April 4, 2001

          3. Exhibits:

             (a) Exhibits:

        3.1    Certificate of Incorporation of Heafner Tire Group, Inc.
               (the "Company")+/-
        3.2    By-laws of the Company*
        3.3 Articles of Incorporation of Oliver & Winston, Inc.* (see amendment)
        3.4    By-laws of Oliver & Winston, Inc.*
        3.5    Articles of Incorporation of The Speed Merchant, Inc.*
        3.6    By-laws of The Speed Merchant, Inc.*
        3.7    Articles of Incorporation of Phoenix Racing, Inc.*
        3.8    By-laws of Phoenix Racing, Inc.*
        3.9    Articles of Incorporation of California Tire Company++
        3.10   By-laws of California Tire Company++
        3.11   Certificate of Amendment of Articles of Incorporation of
               Winston Tire Company+/-
        3.12   Articles of Incorporation of T.O. Haas Holding Co., Inc.****
        3.13   Amended By-laws of T.O. Haas Holding Co., Inc.****
        3.14   Articles of Incorporation of Haas Investment Company****
        3.15   By-laws of Haas Investment Company****
        3.16   Articles of Incorporation of T.O. Haas Tire Co., Inc.****
        3.17   By-laws of T.O. Haas Tire Co., Inc.****
        3.18   Restated Certificate of Incorporation of Heafner Tire Group,
               Inc.****
        4.1    Indenture, dated as of December 1, 1998, among the Company,
               First Union National Bank, as Trustee (the "Trustee"), and
               Oliver & Winston, Inc., ITCO Logistics Corporation, ITCO
               Holding Company, Inc., ITCO Tire Company, ITCO Tire Company of Georgia, The Speed Merchant, Inc., and Phoenix Racing,
               Inc. (the "Series D Indenture)+
        4.2 Form of Series C and Series D Note (attached as Exhibit A to the Series D Indenture)+
        4.3 Supplemental Indenture to the Series D Indenture, dated as of February 22, 1999, among the Company, the Trustee, Oliver
               & Winston, Inc., The Speed Merchant, Inc., Phoenix Racing,
               Inc. and California Tire Company++
        4.4 Indenture, dated as of May 15, 1998, among the Company, the Trustee, and Oliver & Winston, Inc., ITCO Logistics
               Corporation, ITCO Holding Company, Inc., ITCO Tire Company,
               ITCO Tire Company of Georgia, The Speed Merchant, Inc., and
               Phoenix Racing, Inc. (the "Series B Indenture")*
        4.5    Form of Series B Global Note (attached as Exhibit A to the
               Series B Indenture)*
        4.6 Supplemental Indenture to the Series B Indenture, dated as of February 22, 1999, among the Company, the Trustee, Oliver
               & Winston, Inc., The Speed Merchant, Inc., Phoenix Racing,
               Inc. and California Tire Company++
        4.7 Registration Rights Agreement, dated as of December 1, 1998, among the Company, its subsidiaries and BancBoston Robertson
               Stephens Inc. and Credit Suisse First Boston Corporation++
        4.8 Second Supplemental Indenture to the Series B Indenture, dated as of May 14, 1999, among the Company, the subsidiary guarantors party thereto and First Union National Bank, as Trustee#
        4.9 Second Supplemental Indenture to the Series C Indenture, dated as of May 14, 1999, among the Company, the subsidiary guarantors party thereto and First Union National Bank, as Trustee#
        4.10   Share Purchase Agreement, dated as of April 2, 2001, among
               Heafner Tire Group, Inc., a Delaware corporation and the parties listed on Schedule I.****
        5.1 Opinion of Howard, Smith & Levin LLP as to the Legality of the New Notes++

       10.1 Second Amended and Restated Loan and Security Agreement, dated as of March 6, 2000, among the Company, Winston Tire
               Company, The Speed Merchant, Inc. and California Tire
               Company as Borrowers, and Fleet Capital Corporation, as
               Administrative Agent (the "Administrative Agent"), Bank of
               America, N.A., as Syndication Agent (the "Syndication
               Agent"), FleetBoston Robertson Stephens Inc., as Arranger
               (the "Arranger") and the financial institutions party from time to time party thereto, as Lenders+/-
       10.2    Letter, dated March 6, 2000, from the Company to the
               Administrative Agent+/-
       10.3 Amended and Restated Registration Rights Agreement, dated as of May 21, 1999, between and among the Company, The 1818
               Mezzanine Fund, L.P., and Charlesbank Equity Fund IV,
               Limited Partnership#
       10.4 Warrantholder Agreement, dated as of May 21, 1999, between the Company, The 1818 Mezzanine Fund, L.P. and Charlesbank
               Equity Fund IV, Limited Partnership#
       10.5    Amended and Restated Warrant No. 2 exercisable for 1,034,000 shares of Class A Common Stock in the name of The 1818
               Mezzanine Fund, L.P.#
       10.6 Securities Purchase Agreement, dated as of May 7, 1997, between The J. H. Heafner Company, Inc. and The
               Kelly-Springfield Tire and Rubber Company*
       10.7    Amendment to Securities Purchase Agreement, dated as of May
               21, 1999, between and among the Company and The
               Kelly-Springfield Tire Company, a division of The Goodyear
               Tire and Rubber Company#
       10.8 Termination and Release Agreement, dated as of May 22, 1999, among the Company and the Class B Stockholders party thereto#
       10.9    Escrow Agreement, dated as of May 20, 1998, among the
               Company, Arthur C. Barney, Ray C. Barney and First Union
               National Bank, as escrow agent (the "CPW Escrow Agreement")*
       10.10   Letter of Credit, dated as of May 20, 1998, issued to Frist
               Union National Bank, as CPW Escrow Agent*
       10.11 Stock Purchase Agreement, dated as of April 9, 1997, among the Company and the shareholders of Oliver & Winston, Inc.*
       10.12 1998 Michelin North America, Inc. Distributor Agreement, dated January 1, 1998, by and between Michelin North
               America, Inc. and the Company**
       10.13 Letter Agreements, dated as of November 24 and 25, 1998, respectively, by and between Michelin North America and the Company ++
       10.14   The J.H. Heafner Company Amended and Restated 1997 Stock
               Option Plan #
       10.15   Heafner Tire Group 1999 Stock Option Plan+/-
       10.16 Stock Option Agreement, dated as of May 24, 1999, between the Company and each of Donald C. Roof, J. Michael Gaither,
               Daniel K. Brown, Richard P. Johnson and P. Douglas Roberts#
       10.17 Stock Option Agreement, dated as of August 16, 1999, between the Company and David H. Taylor+/-
       10.18 Stock Option Agreement, dated as of December 10, 1999, between the Company and Ray C. Barney+/-
       10.19   The J.H. Heafner Company 1997 Restricted Stock Plan*
       10.20   Securities Purchase and Stockholders Agreement, dated as of
               May 28, 1997, among the Company and various management stockholders*
       10.21   Securities Purchase and Stockholders' Agreement, dated as of
               May 24, 1999, between the Company and each of Donald C.
               Roof, J. Michael Gaither, Daniel K. Brown, Richard P.
               Johnson, and P. Douglas Roberts#
       10.22   Securities Purchase and Stockholders' Agreement, dated as of
               August 16, 1999, between the Company and David H. Taylor+/-
       10.23 Letter Agreement, dated as of May 20, 1999, by and between the Company and William H. Gaither#

    10.24  Executive Severance Agreements, dated as of May 24, 1999, between the
           Company and each of Donald C. Roof, J. Michael Gaither,
           Daniel K. Brown, Richard P. Johnson, P. Douglas Roberts#
    10.25  Executive Severance Agreement, dated August 16, 1999, between the
           Company and David H. Taylor+/-
    10.26  Executive Severance Agreement, dated November 1, 1999, between the
           Company and Ray C. Barney+/-
    10.27  Stock Purchase Agreement, dated as of April 21, 1999, among the
           Company, Charlesbank Equity Fund IV, Limited Partnership and the stockholders party thereto#
    10.28  Stock Purchase Agreement dated April 14, 2000, between Heafner Tire
           Group Inc., T.O. Haas Holding Co., Randall M. Haas and
           Ricky L. Haas+/-+/-
    10.29  Stock Purchase Agreement dated May 25, 2000, between Heafner Tire
           Group Inc., Haas Investment Co., Randall M. Haas, Ricky L. Haas, and
           Mildred M. Haas+/-+/-
    10.30 Stock Option Agreement dated as of June 6, 2000, between the Company and Donald C. Roof, Richard P. Johnson, J. Michael Gaither,
           Daniel K. Brown and David H. Taylor****
    10.31 Executive Severance Agreement dated May 25, 2000, between the Company and Randall M. Haas****
    10.32  Executive Severance Agreement dated July 24, 2000, between the
           Company and James Matthews****
    10.33  Amendment No. 4 and Waiver to Second Amended and Restated Loan and
           Security Agreement****
    11.1   Statement re: Computation of Per Share Earnings****
    12.1   Statement re: Computation of Ratios****
    21.1   Chart of Subsidiaries of the Company****
    25.1   Statement of Eligibility of Trustee on Form T-1 related to the Notes#
    99.1   Form of Letter of Transmittal++
    99.2   Form of Notice of Guaranteed Delivery++
    99.3   Form of Exchange Agent Agreement#

---------------

     *      Incorporated by reference to Heafner's Registration Statement on
            Form S-4 filed with the SEC on August 18, 1998.
     **     Incorporated by reference to Amendment No. 1 to Heafner's
            Registration Statement on Form S-4 filed with the SEC on October 2,
            1998.
     ***    Incorporated by reference to Amendment No. 2 to Heafner's
            Registration Statement on Form S-4 filed with the SEC on October 14,
            1998. herewith. All other exhibits were filed with the Registration
            Statement dated August 18, 1998 or Amendment No. 1 to the
            Registration Statement dated October 2, 1998.
     +      Incorporated by reference to Heafner's Form 8-K filed on
            December 15, 1998.
     ++     Incorporated by reference to Heafner's Form 8-K filed on
            December 15, 1998
     +++    Incorporated by reference to Heafner's Form 10-Q filed on March 31,
            1999.
     #      Incorporated by reference to Heafner's Registration Statement Form
            S-4 filed with the SEC on June 9, 1999.
     +/-    Incorporated by reference to Heafner's 10-K, filed on March 30,
            2000.
     +/-+/- Incorporated by reference to Heafner's 8-K, filed on November 14,
            2000.
     ****   Filed herewith.

     (b) Reports on Form 8-K

     Report on Form 8-K was filed on November 14, 2000 related to the acquisition of T.O. Haas Holding Co. Inc. and Haas Investment Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 9, 2001.

                                          HEAFNER TIRE GROUP, INC.

                                          By:    /s/ RICHARD P. JOHNSON
                                            ------------------------------------
                                            Name: Richard P. Johnson
                                            Title: President and Chief Executive
                                              Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on April 9, 2001.

                  SIGNATURE                                     TITLE                        DATE
                  ---------                                     -----                        ----
           /s/ RICHARD P. JOHNSON              Director, President and Chief Executive  April 9, 2001
---------------------------------------------  Officer
             Richard P. Johnson

            /s/ WILLIAM E. BERRY               Executive Vice President -- Finance and  April 9, 2001
---------------------------------------------  Administration
              William E. Berry

           /s/ J. MICHAEL GAITHER              Executive Vice President, General        April 9, 2001
---------------------------------------------  Counsel and Treasurer
             J. Michael Gaither

           /s/ WILLIAM H. GAITHER              Chairman of the Board                    April 9, 2001
---------------------------------------------
             William H. Gaither

            /s/ JOSEPH P. DONLAN               Director                                 April 9, 2001
---------------------------------------------
              Joseph P. Donlan

              /s/ JON M. BIOTTI                Director                                 April 9, 2001
---------------------------------------------
                Jon M. Biotti

              /s/ KIM G. DAVIS                 Director                                 April 9, 2001
---------------------------------------------
                Kim G. Davis

              /s/ TIM R. PALMER                Director                                 April 9, 2001
---------------------------------------------
                Tim R. Palmer

              /s/ LENNY PIPPIN                 Director                                 April 9, 2001
---------------------------------------------
                Lenny Pippin

              /s/ TODD KRASNOW                 Director                                 April 9, 2001
---------------------------------------------
                Todd Krasnow