Form 10-Q
period 2001-03-31
HEAFNER TIRE GROUP INC
filed 2001-05-15
CIK 1068152

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                               OR

      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 333-61713

                            HEAFNER TIRE GROUP, INC.


           A DELAWARE CORPORATION                               56-0754594
                                                     (IRS Employer Identification No.)

                      2105 WATER RIDGE PARKWAY, SUITE 500
                        CHARLOTTE, NORTH CAROLINA 28217

                                 (704) 423-8989

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of common shares outstanding at May 15, 2001: 5,271,917

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----

PART I.           FINANCIAL INFORMATION

  ITEM 1.         Financial Statements
                  Condensed Consolidated Balance Sheets -- March 31, 2001
                    (unaudited) and December 30, 2000.........................
                  Condensed Consolidated Statements of Operations
                    (unaudited) -- Quarters Ended March 31, 2001 and April 1,
                    2000......................................................
                  Condensed Consolidated Statements of Cash Flows
                    (unaudited) -- Quarters Ended March 31, 2001 and April 1,
                    2000......................................................
                  Notes to Condensed Consolidated Financial Statements........

  ITEM 2.         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.................................

  ITEM 3.         Quantitative and Qualitative Disclosures about Market
                    Risk......................................................

PART II.          OTHER INFORMATION

  ITEM 1.         Legal Proceedings...........................................

  ITEM 6.         Exhibits and Reports on Form 8-K............................

                  Signatures..................................................

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                            HEAFNER TIRE GROUP, INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS -- MARCH 31, 2001 AND DECEMBER 30, 2000
                      (in thousands, except share amounts)

                                                              MARCH 31, 2001   DECEMBER 30, 2000
                                                              --------------   -----------------
                                                               (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................     $  5,974          $  3,327
  Accounts receivable, net of allowances of $2,237 and
     $1,877.................................................      114,413           101,828
  Inventories...............................................      190,907           179,825
  Other current assets......................................       23,312            23,517
  Net assets of discontinued operations.....................       11,333            17,866
                                                                 --------          --------
          Total current assets..............................      345,939           326,363
                                                                 --------          --------
Property and equipment, net.................................       33,160            32,504
Goodwill, net...............................................       99,370           101,070
Other intangible assets, net................................        7,225             8,191
Other assets................................................       28,276            28,992
                                                                 --------          --------
                                                                 $513,970          $497,120
                                                                 ========          ========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
  Accounts payable..........................................     $190,824          $186,256
  Accrued expenses..........................................       31,426            28,992
  Current maturities of long-term debt......................        2,026             1,471
                                                                 --------          --------
          Total current liabilities.........................      224,276           216,719
                                                                 --------          --------
Revolving credit facility...................................      148,967           130,020
Long-term debt..............................................      159,883           160,942
Other liabilities...........................................        9,451             9,393
Redeemable preferred stock series A -- 4% cumulative; 7,000
  shares authorized, issued and outstanding.................        7,000             7,000
Redeemable preferred stock series B -- variable rate
  cumulative; 4,500 shares authorized, issued and
  outstanding...............................................        4,035             4,035
Redeemable preferred stock series C -- 12% cumulative;
  1,333,334 shares authorized...............................           --                --
Commitments and contingencies
Stockholders' investment:
  Common stock, par value $.01 per share; 15,000,000 shares
     authorized; 5,271,917 shares issued and outstanding....           53                53
  Additional paid-in capital................................       23,767            23,981
  Warrants..................................................        1,137             1,137
  Notes receivable from sale of stock.......................         (846)           (1,046)
  Retained deficit..........................................      (63,753)          (55,114)
                                                                 --------          --------
          Total stockholders' investment....................      (39,642)          (30,989)
                                                                 --------          --------
                                                                 $513,970          $497,120
                                                                 ========          ========

     The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                            HEAFNER TIRE GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE QUARTERS ENDED MARCH 31, 2001 AND APRIL 1, 2000
                                  (Unaudited)
                                 (in thousands)

                                                                      QUARTER ENDED
                                                              ------------------------------
                                                              MARCH 31, 2001   APRIL 1, 2000
                                                              --------------   -------------
Net sales...................................................     $267,792        $224,757
Cost of goods sold..........................................      216,391         185,200
                                                                 --------        --------
  Gross profit..............................................       51,401          39,557
Selling, general and administrative expenses................       52,844          35,568
                                                                 --------        --------
  Operating income (loss)...................................       (1,443)          3,989
Other income (expense):
  Interest expense..........................................       (7,410)         (5,784)
  Other income, net.........................................          334             182
                                                                 --------        --------
Loss from continuing operations before income taxes.........       (8,519)         (1,613)
Benefit for income taxes....................................         (649)           (149)
                                                                 --------        --------
Loss from continuing operations.............................       (7,870)         (1,464)
Loss from discontinued operations, net of income tax
  benefits of $514 and $1,003...............................         (769)         (1,447)
                                                                 --------        --------
Net loss....................................................     $ (8,639)       $ (2,911)
                                                                 ========        ========

     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                            HEAFNER TIRE GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE QUARTERS ENDED MARCH 31, 2001 AND APRIL 1, 2000
                                  (Unaudited)
                                 (in thousands)

                                                                      QUARTER ENDED
                                                              ------------------------------
                                                              MARCH 31, 2001   APRIL 1, 2000
                                                              --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................     $(8,639)         $(2,911)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Loss from discontinued operations.........................         769            1,447
  Depreciation and amortization of goodwill and other
     intangibles............................................       3,980            3,062
  Amortization of other assets..............................         303              282
  Other.....................................................        (184)              16
Change in assets and liabilities:
  Accounts receivable, net..................................     (12,585)          (7,449)
  Inventories...............................................      (9,476)            (273)
  Other current assets......................................         205           (1,518)
  Accounts payable and accrued expenses.....................       7,589           29,742
  Other.....................................................         277               32
                                                                 -------          -------
          Net cash provided by (used in) continuing
            operating activities............................     (17,761)          22,430
                                                                 -------          -------
          Net cash provided by (used in) discontinued
            operations......................................       2,957           (4,366)
                                                                 -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired..........................        (538)          (2,121)
Purchase of property and equipment..........................      (3,030)          (2,745)
Proceeds from sale of property and equipment................         825              598
Proceeds from sale of assets of discontinued operations.....       1,445               --
Other.......................................................         315             (142)
                                                                 -------          -------
          Net cash used in investing activities.............        (983)          (4,410)
                                                                 -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) revolving credit
  facility..................................................      18,947           (7,618)
Principal payments on long-term debt........................        (513)            (699)
Other.......................................................          --             (827)
                                                                 -------          -------
          Net cash provided by financing activities.........      18,434           (9,144)
                                                                 -------          -------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................       2,647            4,510
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............       3,327            6,497
                                                                 -------          -------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................     $ 5,974          $11,007
                                                                 =======          =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest..................................     $ 2,524          $ 1,861
                                                                 =======          =======
Cash payments for taxes.....................................     $   256          $    --
                                                                 =======          =======

     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                            HEAFNER TIRE GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

1. NATURE OF BUSINESS:

     Heafner Tire Group, Inc. and subsidiaries (the "Company") (formerly The J.
H. Heafner Company, Inc.), is a Delaware corporation primarily engaged in the wholesale distribution of tires and tire accessories.

2. BASIS OF PRESENTATION:

     The unaudited condensed consolidated balance sheet as of March 31, 2001, and the condensed consolidated statements of operations and cash flows for the quarters ended March 31, 2001 and April 1, 2000, have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements reported on Form 10-K for the fiscal year ended December 30, 2000. The results of the operations for the quarter ended March 31, 2001 are not necessarily indicative of the operating results for the full fiscal year. Certain prior year amounts have been reclassified to conform to the current year presentation.

3. NEW ACCOUNTING PRONOUNCEMENTS:

     In the current quarter, the Company adopted SFAS 133, as amended by SFAS 137 and SFAS 138, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet either as an asset or liability measured at its fair value. This statement requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The adoption of this statement had no material impact on the Company's financial position and results of operations.

4. REVOLVING CREDIT FACILITY:

     Effective March 30, 2001, the Company amended its existing loan and security agreement. The amended agreement provides for a senior secured revolving credit facility (the "Revolver") which provides for borrowings in the aggregate principal amount of up to the lesser of $180.0 million or the Borrowing Base, as defined in the agreement, based on 85% of eligible accounts receivable, the lesser of 65% of eligible tire inventory or $100 million and the lesser of 50% of all other eligible inventory or $40 million (of which up to $10 million may be utilized in the form of letters of credit). At March 31, 2001, the maximum loan amount available under the existing credit facility was $158.6 million of which $149.0 million was outstanding.

     The Revolver term expires in March 2005, extendable by the Company and the banks for an additional five years. Borrowings under the Revolver, following these amendments, bear interest, at (i) the Base Rate, as defined, plus the applicable margin or (ii) the Eurodollar Rate, as defined, plus the applicable margin. The applicable margins were increased resulting in an applicable margin of 2.0% for Base Rate loans, and an applicable margin of 3.25% for Eurodollar Rate loans. The applicable margins are subject to performance based step-downs resulting in rates ranging from 0.5% to 2.0% for Base Rate loans and 1.75% to 3.25% for Eurodollar Rate loans, respectively.

     The Revolver, as amended, requires the Company to meet certain financial requirements, including minimum EBITDA for continuing and discontinued operations, fixed charge coverage and tangible capital funds, all as defined, and minimum loan availability and certain covenants which, among other things, restrict

                            HEAFNER TIRE GROUP, INC.

the ability of the Company to incur additional indebtedness; enter into guarantees; make loans and investments; make capital expenditures; declare dividends; engage in mergers, consolidations and asset sales; enter into transactions with affiliates; create liens and encumbrances; enter into sale/leaseback transactions; modify material agreements; and change the business it conducts. The Company's obligations under the Revolver are secured by all inventories and accounts receivable.

5. DISCONTINUED OPERATIONS:

     Effective January 26, 2001, the Company's Board of Directors authorized the exit of retail operations and determined that it was in the Company's best interest to solely concentrate on wholesale distribution, which it considers to be its core business. In that regard, the Company is actively pursuing the sale of the operations of Winston Tire Company ("Winston"), its retail segment, and anticipates that the disposition will be completed by the summer of 2001. Accordingly, this segment has been reflected as a discontinued operation in the accompanying consolidated financial statements and previously reported financial results for the prior year have been restated to reflect this treatment. Winston incurred operating losses subsequent to January 26, 2001 in the amount of $3.1 million which were charged to the Company's existing reserve for discontinued operations.

     Net sales of discontinued operations for the periods ended January 26, 2001, the measurement date, and April 1, 2000 were approximately $12.8 million and $43.6 million, respectively. Net sales from continuing operations for the periods ended March 31, 2001 and April 1, 2000 include approximately $10.5 million and $14.2 million of intersegment sales to Winston that have not been eliminated in the accompanying statement of operations.

6. STOCKHOLDERS' INVESTMENT:

     On March 30, 2001, the Company amended and restated its articles of incorporation to authorize 15,000,000 shares of a single class of $.01 par value common stock and 1,344,834 shares of $.01 par value preferred stock. Of the 1,344,834 shares of preferred stock, 7,000 shares are initially designated series A preferred stock, 4,500 shares are initially designated series B preferred stock, and 1,333,334 shares are initially designated series C preferred stock.

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

8. SUBSEQUENT EVENTS:

     Effective May 15, 2001, the Company has completed a transaction pursuant to a Stock Purchase Agreement to sell all the capital stock in Winston to Performance Management, Inc. for a purchase price of $11.3 million. In addition, the Company has executed a Long Term Supply Contract with Winston as well as a Limited License Agreement.

     On April 2, 2001, the Company issued 1,333,334 shares of series C preferred stock for $9.00 per share in exchange for $12.0 million in cash contributed by certain of its principal shareholders. Shares of series C preferred stock accrue dividends at an annual rate of 12% and are redeemable beginning May 16, 2009 at the initial price plus any cumulative unpaid dividends as of the redemption date. However, as long as any shares of series A preferred stock or series B preferred stock remain outstanding, no dividends may be paid, nor redemption occur. In addition, shares of series C preferred stock are convertible into common stock at a conversion price of $9.00 per common share.

                            HEAFNER TIRE GROUP, INC.

9. SUBSIDIARY GUARANTOR FINANCIAL INFORMATION:

     The Company's Senior Notes are guaranteed on a full, unconditional and joint and several basis by all of the Company's direct subsidiaries, each of which is wholly owned. The condensed consolidating financial information for the Company is as follows (in thousands):

     Condensed consolidated balance sheets as of March 31, 2001 and December 30, 2000, are as follows:

                                                                       AS OF MARCH 31, 2001
                                                        ---------------------------------------------------
                                                         PARENT    SUBSIDIARY
                                                        COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                        --------   ----------   ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents...........................  $  2,547    $  3,427     $      --       $  5,974
  Accounts receivable, net............................    82,468      31,945            --        114,413
  Inventories.........................................   114,655      76,252            --        190,907
  Other current assets................................    15,083       8,229            --         23,312
  Intercompany receivables............................   224,785          --      (224,785)            --
  Net assets of discontinued operations...............        --      11,333            --         11,333
                                                        --------    --------     ---------       --------
         Total current assets.........................   439,538     131,186      (224,785)       345,939
                                                        --------    --------     ---------       --------
Property and equipment, net...........................    21,568      11,592            --         33,160
Goodwill and other intangible assets, net.............    53,684      52,911            --        106,595
Investment in subsidiaries............................    71,760          --       (71,760)            --
Other assets..........................................    25,815       2,461            --         28,276
                                                        --------    --------     ---------       --------
                                                        $612,365    $198,150     $(296,545)      $513,970
                                                        ========    ========     =========       ========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
  Accounts payable....................................  $125,550    $ 65,274     $      --       $190,824
  Accrued expenses....................................    27,365       4,061            --         31,426
  Current maturities of long-term debt................     1,004       1,022            --          2,026
  Intercompany payables...............................   173,273      51,512      (224,785)            --
                                                        --------    --------     ---------       --------
         Total current liabilities....................   327,192     121,869      (224,785)       224,276
                                                        --------    --------     ---------       --------
Revolving credit facility.............................   148,967          --            --        148,967
Long-term debt........................................   156,024       3,859            --        159,883
Other liabilities.....................................     8,789         662            --          9,451
Redeemable preferred stock series A -- 4% cumulative;
  7,000 shares authorized, issued and outstanding.....     7,000          --            --          7,000
Redeemable preferred stock series B -- variable rate
  cumulative; 4,500 shares authorized, issued and
  outstanding.........................................     4,035          --            --          4,035
Stockholders' investment:
  Intercompany investment.............................        --     123,905      (123,905)            --
  Common stock, par value $.01 per share; 15,000,000
    shares authorized; 5,271,917 shares issued and
    outstanding.......................................        53          --            --             53
  Additional paid-in capital..........................    23,767          --            --         23,767
  Warrants............................................     1,137          --            --          1,137
  Notes receivable from sale of stock.................      (846)         --            --           (846)
  Retained deficit....................................   (63,753)    (52,145)       52,145        (63,753)
                                                        --------    --------     ---------       --------
         Total stockholders' investment...............   (39,642)     71,760       (71,760)       (39,642)
                                                        --------    --------     ---------       --------
                                                        $612,365    $198,150     $(296,545)      $513,970
                                                        ========    ========     =========       ========

                            HEAFNER TIRE GROUP, INC.

                                                                  AS OF DECEMBER 30, 2000
                                                     --------------------------------------------------
                                                      PARENT    SUBSIDIARY
                                                     COMPANY    GUARANTORS   ELIMINATION   CONSOLIDATED
                                                     --------   ----------   -----------   ------------
ASSETS
Current assets:
  Cash and cash equivalents........................  $  3,518    $   (191)    $      --      $  3,327
  Accounts receivable, net.........................    74,682      27,146            --       101,828
  Inventories......................................   109,841      69,984            --       179,825
  Other current assets.............................    14,481       9,036            --        23,517
  Intercompany receivables.........................   197,848          --      (197,848)           --
  Net assets of discontinued operations............        --      17,866            --        17,866
                                                     --------    --------     ---------      --------
          Total current assets.....................   400,370     123,841      (197,848)      326,363
                                                     --------    --------     ---------      --------
Property and equipment, net........................    21,555      10,949            --        32,504
Goodwill and other intangible assets, net..........    54,523      54,738            --       109,261
Investment in subsidiaries.........................    73,985          --       (73,985)           --
Other assets.......................................    26,563       2,429            --        28,992
                                                     --------    --------     ---------      --------
                                                     $576,996    $191,957     $(271,833)     $497,120
                                                     ========    ========     =========      ========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
  Accounts payable.................................  $127,062    $ 59,194     $      --      $186,256
  Accrued expenses.................................    25,019       3,973            --        28,992
  Current maturities of long-term debt.............       289       1,182            --         1,471
  Intercompany payables............................   148,980      48,868      (197,848)           --
                                                     --------    --------     ---------      --------
          Total current liabilities................   301,350     113,217      (197,848)      216,719
                                                     --------    --------     ---------      --------
Revolving credit facility..........................   130,020          --            --       130,020
Long-term debt.....................................   156,871       4,071            --       160,942
Other liabilities..................................     8,709         684            --         9,393
Redeemable preferred stock series A -- 4%
  cumulative; 7,000 shares authorized, issued and
  outstanding......................................     7,000          --            --         7,000
Redeemable preferred stock series B -- variable
  rate cumulative; 4,500 shares authorized, issued
  and outstanding..................................     4,035          --            --         4,035
Stockholders' investment:
  Intercompany investment..........................        --     124,343      (124,343)           --
  Common stock, par value $.01 per share;
     15,000,000 shares authorized; 5,286,917 shares
     issued and outstanding........................        53          --            --            53
  Additional paid-in capital.......................    23,981          --            --        23,981
  Warrants.........................................     1,137          --            --         1,137
  Notes receivable from sale of stock..............    (1,046)         --            --        (1,046)
  Retained deficit.................................   (55,114)    (50,358)       50,358       (55,114)
                                                     --------    --------     ---------      --------
          Total stockholders' investment...........   (30,989)     73,985       (73,985)      (30,989)
                                                     --------    --------     ---------      --------
                                                     $576,996    $191,957     $(271,833)     $497,120
                                                     ========    ========     =========      ========

                            HEAFNER TIRE GROUP, INC.

     Condensed consolidated statements of operations for the quarters ended March 31, 2001 and April 1, 2000 are as follows:

                                                             FOR THE QUARTER ENDED MARCH 31, 2001
                                                      --------------------------------------------------
                                                       PARENT    SUBSIDIARY
                                                      COMPANY    GUARANTORS   ELIMINATION   CONSOLIDATED
                                                      --------   ----------   -----------   ------------
Net sales...........................................  $181,411    $86,381       $   --        $267,792
Cost of goods sold..................................   148,374     68,017           --         216,391
                                                      --------    -------       ------        --------
  Gross profit......................................    33,037     18,364           --          51,401
Selling, general and administrative expenses........    33,316     19,528           --          52,844
                                                      --------    -------       ------        --------
  Operating loss....................................      (279)    (1,164)          --          (1,443)
Other income (expense):
  Interest expense..................................    (7,363)       (47)          --          (7,410)
  Other income, net.................................       225        109           --             334
  Equity in loss of subsidiaries....................    (1,787)        --        1,787              --
                                                      --------    -------       ------        --------
Loss from continuing operations before income
  taxes.............................................    (9,204)    (1,102)       1,787          (8,519)
Benefit for income taxes............................      (565)       (84)          --            (649)
                                                      --------    -------       ------        --------
Loss from continuing operations.....................    (8,639)    (1,018)       1,787          (7,870)
Loss from discontinued operations...................        --       (769)          --            (769)
                                                      --------    -------       ------        --------
          Net loss..................................  $ (8,639)   $(1,787)      $1,787        $ (8,639)
                                                      ========    =======       ======        ========

                                                             FOR THE QUARTER ENDED APRIL 1, 2000
                                                      --------------------------------------------------
                                                       PARENT    SUBSIDIARY
                                                      COMPANY    GUARANTORS   ELIMINATION   CONSOLIDATED
                                                      --------   ----------   -----------   ------------
Net sales...........................................  $162,742    $62,015        $ --         $224,757
Cost of goods sold..................................   134,744     50,456          --          185,200
                                                      --------    -------        ----         --------
  Gross profit......................................    27,998     11,559          --           39,557
Selling, general and administrative expenses........    25,068     10,500          --           35,568
                                                      --------    -------        ----         --------
  Operating income..................................     2,930      1,059          --            3,989
Other income (expense):
  Interest expense..................................    (5,733)       (51)         --           (5,784)
  Other income, net.................................       158         24          --              182
  Equity in loss of subsidiaries....................      (779)        --         779               --
                                                      --------    -------        ----         --------
Income (loss) from continuing operations before
  income taxes......................................    (3,424)     1,032         779           (1,613)
Benefit (provision) for income taxes................      (513)       364          --             (149)
                                                      --------    -------        ----         --------
Income (loss) from continuing operations............    (2,911)       668         779           (1,464)
Loss from discontinued operations...................        --     (1,447)         --           (1,447)
                                                      --------    -------        ----         --------
          Net loss..................................  $ (2,911)   $  (779)       $779         $ (2,911)
                                                      ========    =======        ====         ========

                            HEAFNER TIRE GROUP, INC.

     Condensed consolidated statements of cash flows for the quarters ended March 31, 2001 and April 1, 2000 are as follows:

                                                             FOR THE QUARTER ENDED MARCH 31, 2001
                                                      --------------------------------------------------
                                                       PARENT    SUBSIDIARY
                                                      COMPANY    GUARANTORS   ELIMINATION   CONSOLIDATED
                                                      --------   ----------   -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss............................................  $ (8,639)   $ (1,787)     $ 1,787       $ (8,639)
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Net loss from discontinued operations.............        --         769           --            769
  Depreciation and amortization of goodwill, other
     intangibles and other assets...................     2,315       1,968           --          4,283
  Other.............................................      (214)         30           --           (184)
  Equity in loss of subsidiaries....................     1,787          --       (1,787)            --
Changes in operating assets and liabilities:
  Accounts receivable, net..........................    (7,786)     (4,799)          --        (12,585)
  Inventories.......................................    (4,015)     (5,461)          --         (9,476)
  Other current assets..............................    (1,403)      1,608           --            205
  Accounts payable and accrued expense..............     1,421       6,168           --          7,589
  Other.............................................       383        (106)          --            277
                                                      --------    --------      -------       --------
          Net cash provided by (used in) continuing
            operations..............................   (16,151)     (1,610)          --        (17,761)
                                                      --------    --------      -------       --------
          Net cash provided by discontinued
            operations..............................        --       2,957           --          2,957
                                                      --------    --------      -------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired..................      (538)         --           --           (538)
Purchase of property and equipment..................    (1,591)     (1,439)          --         (3,030)
Proceeds from sale of property and equipment........       822           3           --            825
Proceeds from sale of assets of discontinued
  operations........................................        --       1,445           --          1,445
Other, net..........................................       315          --           --            315
Intercompany........................................    (2,643)      2,643           --             --
                                                      --------    --------      -------       --------
          Net cash provided by (used in) investing
            activities..............................    (3,635)      2,652           --           (983)
                                                      --------    --------      -------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of revolving credit facility.........    18,947          --           --         18,947
Principal payments on long-term debt................      (132)       (381)          --           (513)
                                                      --------    --------      -------       --------
          Net cash provided by (used in) financing
            activities..............................    18,815        (381)          --         18,434
                                                      --------    --------      -------       --------
Net decrease in cash and cash equivalents...........      (971)      3,618           --          2,647
Cash and cash equivalents, beginning of period......     3,518        (191)          --          3,327
                                                      --------    --------      -------       --------
Cash and cash equivalents, end of period............  $  2,547    $  3,427      $    --       $  5,974
                                                      ========    ========      =======       ========

                            HEAFNER TIRE GROUP, INC.

                                                              FOR THE QUARTER ENDED APRIL 1, 2000
                                                       -------------------------------------------------
                                                       PARENT    SUBSIDIARY
                                                       COMPANY   GUARANTORS   ELIMINATION   CONSOLIDATED
                                                       -------   ----------   -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.............................................  $(2,911)   $  (779)       $ 779        $(2,911)
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Net loss from discontinued operations..............       --      1,447           --          1,447
  Depreciation and amortization of goodwill, other
     intangibles and other assets....................    1,783      1,561           --          3,344
  Other..............................................       15          1           --             16
  Equity in loss of subsidiaries.....................      779         --         (779)            --
Changes in operating assets and liabilities:
  Accounts receivable, net...........................   (5,770)    (1,679)          --         (7,449)
  Inventories........................................     (930)       657           --           (273)
  Other current assets...............................       19     (1,537)          --         (1,518)
  Accounts payable and accrued expense...............   26,320      3,422           --         29,742
  Other..............................................       34         (2)          --             32
                                                       -------    -------        -----        -------
          Net cash provided by continuing
            operations...............................   19,339      3,091           --         22,430
                                                       -------    -------        -----        -------
          Net cash used in discontinued operations...       --     (4,366)          --         (4,366)
                                                       -------    -------        -----        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired...................   (2,000)      (121)          --         (2,121)
Purchase of property and equipment...................     (835)    (1,910)          --         (2,745)
Proceeds from sale of property and equipment.........      139        459           --            598
Other................................................     (195)        53           --           (142)
Intercompany.........................................   (6,696)     6,696           --             --
                                                       -------    -------        -----        -------
          Net cash (used in) provided by investing
            activities...............................   (9,587)     5,177           --         (4,410)
                                                       -------    -------        -----        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of revolving credit facility..........   (7,618)        --           --         (7,618)
Principal payments on long-term debt.................     (121)      (578)          --           (699)
Other, net...........................................     (827)        --           --           (827)
                                                       -------    -------        -----        -------
          Net cash provided by (used in) financing
            activities...............................   (8,566)      (578)          --         (9,144)
                                                       -------    -------        -----        -------
Net decrease in cash and cash equivalents............    1,186      3,324           --          4,510
Cash and cash equivalents, beginning of period.......    3,820      2,677           --          6,497
                                                       -------    -------        -----        -------
Cash and cash equivalents, end of period.............  $ 5,006    $ 6,001        $  --        $11,007
                                                       =======    =======        =====        =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of the results of operations, financial condition and liquidity of the Company should be read in conjunction with the financial statements and related notes included in this report.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2001 COMPARED TO QUARTER ENDED APRIL 1, 2000

     Consolidated net sales increased by $43.0 million or 19.1% to $267.8 million in the first quarter 2001 compared to $224.8 million in the first quarter 2000. Pro forma sales growth in the first quarter 2001 was relatively flat when compared to the same period last year. The sales increase in 2001 was due primarily to the sales revenue from the acquisitions in 2000 of ATD in the third quarter of 2000 and T.O. Haas in the second quarter of 2000. Competition was strong across all segments in the first quarter 2001 as competitors fought for limited sales dollars. Units of passenger and light truck tires shipped for the tire distribution industry were down approximately 5.9% in the first quarter of 2001 with shipments of 51.4 million units compared to shipments of 54.6 million units in the first quarter of 2000.

     Gross profit increased by $11.8 million or 29.9% to $51.4 million in the first quarter 2001 compared to $39.6 million in the first quarter 2000. Gross profit as a percentage of sales increased 1.6% to 19.2% in the first quarter 2001 compared to 17.6% in the first quarter 2000. Margin increases were due primarily to improved product mix and price.

     Selling, general and administrative expenses increased by $17.3 million in the first quarter 2001 representing 19.7% as a percentage of sales compared to 15.8% in 2000. Increased operating expenses were a direct result of expansion of operations in 2000, increased operating costs due to higher fuel and energy costs and one-time severance payments of $1.8 million.

     Interest expense increased in the first quarter 2001 by $1.6 million to $7.4 million due to higher borrowings on the revolving credit line resulting from acquisitions during the year 2000 and capital expenditures.

     The income tax benefit in the first quarter 2001 was $0.6 million compared to $0.1 million for the same quarter in 2000. The difference between the statutory tax rate and the effective tax rate is primarily due to non-deductible goodwill amortization.

     EBITDA from continuing operations decreased $4.3 million to $2.9 million in the first quarter of 2001 compared to $7.2 million in the first quarter of 2000. This decrease is primarily due to higher selling general and administrative expenses, which include $1.8 million of one-time severance payments to former executives of the Company.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001, the combined net indebtedness (net of cash) of the Company was $304.9 million compared to $216.3 million at April 1, 2000 and $289.1 million at December 30, 2000. Total commitments by the lenders under the Company's revolving credit facility were $180.0 million at March 31, 2001, of which $149.0 million was outstanding and $9.6 million was available for additional borrowings.

     The Company's principal source of cash during the first quarter of 2001 was borrowings under revolving credit facilities. Cash generated from (used in) continuing operations was ($17.8) million for the quarter ended March 31, 2001 compared to $22.4 million for the quarter ended April 1, 2000. Net working capital (exclusive of net assets of discontinued operations) at March 31, 2001 totaled $110.3 million, compared to $91.8 million at December 30, 2000, an increase of $18.5 million. The increase in working capital is due to increased business activity during the quarter resulting in higher receivable and inventory balances partially offset by an increase in accounts payable. Net cash generated from (used in) discontinued operations totaled $3.0 million, and ($4.4) million during the first quarter of 2001 and 2000, respectively.

     Capital expenditures during the first quarter of 2001 and 2000 amounted to $3.0 million and $2.7 million, respectively. Capital expenditures in 2001 included warehouse racking and computer systems upgrades.

     Effective March 30, 2001, the Company and its lenders amended the revolving credit facility ("Revolver") to, among other things, reduce the aggregate amount of the Revolver from $200 million to $180 million, amend the financial covenants contained therein, change the rate at which borrowings thereunder bear interest, and require the Company to comply with additional reporting requirements. Borrowings under the Revolver, following these amendments, bear interest, at (i) the Base Rate, as defined, plus the applicable margin or (ii) the Eurodollar Rate, as defined, plus the applicable margin. The applicable margins were increased resulting in an applicable margin of 2.0% for Base Rate loans, and an applicable margin of 3.25% for Eurodollar Rate loans. The applicable margins are subject to performance based step-downs resulting in rates ranging from 0.5% to 2.0% for Base Rate loans and 1.75% to 3.25% for Eurodollar Rate loans, respectively.

     The Revolver, as amended, requires the Company to meet certain financial requirements, including minimum EBITDA for continuing and discontinued operations, fixed charge coverage and tangible capital funds, all as defined, and minimum loan availability and certain covenants which, among other things, restrict the ability of the Company to incur additional indebtedness; enter into guarantees; make loans and investments; make capital expenditures; declare dividends; engage in mergers, consolidations and asset sales; enter into transactions with affiliates; create liens and encumbrances; enter into sale/leaseback transactions; modify material agreements; and change the business it conducts. The Company's obligations under the Revolver are secured by all inventories and accounts receivable.

     On April 2, 2001, the Company issued 1,333,334 shares of Series C Preferred Stock in exchange for $12 million in cash contributed by certain of its principal stockholders.

     Effective May 15, 2001, the Company has completed a transaction pursuant to a Stock Purchase Agreement to sell all the capital stock in Winston to Performance Management, Inc. for a purchase price of $11.3 million. Upon closing, the Company received $8.5 million cash and a $2.8 million note due May 15, 2002. The sale of Winston will improve the operating cash flows of the Company by eliminating the significant use of cash resulting from the heavy cash requirements needed to fund Winston's past operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     There have been no material changes to the Company's market risk since those reported in the Company's Report on Form 10-K for the fiscal year ended December 30, 2000.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     There have been no material developments in legal proceedings involving the Company since those reported in the Company's Report on Form 10-K for the fiscal year ended December 30, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits --

              Exhibit 10.34  Stock Purchase Agreement dated May 4, 2001, between Heafner
                             Tire Group, Inc. and Performance Management Inc.
              Exhibit 11     Computation of Earnings per Share
              Exhibit 12.1   Statement Regarding Computation of Earnings to Fixed Charges
                             and Preferred Stock Dividends

     (b) Reports on Form 8-K

          No report on Form 8-K was filed during the quarter ended March 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2001
                                          HEAFNER TIRE GROUP, INC.

                                          By:     /s/ WILLIAM E. BERRY
                                            ------------------------------------
                                                      William E. Berry
                                            Executive Vice President -- Finance
                                                     and Administration
                                              (On behalf of the Registrant and
                                              as Principal Financial Officer)