Form 10-Q
period 2001-06-30
HEAFNER TIRE GROUP INC
filed 2001-08-14
CIK 1068152

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                               OR

      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 333-61713

                            HEAFNER TIRE GROUP, INC.


           A DELAWARE CORPORATION                      (IRS EMPLOYER IDENTIFICATION)
                                                                56-0754594

                           12200 HERBERT WAYNE COURT
                                   SUITE 150
                       HUNTERSVILLE, NORTH CAROLINA 28078

                                 (704) 992-2000

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of common shares outstanding at August 14, 2001: 5,336,917

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                    PAGE
                                                                                    ----

PART I.           FINANCIAL INFORMATION

  ITEM 1.         Financial Statements
                      Condensed Consolidated Balance Sheets -- June 30, 2001
                        (unaudited) and December 30, 2000.........................    1
                      Condensed Consolidated Statements of Operations
                        (unaudited) -- Quarters and Six Months Ended June 30, 2001
                        and July 1, 2000..........................................    2
                      Condensed Consolidated Statements of Cash Flows
                        (unaudited) -- Six Months Ended June 30, 2001 and July 1,
                        2000......................................................    3
                      Notes to Condensed Consolidated Financial Statements........    4

  ITEM 2.         Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.........................................   12

  ITEM 3.         Quantitative and Qualitative Disclosures about Market Risk......   15

PART II.          OTHER INFORMATION

  ITEM 1.         Legal Proceedings...............................................   15

  ITEM 6.         Exhibits and Reports on Form 8-K................................   15

                  Signatures......................................................   16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                            HEAFNER TIRE GROUP, INC.

  CONDENSED CONSOLIDATED BALANCE SHEETS -- JUNE 30, 2001 AND DECEMBER 30, 2000
                      (in thousands, except share amounts)

                                                              JUNE 30, 2001   DECEMBER 30, 2000
                                                              -------------   -----------------
                                                               (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $  6,006          $  3,327
  Accounts receivable, net of allowances of $2,647 and
     $1,877.................................................     126,017           101,828
  Inventories...............................................     172,470           179,825
  Other current assets......................................      32,313            29,176
  Net assets of discontinued operations.....................          --            17,866
                                                                --------          --------
          Total current assets..............................     336,806           332,022
                                                                --------          --------
Property and equipment, net.................................      31,572            32,504
Goodwill, net...............................................      97,113           101,070
Other intangible assets, net................................       6,589             8,191
Other assets................................................      26,933            28,992
                                                                --------          --------
                    Total assets............................    $499,013          $502,779
                                                                ========          ========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
  Accounts payable..........................................    $197,571          $191,915
  Accrued expenses..........................................      28,837            28,992
  Current maturities of long-term debt......................       2,844             1,471
                                                                --------          --------
          Total current liabilities.........................     229,252           222,378
                                                                --------          --------
Revolving credit facility...................................     131,605           130,020
Long-term debt..............................................     158,906           160,942
Other liabilities...........................................       8,428             9,393
Redeemable preferred stock Series A -- 4% cumulative; 7,000
  shares authorized, issued and outstanding.................       7,000             7,000
Redeemable preferred stock Series B -- variable rate
  cumulative; 4,500 shares authorized, issued and
  outstanding...............................................       4,035             4,035
Redeemable preferred stock Series C-- 12% cumulative;
  1,333,334 shares authorized; 1,333,334 and 0 shares issued
  and outstanding...........................................      12,360                --
Commitments and contingencies
Stockholders' investment:
  Common stock, par value $.01 per share; 15,000,000 shares
     authorized; 5,336,917 and 5,286,917 shares issued and
     outstanding............................................          53                53
  Additional paid-in capital................................      24,352            23,981
  Warrants..................................................       1,137             1,137
  Notes receivable from sale of stock.......................      (1,390)           (1,046)
  Retained deficit..........................................     (76,725)          (55,114)
                                                                --------          --------
          Total stockholders' investment....................     (52,573)          (30,989)
                                                                --------          --------
                    Total liabilities and stockholders'
                      investment............................    $499,013          $502,779
                                                                ========          ========

     The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                            HEAFNER TIRE GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                 (in thousands)

                                                         QUARTERS ENDED                SIX MONTHS ENDED
                                                  ----------------------------   ----------------------------
                                                  JUNE 30, 2001   JULY 1, 2000   JUNE 30, 2001   JULY 1, 2000
                                                  -------------   ------------   -------------   ------------
Net sales.......................................    $301,840        $257,715       $569,632        $482,472
Cost of goods sold..............................     243,443         211,808        459,834         397,008
                                                    --------        --------       --------        --------
  Gross profit..................................      58,397          45,907        109,798          85,464
Selling, general and administrative expenses....      52,793          38,594        105,637          74,162
                                                    --------        --------       --------        --------
  Operating income..............................       5,604           7,313          4,161          11,302
                                                    --------        --------       --------        --------
Other income (expense):
  Interest expense, net.........................      (7,573)         (6,062)       (14,983)        (11,846)
  Other income..................................         369             281            703             463
                                                    --------        --------       --------        --------
Income (loss) from continuing operations before
  income taxes..................................      (1,600)          1,532        (10,119)            (81)
Benefit (provision) for income taxes............         154          (1,144)           803            (995)
                                                    --------        --------       --------        --------
Income (loss) from continuing operations........      (1,446)            388         (9,316)         (1,076)
Loss from discontinued operations, net of income
  tax benefits of $0, $2,190, $514 and $3,193...          --          (3,343)          (769)         (4,790)
Loss on disposal of discontinued operations, net
  of income tax benefit of $2,936...............     (11,166)             --        (11,166)             --
                                                    --------        --------       --------        --------
Net loss........................................    $(12,612)       $ (2,955)      $(21,251)       $ (5,866)
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

                            HEAFNER TIRE GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                    SIX MONTHS ENDED
                                                              ----------------------------
                                                              JUNE 30, 2001   JULY 1, 2000
                                                              -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................    $(21,251)       $ (5,866)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Loss on disposal of discontinued operations............      11,166              --
     Loss from discontinued operations......................         769           4,790
     Depreciation and amortization of goodwill and other
      intangibles...........................................       8,745           6,262
     Amortization of other assets...........................         595             573
     Other, net.............................................         (42)            (97)
  Change in operating assets and liabilities:
     Accounts receivable, net...............................     (24,175)        (15,215)
     Inventories............................................       8,281          (7,354)
     Other current assets...................................       1,855            (169)
     Accounts payable and accrued expenses..................         909          44,197
     Other, net.............................................        (290)            (72)
                                                                --------        --------
       Net cash provided by (used in) continuing operating
        activities..........................................     (13,438)         27,049
                                                                --------        --------
       Net cash provided by (used in) discontinued
        operations..........................................          63         (12,325)
                                                                --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of discontinued operations.........       9,285              --
  Acquisitions, net of cash acquired........................        (885)        (25,539)
  Payments on deferred purchase price of acquired
     businesses.............................................      (2,495)         (3,253)
  Purchase of property and equipment........................      (4,155)         (5,506)
  Proceeds from sale of property and equipment..............       1,365             849
  Other, net................................................          42              (2)
                                                                --------        --------
       Net cash provided by (used in) investing
        activities..........................................       3,157         (33,451)
                                                                --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from revolving credit facility...............       1,585          20,678
  Proceeds received from issuance of preferred stock........      12,000              --
  Principal payments on long-term debt......................        (703)           (866)
  Other, net................................................          15          (1,061)
                                                                --------        --------
       Net cash provided by financing activities............      12,897          18,751
                                                                --------        --------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................       2,679              24
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............       3,327           6,497
                                                                --------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................    $  6,006        $  6,521
                                                                ========        ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION --
  Cash payments for interest................................    $ 14,125        $ 11,499
                                                                ========        ========
  Cash payments for taxes...................................    $    420        $     --
                                                                ========        ========

     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                            HEAFNER TIRE GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001

1.  NATURE OF BUSINESS:

     Heafner Tire Group, Inc. and subsidiaries (the "Company") (formerly The J.
H. Heafner Company, Inc.), is a Delaware corporation primarily engaged in the wholesale distribution of tires and tire accessories.

2.  BASIS OF PRESENTATION:

     The unaudited condensed consolidated financial statements have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements reported on Form 10-K for the fiscal year ended December 30, 2000. The results of operations for the quarter and six months ended June 30, 2001 are not necessarily indicative of the operating results for the full fiscal year. Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  NEW ACCOUNTING PRONOUNCEMENTS:

     In the first quarter 2001, the Company adopted Statement No. 133, as amended by Statement No. 137 and Statement No. 138, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet either as an asset or liability measured at its fair value. This statement requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The adoption of this statement had no material impact on the Company's financial position and results of operations.

     In July 2001, the FASB issued Statement No. 141 "Business Combinations" ("SFAS 141") and Statement No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. This statement also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill. SFAS 142 revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and in the event of an impairment indicator. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. The Company will adopt the provisions of SFAS 142 effective January 1, 2002. The Company expects that adoption of SFAS 142 will increase annual operating income by approximately $7.6 million due to the non-amortization of goodwill. The Company is currently evaluating the impairment provisions of SFAS 142 and has not yet determined the effects, if any, of these changes on the Company's financial position or results of operations.

                            HEAFNER TIRE GROUP, INC.

4.  SHIPPING AND HANDLING COSTS:

     Outbound shipping and handling costs are classified as selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Such expenses totaled $16.3 million and $14.5 million for the three months ended June 30, 2001 and July 1, 2000, respectively, and $32.5 million and $27.7 million for the six months ended June 30, 2001 and July 1, 2000, respectively.

5.  REVOLVING CREDIT FACILITY:

     Effective March 30, 2001, the Company amended its existing loan and security agreement. The amended agreement provides for a senior secured revolving credit facility (the "Revolver") which provides for borrowings in the aggregate principal amount of up to the lesser of $180.0 million or the Borrowing Base, as defined in the agreement, based on 85% of eligible accounts receivable, the lesser of 65% of eligible tire inventory or $100 million and the lesser of 50% of all other eligible inventory or $40 million (of which up to $10 million may be utilized in the form of letters of credit). At June 30, 2001, the maximum loan amount available under the existing credit facility was $147.2 million of which $131.6 million was outstanding.

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

6.  DISCONTINUED OPERATIONS:

     Effective May 15, 2001, the Company completed a transaction pursuant to a Stock Purchase Agreement to sell all the capital stock in Winston Tire Company ("Winston") to Performance Management, Inc. for a purchase price of approximately $11.3 million, subject to adjustment. Upon closing, the Company received $8.5 million in cash. The balance of $2.8 million is payable May 15, 2002. In addition, the Company has executed a Supply Contract with Winston as secondary supplier, as well as a Limited License Agreement.

     The Company has accounted for the financial results and net assets of Winston as a discontinued operation. Accordingly, previously reported financial results for the prior year have been restated to reflect this treatment. Winston incurred operating losses subsequent to the measurement date through the date of sale which were charged to the Company's existing reserve for discontinued operations.

     In the second quarter 2001, the Company recorded an $11.2 million loss on disposal of discontinued operations, net of income tax benefits of $2.9 million, in addition to the $1.2 million loss recorded in 2000. The additional loss results primarily from changes in estimates made relative to the working capital of Winston as of the sale date as well as additional liabilities assumed as part of the transaction not contemplated prior to closing the transaction.

                            HEAFNER TIRE GROUP, INC.

     Net sales for discontinued operations were $12.8 million through the January 26, 2001 measurement date and $89.2 million for the six months ended July 1, 2000. Net sales from continuing operations for the three months ended June 30, 2001 and July 1, 2000 include approximately $5.4 million and $15.9 million, respectively, of intersegment sales to Winston that have not been eliminated in the accompanying statement of operations. For the six months ended June 30, 2001 and July 1, 2000, such intersegment sales totaled $15.8 million and $30.1 million, respectively.

7.  STOCKHOLDERS' INVESTMENT:

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

                            HEAFNER TIRE GROUP, INC.

     Condensed consolidated balance sheets as of June 30, 2001 and December 30, 2000, are as follows:

                                                                     AS OF JUNE 30, 2001
                                                     ---------------------------------------------------
                                                      PARENT    SUBSIDIARY
                                                     COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                     --------   ----------   ------------   ------------
ASSETS
Current assets:
     Cash and cash equivalents.....................  $  4,602    $  1,404     $      --       $  6,006
     Accounts receivable, net......................    88,332      37,685            --        126,017
     Inventories...................................    95,237      77,233            --        172,470
     Other current assets..........................    26,637       5,676            --         32,313
     Intercompany receivables......................   292,568      69,766      (362,334)            --
                                                     --------    --------     ---------       --------
          Total current assets.....................   507,376     191,764      (362,334)       336,806
                                                     --------    --------     ---------       --------
Property and equipment, net........................    20,388      11,184            --         31,572
Goodwill and other intangible assets, net..........    52,479      51,223            --        103,702
Investment in subsidiaries.........................    71,949          --       (71,949)            --
Other assets.......................................    24,630       2,303            --         26,933
                                                     --------    --------     ---------       --------
                    Total assets...................  $676,822    $256,474     $(434,283)      $499,013
                                                     ========    ========     =========       ========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
     Accounts payable..............................  $179,866    $ 17,705     $      --       $197,571
     Accrued expenses..............................    25,138       3,699            --         28,837
     Current maturities of long-term debt..........     1,715       1,129            --          2,844
     Intercompany payables.........................   203,232     159,102      (362,334)            --
                                                     --------    --------     ---------       --------
          Total current liabilities................   409,951     181,635      (362,334)       229,252
                                                     --------    --------     ---------       --------
Revolving credit facility..........................   131,605          --            --        131,605
Long-term debt.....................................   156,512       2,394            --        158,906
Other liabilities..................................     7,932         496            --          8,428
Redeemable preferred stock Series A -- 4%
  cumulative; 7,000 shares authorized, issued and
  outstanding......................................     7,000          --            --          7,000
Redeemable preferred stock Series B -- variable
  rate cumulative; 4,500 shares authorized, issued
  and outstanding..................................     4,035          --            --          4,035
Redeemable preferred stock Series C -- 12%
  cumulative; 1,333,334 shares authorized, issued
  and outstanding..................................    12,360          --            --         12,360
Stockholders' investment:
     Intercompany investment.......................        --      76,633       (76,633)            --
     Common stock, par value $.01 per share;
       15,000,000 shares authorized; 5,336,917
       shares issued and outstanding...............        53          --            --             53
     Additional paid-in capital....................    24,352          --            --         24,352
     Warrants......................................     1,137          --            --          1,137
     Notes receivable from sale of stock...........    (1,390)         --            --         (1,390)
     Retained deficit..............................   (76,725)     (4,684)        4,684        (76,725)
                                                     --------    --------     ---------       --------
          Total stockholders' investment...........   (52,573)     71,949       (71,949)       (52,573)
                                                     --------    --------     ---------       --------
                    Total liabilities and
                      stockholders' investment.....  $676,822    $256,474     $(434,283)      $499,013
                                                     ========    ========     =========       ========

                            HEAFNER TIRE GROUP, INC.

                                                                  AS OF DECEMBER 30, 2000
                                                     --------------------------------------------------
                                                      PARENT    SUBSIDIARY
                                                     COMPANY    GUARANTORS   ELIMINATION   CONSOLIDATED
                                                     --------   ----------   -----------   ------------
ASSETS
Current assets:
  Cash and cash equivalents........................  $  3,518    $   (191)    $      --      $  3,327
  Accounts receivable, net.........................    74,682      27,146            --       101,828
  Inventories......................................   109,841      69,984            --       179,825
  Other current assets.............................    20,140       9,036            --        29,176
  Intercompany receivables.........................   197,848          --      (197,848)           --
  Net assets of discontinued operations............        --      17,866            --        17,866
                                                     --------    --------     ---------      --------
          Total current assets.....................   406,029     123,841      (197,848)      332,022
                                                     --------    --------     ---------      --------
Property and equipment, net........................    21,555      10,949            --        32,504
Goodwill and other intangible assets, net..........    54,523      54,738            --       109,261
Investment in subsidiaries.........................    73,985          --       (73,985)           --
Other assets.......................................    26,563       2,429            --        28,992
                                                     --------    --------     ---------      --------
                    Total assets...................  $582,655    $191,957     $(271,833)     $502,779
                                                     ========    ========     =========      ========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
  Accounts payable.................................  $132,721    $ 59,194     $      --      $191,915
  Accrued expenses.................................    25,019       3,973            --        28,992
  Current maturities of long-term debt.............       289       1,182            --         1,471
  Intercompany payables............................   148,980      48,868      (197,848)           --
                                                     --------    --------     ---------      --------
          Total current liabilities................   307,009     113,217      (197,848)      222,378
                                                     --------    --------     ---------      --------
Revolving credit facility..........................   130,020          --            --       130,020
Long-term debt.....................................   156,871       4,071            --       160,942
Other liabilities..................................     8,709         684            --         9,393
Redeemable preferred stock series A -- 4%
  cumulative; 7,000 shares authorized, issued and
  outstanding......................................     7,000          --            --         7,000
Redeemable preferred stock series B -- variable
  rate cumulative; 4,500 shares authorized, issued
  and outstanding..................................     4,035          --            --         4,035
Stockholders' investment:
  Intercompany investment..........................        --     124,343      (124,343)           --
  Common stock, par value $.01 per share;
     15,000,000 shares authorized; 5,286,917 shares
     issued and outstanding........................        53          --            --            53
  Additional paid-in capital.......................    23,981          --            --        23,981
  Warrants.........................................     1,137          --            --         1,137
  Notes receivable from sale of stock..............    (1,046)         --            --        (1,046)
  Retained deficit.................................   (55,114)    (50,358)       50,358       (55,114)
                                                     --------    --------     ---------      --------
          Total stockholders' investment...........   (30,989)     73,985       (73,985)      (30,989)
                                                     --------    --------     ---------      --------
                    Total liabilities and
                      stockholders' investment.....  $582,655    $191,957     $(271,833)     $502,779
                                                     ========    ========     =========      ========

                            HEAFNER TIRE GROUP, INC.

     Condensed consolidated statements of operations for the six months ended June 30, 2001 and July 1, 2000 are as follows:

                                                                   FOR THE SIX MONTHS ENDED
                                                                        JUNE 30, 2001
                                                      --------------------------------------------------
                                                       PARENT    SUBSIDIARY
                                                      COMPANY    GUARANTORS   ELIMINATION   CONSOLIDATED
                                                      --------   ----------   -----------   ------------
Net sales...........................................  $390,244    $179,388      $    --       $569,632
Cost of goods sold..................................   315,563     144,271           --        459,834
                                                      --------    --------      -------       --------
  Gross profit......................................    74,681      35,117           --        109,798
Selling, general and administrative expenses........    66,059      39,578           --        105,637
                                                      --------    --------      -------       --------
  Operating income (loss)...........................     8,622      (4,461)          --          4,161
Other income (expense):
  Interest expense..................................   (14,892)        (91)          --        (14,983)
  Other income, net.................................       387         316           --            703
  Equity in loss of subsidiaries....................    (4,652)         --        4,652             --
                                                      --------    --------      -------       --------
Loss from continuing operations before income
  taxes.............................................   (10,535)     (4,236)       4,652        (10,119)
Benefit for income taxes............................       450         353           --            803
                                                      --------    --------      -------       --------
Loss from continuing operations.....................   (10,085)     (3,883)       4,652         (9,316)
Loss from discontinued operations...................        --        (769)          --           (769)
Loss on disposal of discontinued operations.........   (11,166)         --           --        (11,166)
                                                      --------    --------      -------       --------
Net loss............................................  $(21,251)   $ (4,652)     $ 4,652       $(21,251)
                                                      ========    ========      =======       ========

                                                                   FOR THE SIX MONTHS ENDED
                                                                         JULY 1, 2000
                                                      --------------------------------------------------
                                                       PARENT    SUBSIDIARY
                                                      COMPANY    GUARANTORS   ELIMINATION   CONSOLIDATED
                                                      --------   ----------   -----------   ------------
Net sales...........................................  $340,083    $142,389      $    --       $482,472
Cost of goods sold..................................   280,630     116,378           --        397,008
                                                      --------    --------      -------       --------
  Gross profit......................................    59,453      26,011           --         85,464
Selling, general and administrative expenses........    50,324      23,838           --         74,162
                                                      --------    --------      -------       --------
  Operating income..................................     9,129       2,173           --         11,302
Other income (expense):
  Interest expense..................................   (11,762)        (84)          --        (11,846)
  Other income, net.................................       411          52           --            463
  Equity in loss of subsidiaries....................    (3,483)         --        3,483             --
                                                      --------    --------      -------       --------
Income (loss) from continuing operations before
  income taxes......................................    (5,705)      2,141        3,483            (81)
Provision for income taxes..........................      (161)       (834)          --           (995)
                                                      --------    --------      -------       --------
Income (loss) from continuing operations............    (5,866)      1,307        3,483         (1,076)
Loss from discontinued operations...................        --      (4,790)          --         (4,790)
                                                      --------    --------      -------       --------
Net loss............................................  $ (5,866)   $ (3,483)     $ 3,483       $ (5,866)
                                                      ========    ========      =======       ========

                            HEAFNER TIRE GROUP, INC.

     Condensed consolidated statements of cash flows for the six months ended June 30, 2001 and July 1, 2000 are as follows:

                                                                   FOR THE SIX MONTHS ENDED
                                                                        JUNE 30, 2001
                                                      --------------------------------------------------
                                                       PARENT    SUBSIDIARY
                                                      COMPANY    GUARANTORS   ELIMINATION   CONSOLIDATED
                                                      --------   ----------   -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss............................................  $(21,251)   $ (4,652)    $  4,652       $(21,251)
Adjustments to reconcile net loss to net cash used
  in operating activities:
  Loss on disposal of discontinued operations.......    11,166          --           --         11,166
  Loss from discontinued operations.................        --         769           --            769
  Depreciation and amortization of goodwill, other
     intangibles and other assets...................     5,105       4,235           --          9,340
  Other.............................................       (97)         55           --            (42)
  Equity in loss of subsidiaries....................     4,652          --       (4,652)            --
Changes in operating assets and liabilities:
  Accounts receivable, net..........................   (13,648)    (10,527)          --        (24,175)
  Inventories.......................................    14,723      (6,442)          --          8,281
  Other current assets..............................     1,022         833           --          1,855
  Accounts payable and accrued expense..............    (8,266)      9,175           --            909
  Other.............................................       (78)       (212)          --           (290)
                                                      --------    --------     --------       --------
     Net cash used in continuing operations.........    (6,672)     (6,766)          --        (13,438)
                                                      --------    --------     --------       --------
     Net cash provided by discontinued operations...        --          63           --             63
                                                      --------    --------     --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from disposition of discontinued
  operations........................................     9,285          --           --          9,285
Acquisitions, net of cash acquired..................      (885)         --           --           (885)
Payments on deferred purchase price of acquired
  businesses........................................    (2,495)         --           --         (2,495)
Purchase of property and equipment..................    (2,445)     (1,710)          --         (4,155)
Proceeds from sale of property and equipment........     1,333          32           --          1,365
Other, net..........................................        42          --           --             42
Intercompany........................................   (10,495)     10,495           --             --
                                                      --------    --------     --------       --------
     Net cash provided by (used in) investing
       activities...................................    (5,660)      8,817           --          3,157
                                                      --------    --------     --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from revolving credit facility.........     1,585          --           --          1,585
Proceeds received from issuance of preferred
  stock.............................................    12,000          --           --         12,000
Principal payments on long-term debt................      (184)       (519)          --           (703)
Other...............................................        15          --           --             15
                                                      --------    --------     --------       --------
     Net cash provided by (used in) financing
       activities...................................    13,416        (519)          --         12,897
                                                      --------    --------     --------       --------
Net increase in cash and cash equivalents...........     1,084       1,595           --          2,679
Cash and cash equivalents, beginning of year........     3,518        (191)          --          3,327
                                                      --------    --------     --------       --------
Cash and cash equivalents, end of year..............  $  4,602    $  1,404     $     --       $  6,006
                                                      ========    ========     ========       ========

                            HEAFNER TIRE GROUP, INC.

                                                                   FOR THE SIX MONTHS ENDED
                                                                         JULY 1, 2000
                                                      --------------------------------------------------
                                                       PARENT    SUBSIDIARY
                                                      COMPANY    GUARANTORS   ELIMINATION   CONSOLIDATED
                                                      --------   ----------   -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss............................................  $ (5,866)   $ (3,483)     $ 3,483       $ (5,866)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Loss from discontinued operations.................        --       4,790           --          4,790
  Depreciation and amortization of goodwill, other
     intangibles and other assets...................     3,645       3,190           --          6,835
  Other.............................................       (87)        (10)          --            (97)
  Equity in loss of subsidiaries....................     3,483          --       (3,483)            --
Changes in operating assets and liabilities:
  Accounts receivable, net..........................   (10,074)     (5,141)          --        (15,215)
  Inventories.......................................    (5,233)     (2,121)          --         (7,354)
  Other current assets..............................     1,505      (1,674)          --           (169)
  Accounts payable and accrued expense..............    26,671      17,526           --         44,197
  Other.............................................      (378)        306           --            (72)
                                                      --------    --------      -------       --------
     Net cash provided by continuing operations.....    13,666      13,383           --         27,049
                                                      --------    --------      -------       --------
     Net cash used in discontinued operations.......        --     (12,325)          --        (12,325)
                                                      --------    --------      -------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired..................   (25,421)       (118)          --        (25,539)
Payments on deferred purchase price of acquired
  business..........................................    (3,050)       (203)          --         (3,253)
Purchase of property and equipment..................    (1,789)     (3,717)          --         (5,506)
Proceeds from sale of property and equipment........       380         469           --            849
Other, net..........................................       (55)         53           --             (2)
Intercompany........................................    (3,255)      3,255           --             --
                                                      --------    --------      -------       --------
     Net cash used in investing activities..........   (33,190)       (261)          --        (33,451)
                                                      --------    --------      -------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of revolving credit facility.........    20,678          --           --         20,678
Principal payments on long-term debt................      (167)       (699)          --           (866)
Other...............................................      (827)       (234)          --         (1,061)
                                                      --------    --------      -------       --------
     Net cash provided by (used in) financing
       activities...................................    19,684        (933)          --         18,751
                                                      --------    --------      -------       --------
Net increase (decrease) in cash and cash
  equivalents.......................................       160        (136)          --             24
Cash and cash equivalents, beginning of year........     3,822       2,675           --          6,497
                                                      --------    --------      -------       --------
Cash and cash equivalents, end of year..............  $  3,982    $  2,539      $    --       $  6,521
                                                      ========    ========      =======       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of the results of operations, financial condition and liquidity of the Company should be read in conjunction with the financial statements and related notes included in this report.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2001 COMPARED TO QUARTER ENDED JULY 1, 2000

     Consolidated net sales in the second quarter 2001 increased by $44.1 million, or 17.1%, from the second quarter 2000, primarily due to the acquisitions of American Tire Distributors ("ATD") and T.O. Haas Holding Co. ("Haas") in 2000. Of the increase, the inclusion of three months of sales for Haas in the current quarter versus one month in second quarter 2000 accounted for approximately $23.8 million. The majority of the remaining increase is attributable to the inclusion of three months of sales for ATD in the current quarter and no sales included in the second quarter 2000. However, the precise effect cannot be determined due to the merger of these results into the Company's existing operations. These increases are partially offset by a decline in sales to Winston Tire Company ("Winston") of approximately $10.5 million due to the sale of Winston as of May 15, 2001 and the closing of certain Winston locations prior to the sale. Due to current economic conditions, competition was strong across all segments in the second quarter 2001 and therefore, on a pro forma basis, sales remained relatively flat compared to prior year.

     Gross profit increased by $12.5 million or 27.2% from the second quarter 2000. Gross profit as a percentage of sales increased to 19.3% in the second quarter 2001 compared to 17.8% in the second quarter 2000. Margin increases are primarily a result of a decline in sales to Winston prior to the sale of the subsidiary, which carry lower margins, as well as the negotiation of improved marketing programs with vendors and price increases effected during the quarter.

     Selling, general and administrative expenses increased by $14.2 million in the second quarter 2001 representing 17.5% as a percentage of sales compared to 15.0% in the second quarter 2000. Increased operating expenses were principally a result of the acquisitions of Haas and ATD in 2000. Operating expenses increased as a percent of sales primarily due to increased wages relative to sales dollars compared to prior year. This increase is primarily due to the decline in sales to Winston for which corresponding labor savings have yet to be realized as well as the acquisition of Haas, which due to its smaller distribution centers, carries a higher labor to sales ratio than other divisions of the Company where larger distribution centers are utilized.

     Interest expense increased in the second quarter 2001 by $1.5 million to $7.6 million due to higher borrowings on the revolving credit line resulting from acquisitions of Haas and ATD during the second and third quarters 2000. Interest rates have remained relatively constant.

     The income tax benefit in the second quarter 2001 was $0.2 million compared to a provision of $1.1 million for the same quarter in 2000. The difference between the statutory tax rate and the effective tax rate is primarily due to non-deductible goodwill amortization.

     EBITDA from continuing operations remained relatively consistent with prior year at $10.7 million in the second quarter 2001 compared to $10.8 million in the second quarter 2000 due to increased gross profit margins offset by increased operating expenses as a percentage of sales as discussed above.

     Effective May 15, 2001, the Company completed a transaction pursuant to a Stock Purchase Agreement to sell all the capital stock in Winston to Performance Management, Inc. for a purchase price of approximately $11.3 million, subject to adjustment. Upon closing, the Company received $8.5 million in cash. The balance of $2.8 million is payable May 15, 2002. In addition, the Company has executed a Supply Contract with Winston as secondary supplier, as well as a Limited License Agreement. The Company has recorded an $11.2 million loss on disposal of discontinued operations, net of income tax benefits of $2.9 million in the second quarter 2001, in addition to the $1.2 million loss recorded in 2000. The additional loss results primarily from changes in estimates made relative to the working capital of Winston as of the sale date as well as additional liabilities assumed as part of the transaction not contemplated prior to closing the transaction.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JULY 1, 2000

     Consolidated net sales increased by $87.2 million, or 18.1%, from the six-month period 2000. Of the increase, the inclusion of six months of sales for Haas in the current period versus one month in the prior year period accounted for approximately $50.1 million. The majority of the remaining increase is attributable to the inclusion of six months of sales for ATD included in the current period and no sales included in the prior year period. However, the precise effect cannot be determined due to the merger of these results into the Company's existing operations. These increases are partially offset by a decline in sales to Winston due to the sale of Winston as of May 15, 2001 and the closing of certain Winston locations prior to the sale. Proforma sales remained relatively flat, as competition was strong throughout the six-month period 2001. Units of replacement passenger and light truck tires shipped for the industry were down approximately 3% in the first six months of 2001 with shipments of
108.0 million units compared to shipments of 111.4 million units in the first six months of 2000.

     Gross profit increased by $24.3 million or 28.5% from the six-month period of 2000. Gross profit as a percentage of sales increased to 19.3% in the six-month period of 2001 compared to 17.7% in the six-month period of 2000. Margin increases are primarily a result of a decline in intersegment sales to Winston prior to the sale of the subsidiary, which carry lower margins, as well as improved product mix, price increases effected in the second quarter and the negotiation of improved marketing programs with vendors.

     Selling, general and administrative expenses increased by $31.5 million in the six-month period 2001 representing 18.5% as a percentage of sales compared to 15.4% in 2000. Increased operating expenses were primarily a direct result of the acquisitions in 2000, increased operating costs due to higher fuel and energy costs and one-time severance payments of $1.8 million. Such expenses increased as a percent of sales primarily due to increased wages relative to sales dollars compared to prior year. This increase is primarily due to severance payments, a decline in sales to Winston for which corresponding labor savings have yet to be realized, as well as the acquisition of Haas, which due to its smaller distribution centers, carries a higher labor to sales ratio than other divisions of the Company where larger distribution centers are utilized.

     Interest expense increased in the six-month period of 2001 by $3.1 million to $15.0 million due to higher borrowings on the revolving credit line primarily resulting from the acquisitions of Haas and ATD which occurred in the second and third quarters of 2000. Interest rates have remained relatively constant.

     The income tax benefit in the six-month period of 2001 was $0.8 million compared to an income tax provision of $1.0 million for the same period in 2000. The difference between the statutory tax rate and the effective tax rate is primarily due to non-deductible goodwill amortization.

     EBITDA from continuing operations decreased $4.4 million to $13.6 million in the six-month period of 2001 compared to $18.0 million in the six-month period 2000. This decrease is primarily due to higher selling, general and administrative expenses, which include $1.8 million of one-time severance payments to former executives of the Company, partially offset by an increase in gross profit margins.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2001, the combined net indebtedness (net of cash) of the Company was $287.3 million compared to $289.1 million at December 30, 2000. Total commitments by the lenders under the Company's revolving credit facility were $180.0 million at June 30, 2001, of which $131.6 million was outstanding and $15.6 million was available for additional borrowings.

     In May 2001, the Company completed its sale of Winston for approximately $11.3 million, of which $8.5 million was received in cash. In addition, during the six-month period 2001, the Company received approximately $5.1 million in proceeds from the sale of assets of Winston prior to the sale of the subsidiary. In April 2001, the Company received $12.0 million in proceeds from the issuance of 1,333,334 shares of Series C Preferred Stock to certain of its principal stockholders. The Company utilized the net proceeds from these transactions to pay down the outstanding portion of its revolving credit facility. The Company is currently negotiating the sale and leaseback of its owned facilities, which is expected to generate approximately $15.0 million in cash in fourth quarter. The Company intends to use these proceeds to reduce its revolving credit facility. Net working capital at June 30, 2001 totaled $107.6 million, compared to $91.8 million (exclusive of net assets of discontinued operations) at December 30, 2000, an increase of $15.8 million. The increase in working capital from year-end is due to increased business activity during the period resulting in higher receivable balances partially offset by a decrease in inventory levels due to major inventory reduction efforts initiated in the second quarter 2001.

     Effective March 30, 2001, the Company and its lenders amended the revolving credit facility ("Revolver") to, among other things, reduce the aggregate amount of the Revolver from $200.0 million to $180.0 million, amend the financial covenants contained therein, change the rate at which borrowings thereunder bear interest, and require the Company to comply with additional reporting requirements. Borrowings under the Revolver, following these amendments, bear interest, at (i) the Base Rate, as defined, plus the applicable margin or (ii) the Eurodollar Rate, as defined, plus the applicable margin. The applicable margins were increased resulting in an applicable margin of 2.0% for Base Rate loans, and an applicable margin of 3.25% for Eurodollar Rate loans. The applicable margins are subject to performance based step-downs resulting in rates ranging from 0.5% to 2.0% for Base Rate loans and 1.75% to 3.25% for Eurodollar Rate loans, respectively.

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

     The Company anticipates that its principal use of cash going forward will be to meet working capital and debt service requirements and to make capital expenditures (expected to be approximately $2.5 million for the remainder of the year). Based upon current and anticipated levels of operations, the Company believes that its cash flow from operations, together with amounts available under the credit facility, will be adequate to meet its anticipated requirements. There can be no assurance, however, that the Company's business will continue to generate sufficient cash flow from operations in the future to meet these requirements or to service its debt, and the Company may be required to refinance all or a portion of its existing debt, or to obtain additional financing. These increased borrowings may result in higher interest payments. In addition, there can be no assurance that any such refinancing would be possible or that any additional financing could be obtained. The inability to obtain additional financing could have a material adverse effect on the Company.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

     This report contains "forward looking statements," which are statements other than statements of historical facts. These forward-looking statements use phrases such as "expects" or "anticipates". The forward-looking statements include, among other things, the Company's expectations and estimates about its business operations, strategy, and its expectations and estimates about its future financial performance, including its financial position, cash flows from operations, capital expenditures and ability to refinance indebtedness. The forward-looking statements in this Form 10-Q are intended to be subject to the safe harbor protection provided by the federal securities laws.

     The forward-looking statements are subject to risks, uncertainties and assumptions about the Company and about the future, and could prove not to be correct. Cautionary statements describing factors that could cause actual results to differ materially from the Company's expectations are discussed in this report, including in conjunction with the forward-looking statements included in this report. All subsequent written or oral forward-looking statements attributable to the Company or to persons acting on behalf of Heafner are expressly qualified in their entirety by those cautionary statements.

     The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     For the period ended June 30, 2001, the Company did not experience any material changes from the quantitative and qualitative disclosures about market risk presented in the Company's Report on Form 10-K for the fiscal year ended December 30, 2000.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     There have been no material developments in legal proceedings involving the Company since those reported in the Company's Report on Form 10-K for the fiscal year ended December 30, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

          None.

     (b) Reports on Form 8-K

          No report on Form 8-K was filed during the quarter ended June 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2001
                                          HEAFNER TIRE GROUP, INC.

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