Form 10-Q
period 2001-09-29
HEAFNER TIRE GROUP INC
filed 2001-11-13
CIK 1068152

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

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2001

                                               OR

      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 333-61713

                            HEAFNER TIRE GROUP, INC.


           A DELAWARE CORPORATION                    (IRS EMPLOYER IDENTIFICATION NO.)
                                                                56-0754594

                           12200 HERBERT WAYNE COURT
                                   SUITE 150
                       HUNTERSVILLE, NORTH CAROLINA 28078

                                 (704) 992-2000

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of common shares outstanding at November 13, 2001: 5,286,917

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                    PAGE
                                                                                    ----

PART I.           FINANCIAL INFORMATION

  ITEM 1.         Financial Statements
                      Condensed Consolidated Balance Sheets -- September 29, 2001
                        (unaudited) and December 30, 2000.........................    1
                      Condensed Consolidated Statements of Operations
                        (unaudited) -- Quarters and Nine Months Ended September
                        29, 2001 and September 30, 2000...........................    2
                      Condensed Consolidated Statements of Cash Flows
                        (unaudited) -- Nine Months Ended September 29, 2001 and
                        September 30, 2000........................................    3
                      Notes to Condensed Consolidated Financial Statements........    4

  ITEM 2.         Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.........................................   14

  ITEM 3.         Quantitative and Qualitative Disclosures about Market Risk......   18

PART II.          OTHER INFORMATION

  ITEM 1.         Legal Proceedings...............................................   18

  ITEM 6.         Exhibits and Reports on Form 8-K................................   18

                  Signatures......................................................   19

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                            HEAFNER TIRE GROUP, INC.

  CONDENSED CONSOLIDATED BALANCE SHEETS -- SEPTEMBER 29, 2001 AND DECEMBER 30,
                                      2000
                      (in thousands, except share amounts)

                                                              SEPTEMBER 29, 2001   DECEMBER 30, 2000
                                                              ------------------   -----------------
                                                                 (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................       $  5,843            $  3,327
  Accounts receivable, net of allowances of $4,237 and
     $1,877.................................................        117,491             101,828
  Inventories...............................................        153,461             179,825
  Other current assets......................................         26,016              29,176
  Net assets of discontinued operations.....................             --              17,866
                                                                   --------            --------
     Total current assets...................................        302,811             332,022
                                                                   --------            --------
Property and equipment, net.................................         30,641              32,504
Goodwill, net...............................................         95,187             101,070
Other intangible assets, net................................          5,879               8,191
Other assets................................................         37,111              28,992
                                                                   --------            --------
       Total assets.........................................       $471,629            $502,779
                                                                   ========            ========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
  Accounts payable..........................................       $175,778            $191,915
  Accrued expenses..........................................         31,458              28,992
  Current maturities of long-term debt......................          3,643               1,471
                                                                   --------            --------
     Total current liabilities..............................        210,879             222,378
                                                                   --------            --------
Revolving credit facility...................................        126,365             130,020
Long-term debt..............................................        158,413             160,942
Other liabilities...........................................          9,902               9,393
Redeemable preferred stock Series A -- 4% cumulative; 7,000
  shares authorized, issued and outstanding.................          7,000               7,000
Redeemable preferred stock Series B -- variable rate
  cumulative; 4,500 shares authorized, issued and
  outstanding...............................................          4,035               4,035
Redeemable preferred stock Series C -- 12% cumulative;
  1,333,334 shares authorized; 1,333,334 and 0 shares issued
  and outstanding...........................................         12,720                  --
Commitments and contingencies
Stockholders' investment:
  Common stock, par value $.01 per share; 15,000,000 shares
     authorized; 5,286,917 shares issued and outstanding....             53                  53
  Additional paid-in capital................................         23,902              23,981
  Warrants..................................................          1,137               1,137
  Notes receivable from sale of stock.......................           (940)             (1,046)
  Retained deficit..........................................        (81,837)            (55,114)
                                                                   --------            --------
     Total stockholders' investment.........................        (57,685)            (30,989)
                                                                   --------            --------
       Total liabilities and stockholders' investment.......       $471,629            $502,779
                                                                   ========            ========

     The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                            HEAFNER TIRE GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                 (in thousands)

                                             QUARTERS ENDED                           NINE MONTHS ENDED
                                 ---------------------------------------   ---------------------------------------
                                 SEPTEMBER 29, 2001   SEPTEMBER 30, 2000   SEPTEMBER 29, 2001   SEPTEMBER 30, 2000
                                 ------------------   ------------------   ------------------   ------------------
Net sales......................       $293,173             $327,607             $862,805             $810,079
Cost of goods sold.............        241,985              267,224              701,819              664,232
                                      --------             --------             --------             --------
  Gross profit.................         51,188               60,383              160,986              145,847
Selling, general and
  administrative expenses......         51,470               48,694              156,751              122,856
Special charges................          1,223                   --                1,579                   --
                                      --------             --------             --------             --------
  Operating income (loss)......         (1,505)              11,689                2,656               22,991
                                      --------             --------             --------             --------
Other income (expense):
  Interest expense, net........         (6,922)              (6,977)             (21,905)             (18,823)
  Other income.................            303                  618                1,006                1,081
                                      --------             --------             --------             --------
Income (loss) from continuing
  operations before income
  taxes........................         (8,124)               5,330              (18,243)               5,249
Benefit (provision) for income
  taxes........................          4,633               (2,785)               5,436               (3,780)
                                      --------             --------             --------             --------
Income (loss) from continuing
  operations...................         (3,491)               2,545              (12,807)               1,469
Loss from discontinued
  operations, net of income tax
  benefit of $2,127, $514 and
  $5,320.......................             --               (3,189)                (769)              (7,979)
Loss on disposal of
  discontinued operations, net
  of income tax benefit of $838
  and $3,774...................         (1,261)                  --              (12,427)                  --
                                      --------             --------             --------             --------
Net loss.......................       $ (4,752)            $   (644)            $(26,003)            $ (6,510)
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

                            HEAFNER TIRE GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                         NINE MONTHS ENDED
                                                              ---------------------------------------
                                                              SEPTEMBER 29, 2001   SEPTEMBER 30, 2000
                                                              ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................       $(26,003)            $ (6,510)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Loss on disposal of discontinued operations............         12,427                   --
     Loss from discontinued operations......................            769                7,979
     Depreciation and amortization of goodwill and other
       intangibles..........................................         12,999               10,185
     Amortization of other assets...........................            906                  863
     Special charges........................................          1,579                   --
     Other, net.............................................         (5,385)                (310)
  Change in operating assets and liabilities:
     Accounts receivable, net...............................        (15,550)             (25,767)
     Inventories............................................         30,936               (6,452)
     Other current assets...................................          3,067               (2,030)
     Accounts payable and accrued expenses..................        (18,353)              80,056
     Other, net.............................................           (505)                 194
                                                                   --------             --------
       Net cash provided by (used in) continuing operating
          activities........................................         (3,113)              58,208
                                                                   --------             --------
       Net cash used in discontinued operations.............         (4,920)              (7,644)
                                                                   --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of discontinued operations.........          9,285                   --
  Acquisitions, net of cash acquired........................           (885)             (64,377)
  Payments on deferred purchase price of acquired
     business...............................................         (2,495)              (3,450)
  Purchase of property and equipment........................         (5,029)              (7,489)
  Proceeds from sale of property and equipment..............          1,939                1,885
  Other, net................................................            253                  (64)
                                                                   --------             --------
       Net cash provided by (used in) investing
          activities........................................          3,068              (73,495)
                                                                   --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds (repayments) from revolving credit
     facility...............................................         (3,655)              23,977
  Proceeds received from issuance of preferred stock........         12,000                   --
  Principal payments on long-term debt......................           (880)              (1,794)
  Other, net................................................             16               (1,061)
                                                                   --------             --------
       Net cash provided by financing activities............          7,481               21,122
                                                                   --------             --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........          2,516               (1,809)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............          3,327                6,497
                                                                   --------             --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................       $  5,843             $  4,688
                                                                   ========             ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION --
  Cash payments for interest................................       $ 17,097             $ 13,812
                                                                   ========             ========
  Cash payments for taxes...................................       $    437             $     --
                                                                   ========             ========

     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                            HEAFNER TIRE GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 29, 2001

1.  NATURE OF BUSINESS:

     Heafner Tire Group, Inc. and subsidiaries (the "Company") (formerly The J.
H. Heafner Company, Inc.), is a Delaware corporation primarily engaged in the wholesale distribution of tires and tire accessories.

2.  BASIS OF PRESENTATION:

     The unaudited condensed consolidated financial statements have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements reported on Form 10-K for the fiscal year ended December 30, 2000. The results of the operations for the quarter and nine months ended September 29, 2001 are not necessarily indicative of the operating results for the full fiscal year. Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  NEW ACCOUNTING PRONOUNCEMENTS:

     In first quarter 2001, the Company adopted Statement No. 133, as amended by Statement No. 137 and Statement No. 138, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments imbedded in other contracts) be recorded in the balance sheet either as an asset or liability measured at its fair value. This statement requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The adoption of this statement had no material impact on the Company's financial position and results of operations.

     In July 2001, the FASB issued Statement No. 141 "Business Combinations" ("SFAS 141") and Statement No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. This statement also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill. SFAS 142 revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and in the event of an impairment indicator. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. The Company will adopt the provisions of SFAS 142 effective January 1, 2002. The Company expects that adoption of SFAS 142 will increase annual operating income by approximately $7.6 million due to the non-amortization of goodwill. The Company is currently evaluating the impairment provisions of SFAS 142 and has not yet determined the effects, if any, of these changes on the Company's financial position or results of operations.

     In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS 121. However, this Statement retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of

                            HEAFNER TIRE GROUP, INC.

long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This Statement supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of
Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), for the disposal of a segment of a business. However, this Statement retains the requirement of APB 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This Statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a temporarily controlled subsidiary. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company will adopt the provisions effective January 1, 2002. The Company is currently evaluating the provisions of SFAS 144 and has not yet determined the effects, if any, of these changes on the Company's financial position or its results of operations.

4.  INVENTORIES:

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

     During the third quarter 2001, the Company made the decision to exit a majority of its parts product lines carried exclusively in the Western division and held primarily for resale to the Winston retail chain. As a result, the Company has taken a $5.0 million charge on these parts as of September 29, 2001 to reflect the inventory at net realizable value. This charge is included in cost of sales in the accompanying statements of operations.

5.  SHIPPING AND HANDLING COSTS:

     Outbound shipping and handling costs are classified as selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Such expenses totaled $17.8 million and $18.0 million for the quarters ended September 29, 2001 and September 30, 2000, respectively, and $54.2 million and $45.5 million for the nine months ended September 29, 2001 and September 30, 2000, respectively.

6.  DEFERRED INCOME TAXES:

     The Company has deferred tax assets of $43.8 million and $34.6 million at September 29, 2001 and December 30, 2000, respectively. The increase in net deferred tax assets is primarily attributable to net operating loss carryforwards generated from the net loss from continuing operations through September 29, 2001 as well as the loss recognized on the disposal of discontinued operations. Management has evaluated the Company's deferred tax assets and has concluded that the realizability of the deferred tax assets is "more likely than not". Accordingly, no valuation allowance has been provided at September 29, 2001. This evaluation considered the historical and long-term expected profitability of the Company's continuing operations, the sale of the Company's retail segment, which generated the Company's losses in 2000 and 1999, and the expected efficiencies to be gained from efforts initiated in 2001 to streamline operations. Due to current economic conditions and management's view of the continuing economic outlook, current year performance is not expected to result in taxable income and the Company is forecasting a minimal amount of taxable income in 2002. However, given the timing of the reversal of its temporary differences and the expiration date of its net operating loss carryovers, the Company believes that taxable income generated in

                            HEAFNER TIRE GROUP, INC.

future years will be sufficient to utilize the remaining net deferred tax assets. The Company's ability to generate future taxable income is dependent on numerous factors including general economic conditions, the state of the replacement tire market and other factors beyond management's control. Therefore, there can be no assurance that the Company will meet its expectation of future taxable income.

7.  REVOLVING CREDIT FACILITY:

     Effective March 30, 2001, the Company amended its existing loan and security agreement. The amended agreement provides for a senior secured revolving credit facility (the "Revolver") which provides for borrowings in the aggregate principal amount of up to the lesser of $180.0 million or the Borrowing Base, as defined in the agreement, based on 85% of eligible accounts receivable, the lesser of 65% of eligible tire inventory or $100 million and the lesser of 50% of all other eligible inventory or $40 million (of which up to $10 million may be utilized in the form of letters of credit). On November 13, 2001, the Company and its lenders amended the Revolver to revise, among other things, certain financial covenants contained therein, including covenant minimums required as of September 29, 2001. The amendment also revises certain components of the definition of Borrowing Base, including reducing limitations on availability for certain types of inventory. A nonrefundable fee of approximately $0.5 million was charged in connection with this amendment. As of November 13, 2001, the Company's financial measures were in excess of the minimums required, as amended, and management expects that such amounts will remain above the minimums for the foreseeable future.

     The Revolver term expires in March 2005, extendable by the Company and the banks for an additional five years. Borrowings under the Revolver bear interest, at (i) the Base Rate, as defined, plus the applicable margin (2.0% as of September 29, 2001) or (ii) the Eurodollar Rate, as defined, plus the applicable margin (3.25% as of September 29, 2001). The applicable margins were increased with the March 30, 2001 amendment, resulting in an applicable margin of 2.0% for Base Rate loans, and an applicable margin of 3.25% for Eurodollar Rate loans. The applicable margins are subject to performance based step-downs resulting in margins ranging from 0.50% to 2.0% for Base Rate loans and 1.75% to 3.25% for Eurodollar Rate loans, respectively. At September 29, 2001, the maximum loan amount available under the existing credit facility was $144.3 million of which $126.4 million was outstanding. The revision to the definition of Borrowing Base at November 13, 2001, would not have impacted the maximum loan availability at September 29, 2001.

     The Revolver, as amended, requires the Company to meet certain financial requirements, including minimum EBITDA, fixed charge coverage and tangible capital funds, all as defined, and minimum loan availability and certain covenants which, among other things, restrict the ability of the Company to incur additional indebtedness; enter into guarantees; make loans and investments; make capital expenditures; declare dividends; engage in mergers, consolidations and asset sales; enter into transactions with affiliates; create liens and encumbrances; enter into sale/leaseback transactions; modify material agreements; and change the business it conducts. The Company's obligations under the Revolver are secured by all inventories and accounts receivable.

8.  DISCONTINUED OPERATIONS:

     Effective May 15, 2001, the Company completed a transaction pursuant to a Stock Purchase Agreement to sell all the capital stock in Winston Tire Company ("Winston") to Performance Management, Inc. for a purchase price of approximately $10.0 million, of which the remaining balance of $2.8 million is payable May 15, 2002. In addition, the Company has executed a Supply Contract with Winston as secondary supplier, as well as a Limited License Agreement.

     The Company has accounted for the financial results and net assets of Winston as a discontinued operation. Accordingly, previously reported financial results for the prior year have been restated to reflect this

                            HEAFNER TIRE GROUP, INC.

treatment. Winston incurred operating losses subsequent to the January 26, 2001 measurement date through the date of sale which were charged to the Company's existing reserve for discontinued operations.

     In the third quarter 2001, the Company recorded an additional loss on disposal of discontinued operations of approximately $1.3 million, net of income tax benefit of $0.8 million, for a cumulative net loss on sale of $13.6 million, of which $12.4 million was recognized in 2001. On August 15, 2001, all outstanding claims relative to the sale were settled with the buyer. The additional loss recorded in the third quarter results primarily from agreements made as part of this settlement and revisions to earlier estimates of future lease obligations in light of current economic conditions. The additional net loss of $11.2 million recorded in second quarter 2001 results primarily from differences in assumptions made relative to the working capital of Winston as of the sale date as well as additional liabilities assumed as part of the transaction not contemplated at the time of the estimate made in the fourth quarter 2000.

     Net sales for discontinued operations were $12.8 million through the January 26, 2001 measurement date and $136.8 million for the nine months ended September 30, 2000. Net sales from continuing operations for the quarter ended September 30, 2000 include approximately $17.3 million of intersegment sales to Winston that have not been eliminated in the accompanying statement of operations. For the nine months ended September 29, 2001 and September 30, 2000, such intersegment sales totaled $15.8 million and $47.4 million, respectively.

9.  STOCKHOLDERS' INVESTMENT:

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

10.  COMMITMENTS AND CONTINGENCIES:

     See "PART II -- OTHER INFORMATION, Item 1. Legal Proceedings."

     The Company is party to various lawsuits and claims, including purported class actions, arising in the normal course of business. In the opinion of management, these lawsuits and claims are not, singularly or in the aggregate, material to the Company's financial position or results of operations.

11.  SUBSEQUENT EVENT:

     On October 12, 2001, the T.O. Haas Holding Co., Inc. and T.O. Haas Tire Company, Inc. (collectively "Haas") (wholly-owned subsidiaries of the Company) entered into an Asset Purchase Agreement with T.O. Haas, LLC ("Haas LLC") for the sale of certain assets. The total purchase price is approximately $5.4 million, subject to adjustment, of which the Company received approximately $2.4 million in cash at closing. Haas LLC was formed by, among others, one of the executives of Haas. A portion of the purchase price for the Company's acquisition of Haas in second quarter 2000 is payable to this executive in the form of noncompete and stayput payments. In connection with the sale, such noncompete payments in the amount of

                            HEAFNER TIRE GROUP, INC.

$2.4 million ($1.2 million net of income taxes) were accelerated and such liability was satisfied as a reduction of the purchase price. Approximately $1.0 million of the purchase price is payable in the form of a promissory note (the "Note") due in two equal annual installments, with first such payment due January 2, 2002. The Note bears interest at 6%. Stayput payments due to the executive of $1.6 million were accelerated to coincide with the schedule of payments due under the Note. Liabilities assumed by the buyer totaled $0.7 million, reflecting the remainder of the purchase price. Based on the terms of this sale, the Company has analyzed the recoverability of these assets and the related goodwill and has determined that no impairment exists as of September 29, 2001.

12.  SUBSIDIARY GUARANTOR FINANCIAL INFORMATION:

     The Company's Senior Notes are guaranteed on a full, unconditional and joint and several basis by all of the Company's direct subsidiaries, each of which is wholly-owned. The condensed consolidating financial information for the Company is as follows (in thousands):

                            HEAFNER TIRE GROUP, INC.

     Condensed consolidated balance sheets as of September 29, 2001 and December 30, 2000, are as follows:

                                                                  AS OF SEPTEMBER 29, 2001
                                                     ---------------------------------------------------
                                                      PARENT    SUBSIDIARY
                                                     COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                     --------   ----------   ------------   ------------
ASSETS
Current assets:
     Cash and cash equivalents.....................  $  4,005    $  1,838     $      --       $  5,843
     Accounts receivable, net......................    80,827      36,664            --        117,491
     Inventories...................................    94,374      59,087            --        153,461
     Other current assets..........................    20,294       5,722            --         26,016
     Intercompany receivables......................    68,466          --       (68,466)            --
                                                     --------    --------     ---------       --------
          Total current assets.....................   267,966     103,311       (68,466)       302,811
                                                     --------    --------     ---------       --------
Property and equipment, net........................    20,114      10,527            --         30,641
Goodwill and other intangible assets, net..........    51,411      49,655            --        101,066
Investment in subsidiaries.........................    68,099          --       (68,099)            --
Other assets.......................................    35,094       2,017            --         37,111
                                                     --------    --------     ---------       --------
          Total assets.............................  $442,684    $165,510     $(136,565)      $471,629
                                                     ========    ========     =========       ========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
     Accounts payable..............................  $155,999    $ 19,779     $      --       $175,778
     Accrued expenses..............................    27,093       4,365            --         31,458
     Current maturities of long-term debt..........     2,424       1,219            --          3,643
     Intercompany payables.........................        --      68,466       (68,466)            --
                                                     --------    --------     ---------       --------
          Total current liabilities................   185,516      93,829       (68,466)       210,879
                                                     --------    --------     ---------       --------
Revolving credit facility..........................   126,365          --            --        126,365
Long-term debt.....................................   156,172       2,241            --        158,413
Other liabilities..................................     8,561       1,341            --          9,902
Redeemable preferred stock Series A -- 4%
  cumulative; 7,000 shares authorized, issued and
  outstanding......................................     7,000          --            --          7,000
Redeemable preferred stock Series B -- variable
  rate cumulative; 4,500 shares authorized, issued
  and outstanding..................................     4,035          --            --          4,035
Redeemable preferred stock Series C -- 12%
  cumulative; 1,333,334 shares authorized, issued
  and outstanding..................................    12,720          --            --         12,720
Stockholders' investment:
     Intercompany investment.......................        --      76,633       (76,633)            --
     Common stock, par value $.01 per share;
       15,000,000 shares authorized; 5,286,917
       shares issued and outstanding...............        53          --            --             53
     Additional paid-in capital....................    23,902          --            --         23,902
     Warrants......................................     1,137          --            --          1,137
     Notes receivable from sale of stock...........      (940)         --            --           (940)
     Retained deficit..............................   (81,837)     (8,534)        8,534        (81,837)
                                                     --------    --------     ---------       --------
          Total stockholders' investment...........   (57,685)     68,099       (68,099)       (57,685)
                                                     --------    --------     ---------       --------
                    Total liabilities and
                      stockholder's investment.....  $442,684    $165,510     $(136,565)      $471,629
                                                     ========    ========     =========       ========

                            HEAFNER TIRE GROUP, INC.

                                                                  AS OF DECEMBER 30, 2000
                                                     --------------------------------------------------
                                                      PARENT    SUBSIDIARY
                                                     COMPANY    GUARANTORS   ELIMINATION   CONSOLIDATED
                                                     --------   ----------   -----------   ------------
ASSETS
Current assets:
  Cash and cash equivalents........................  $  3,518    $   (191)    $      --      $  3,327
  Accounts receivable, net.........................    74,682      27,146            --       101,828
  Inventories......................................   109,841      69,984            --       179,825
  Other current assets.............................    20,140       9,036            --        29,176
  Intercompany receivables.........................   197,848          --      (197,848)           --
  Net assets of discontinued operations............        --      17,866            --        17,866
                                                     --------    --------     ---------      --------
          Total current assets.....................   406,029     123,841      (197,848)      332,022
                                                     --------    --------     ---------      --------
Property and equipment, net........................    21,555      10,949            --        32,504
Goodwill and other intangible assets, net..........    54,523      54,738            --       109,261
Investment in subsidiaries.........................    73,985          --       (73,985)           --
Other assets.......................................    26,563       2,429            --        28,992
                                                     --------    --------     ---------      --------
          Total assets.............................  $582,655    $191,957     $(271,833)     $502,779
                                                     ========    ========     =========      ========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
  Accounts payable.................................  $132,721    $ 59,194     $      --      $191,915
  Accrued expenses.................................    25,019       3,973            --        28,992
  Current maturities of long-term debt.............       289       1,182            --         1,471
  Intercompany payables............................   148,980      48,868      (197,848)           --
                                                     --------    --------     ---------      --------
          Total current liabilities................   307,009     113,217      (197,848)      222,378
                                                     --------    --------     ---------      --------
Revolving credit facility..........................   130,020          --            --       130,020
Long-term debt.....................................   156,871       4,071            --       160,942
Other liabilities..................................     8,709         684            --         9,393
Redeemable preferred stock series A -- 4%
  cumulative; 7,000 shares authorized, issued and
  outstanding......................................     7,000          --            --         7,000
Redeemable preferred stock series B -- variable
  rate cumulative; 4,500 shares authorized, issued
  and outstanding..................................     4,035          --            --         4,035
Stockholders' investment:
  Intercompany investment..........................        --     124,343      (124,343)           --
  Common stock, par value $.01 per share;
     15,000,000 shares authorized; 5,286,917 shares
     issued and outstanding........................        53          --            --            53
  Additional paid-in capital.......................    23,981          --            --        23,981
  Warrants.........................................     1,137          --            --         1,137
  Notes receivable from sale of stock..............    (1,046)         --            --        (1,046)
  Retained deficit.................................   (55,114)    (50,358)       50,358       (55,114)
                                                     --------    --------     ---------      --------
          Total stockholders' investment...........   (30,989)     73,985       (73,985)      (30,989)
                                                     --------    --------     ---------      --------
                    Total liabilities and
                      stockholder's investment.....  $582,655    $191,957     $(271,833)     $502,779
                                                     ========    ========     =========      ========

                            HEAFNER TIRE GROUP, INC.

     Condensed consolidated statements of operations for the nine months ended September 29, 2001 and September 29, 2000 are as follows:

                                                               FOR THE NINE MONTHS ENDED
                                                                   SEPTEMBER 29, 2001
                                                   --------------------------------------------------
                                                    PARENT    SUBSIDIARY
                                                   COMPANY    GUARANTORS   ELIMINATION   CONSOLIDATED
                                                   --------   ----------   -----------   ------------
Net sales........................................  $592,657    $270,148      $   --        $862,805
Cost of goods sold...............................   480,394     221,425          --         701,819
                                                   --------    --------      ------        --------
  Gross profit...................................   112,263      48,723          --         160,986
Selling, general and administrative expenses.....    98,148      60,182          --         158,330
                                                   --------    --------      ------        --------
  Operating income (loss)........................    14,115     (11,459)         --           2,656
Other income (expense):
  Interest expense, net..........................   (21,752)       (153)         --         (21,905)
  Other income, net..............................       409         597          --           1,006
  Equity in loss of subsidiaries.................    (8,502)         --       8,502              --
                                                   --------    --------      ------        --------
Loss from continuing operations before income
  taxes..........................................   (15,730)    (11,015)      8,502         (18,243)
Benefit for income taxes.........................     2,154       3,282          --           5,436
                                                   --------    --------      ------        --------
Loss from continuing operations..................   (13,576)     (7,733)      8,502         (12,807)
Loss from discontinued operations................        --        (769)         --            (769)
Loss on disposal of discontinued operations......   (12,427)         --          --         (12,427)
                                                   --------    --------      ------        --------
Net loss.........................................  $(26,003)   $ (8,502)     $8,502        $(26,003)
                                                   ========    ========      ======        ========

                                                               FOR THE NINE MONTHS ENDED
                                                                   SEPTEMBER 30, 2000
                                                   --------------------------------------------------
                                                    PARENT    SUBSIDIARY
                                                   COMPANY    GUARANTORS   ELIMINATION   CONSOLIDATED
                                                   --------   ----------   -----------   ------------
Net sales........................................  $557,672    $252,407      $   --        $810,079
Cost of goods sold...............................   458,167     206,065          --         664,232
                                                   --------    --------      ------        --------
  Gross profit...................................    99,505      46,342          --         145,847
Selling, general and administrative expenses.....    80,187      42,669          --         122,856
                                                   --------    --------      ------        --------
  Operating income...............................    19,318       3,673          --          22,991
Other income (expense):
  Interest expense, net..........................   (18,557)       (266)         --         (18,823)
  Other income, net..............................       920         161          --           1,081
  Equity in loss of subsidiaries.................    (5,800)         --       5,800              --
                                                   --------    --------      ------        --------
Income (loss) from continuing operations before
  income taxes...................................    (4,119)      3,568       5,800           5,249
Provision for income taxes.......................    (2,391)     (1,389)         --          (3,780)
                                                   --------    --------      ------        --------
Income (loss) from continuing operations.........    (6,510)      2,179       5,800           1,469
Loss from discontinued operations................        --      (7,979)         --          (7,979)
                                                   --------    --------      ------        --------
Net loss.........................................  $ (6,510)   $ (5,800)     $5,800        $ (6,510)
                                                   ========    ========      ======        ========

                            HEAFNER TIRE GROUP, INC.

     Condensed consolidated statements of cash flows for the nine months ended September 29, 2001 and September 30, 2000 are as follows:

                                                                  FOR THE NINE MONTHS ENDED
                                                                      SEPTEMBER 29, 2001
                                                      --------------------------------------------------
                                                       PARENT    SUBSIDIARY
                                                      COMPANY    GUARANTORS   ELIMINATION   CONSOLIDATED
                                                      --------   ----------   -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss............................................  $(26,003)   $(8,502)      $ 8,502       $(26,003)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Loss on disposal of discontinued operations.......    12,427         --            --         12,427
  Loss from discontinued operations.................        --        769            --            769
  Depreciation and amortization of goodwill, other
     intangibles and other assets...................     7,434      6,471            --         13,905
  Special charges...................................       567      1,012            --          1,579
  Other.............................................    (5,481)        96            --         (5,385)
  Equity in loss of subsidiaries....................     8,502         --        (8,502)            --
Changes in operating assets and liabilities:
  Accounts receivable, net..........................    (6,032)    (9,518)           --        (15,550)
  Inventories.......................................    19,232     11,704            --         30,936
  Other current assets..............................     2,268        799            --          3,067
  Accounts payable and accrued expense..............   (30,268)    11,915            --        (18,353)
  Other.............................................      (395)      (110)           --           (505)
                                                      --------    -------       -------       --------
     Net cash provided by (used in) continuing
       operations...................................   (17,749)    14,636            --         (3,113)
                                                      --------    -------       -------       --------
     Net cash used in discontinued operations.......        --     (4,920)           --         (4,920)
                                                      --------    -------       -------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from disposition of discontinued
  operations........................................     9,285         --            --          9,285
Acquisitions, net of cash acquired..................      (885)        --            --           (885)
Payments on deferred purchase price of acquired
  business..........................................    (2,495)        --            --         (2,495)
Purchase of property and equipment..................    (3,229)    (1,800)           --         (5,029)
Proceeds from sale of property and equipment........     1,805        134            --          1,939
Other, net..........................................       253         --            --            253
Intercompany........................................     5,392     (5,392)           --             --
                                                      --------    -------       -------       --------
     Net cash provided by (used in) investing
       activities...................................    10,126     (7,058)           --          3,068
                                                      --------    -------       -------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of revolving credit facility.........    (3,655)        --            --         (3,655)
Proceeds received from issuance of preferred
  stock.............................................    12,000         --            --         12,000
Principal payments on long-term debt................      (250)      (630)           --           (880)
Other...............................................        15          1            --             16
                                                      --------    -------       -------       --------
     Net cash provided by (used in) financing
       activities...................................     8,110       (629)           --          7,481
                                                      --------    -------       -------       --------
Net increase in cash and cash equivalents...........       487      2,029            --          2,516
Cash and cash equivalents, beginning of period......     3,518       (191)           --          3,327
                                                      --------    -------       -------       --------
Cash and cash equivalents, end of period............  $  4,005    $ 1,838       $    --       $  5,843
                                                      ========    =======       =======       ========

                            HEAFNER TIRE GROUP, INC.

                                                                  FOR THE NINE MONTHS ENDED
                                                                      SEPTEMBER 30, 2000
                                                      --------------------------------------------------
                                                       PARENT    SUBSIDIARY
                                                      COMPANY    GUARANTORS   ELIMINATION   CONSOLIDATED
                                                      --------   ----------   -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss............................................  $ (6,510)   $(5,800)      $ 5,800       $ (6,510)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Loss from discontinued operations.................        --      7,979            --          7,979
  Depreciation and amortization of goodwill, other
     intangibles and other assets...................     5,761      5,287            --         11,048
  Other.............................................      (313)         3            --           (310)
  Equity in loss of subsidiaries....................     5,800         --        (5,800)            --
Changes in operating assets and liabilities:
  Accounts receivable, net..........................   (14,352)   (11,415)           --        (25,767)
  Inventories.......................................    (2,764)    (3,688)           --         (6,452)
  Other current assets..............................       136     (2,166)           --         (2,030)
  Accounts payable and accrued expense..............    53,880     26,176            --         80,056
  Other.............................................       170         24            --            194
                                                      --------    -------       -------       --------
     Net cash provided by continuing operations.....    41,808     16,400            --         58,208
                                                      --------    -------       -------       --------
     Net cash used in discontinued operations.......        --     (7,644)           --         (7,644)
                                                      --------    -------       -------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired..................   (64,259)      (118)           --        (64,377)
Payments on deferred purchase price of acquired
  business..........................................    (3,247)      (203)           --         (3,450)
Purchase of property and equipment..................    (2,416)    (5,073)           --         (7,489)
Proceeds from sale of property and equipment........     1,389        496            --          1,885
Other, net..........................................      (117)        53            --            (64)
Intercompany........................................     3,000     (3,000)           --             --
                                                      --------    -------       -------       --------
     Net cash used in investing activities..........   (65,650)    (7,845)           --        (73,495)
                                                      --------    -------       -------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds of revolving credit facility...........    23,977         --            --         23,977
Principal payments on long-term debt................      (213)    (1,581)           --         (1,794)
Other...............................................      (827)      (234)           --         (1,061)
                                                      --------    -------       -------       --------
     Net cash provided by (used in) financing
       activities...................................    22,937     (1,815)           --         21,122
                                                      --------    -------       -------       --------
Net decrease in cash and cash equivalents...........      (905)      (904)           --         (1,809)
Cash and cash equivalents, beginning of period......     3,820      2,677            --          6,497
                                                      --------    -------       -------       --------
Cash and cash equivalents, end of period............  $  2,915    $ 1,773       $    --       $  4,688
                                                      ========    =======       =======       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of the results of operations, financial condition and liquidity of the Company should be read in conjunction with the financial statements and related notes included in this report.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 29, 2001 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2000

     Consolidated net sales in the third quarter 2001 decreased by $34.4 million, or 10.5%, from the third quarter 2000. The decrease is attributable primarily to weaker consumer demand in 2001 versus 2000 as well as the sale of Winston Tire Company ("Winston") in second quarter 2001, offset by an increase due to the acquisition of American Tire Distributors ("ATD") in third quarter 2000. Weaker consumer demand in the current quarter is attributable to a slower economy creating a more competitive environment. Additionally, business declined significantly immediately following the events of September 11, 2001 and did not return to expected levels by the end of the period. Third quarter 2000 results were also aided by the effects of the recall of certain Firestone brand tires which heightened consumer awareness of tire safety issues. Units of replacement passenger and light truck tires shipped for the industry were down approximately 3% for the third quarter 2001 versus third quarter 2000. Sales for third quarter 2000 also included $17.3 million of sales to Winston. Due to the sale of Winston as of May 15, 2001, no such sales are included in third quarter 2001, which constitutes a 5.3% decrease in total sales from prior year.

     Gross profit decreased by $9.2 million, or 15.2%, from the third quarter 2000 due to the decrease in sales discussed above, combined with a decrease in gross profit as a percentage of sales to 17.5% in the third quarter 2001 compared to 18.4% in the third quarter 2000. Margin for the third quarter 2001 includes a $5.0 million charge for inventory impairments primarily resulting from a management decision to exit the majority of it parts product lines in the Western division. Excluding this charge, margin for the quarter increased to 19.2% from prior year quarter. Margin increases of approximately 0.6% are the result of the inclusion of $17.3 million sales to Winston in the third quarter 2000, which carried lower margins, and no such sales included in the current quarter.

     Selling, general and administrative expenses increased by $2.8 million in the third quarter 2001 representing 17.6% as a percentage of sales compared to 14.9% in the third quarter 2000. The increase in operating expenses is primarily due to the inclusion of three months of ATD in the current quarter versus two months in prior year as well as additional charges taken in the current quarter related to certain doubtful accounts. Increased operating expenses as a percent of sales were principally a result of a decline in sales supporting comparable fixed costs as well as the additional charges referred to above.

     During the current quarter the Company has recorded special charges of $1.2 million primarily relating to the closure of certain of its facilities in the Western region as a result of warehouse consolidations initiated to streamline operations. The majority of these charges relates to estimated future rentals on the closed facilities.

     Interest expense remained relatively flat from prior year at $6.9 million in third quarter 2001 versus $7.0 million in 2000 due to higher borrowings on the revolving credit facility resulting from the acquisition of ATD during the third quarter 2000 offset entirely by a decline in average interest rates.

     The income tax benefit in the third quarter 2001 was $4.6 million compared to a provision of $2.8 million for the same quarter in 2000. The difference between the statutory tax rate and the effective tax rate is primarily due to non-deductible goodwill amortization.

     EBITDA from continuing operations, excluding the special charges, decreased from $16.2 million for the third quarter 2000 to $4.3 million for third quarter 2001. The decrease is primarily due to the parts-related charge of $5.0 million and increased operating expenses as a percentage of sales offset by the effects of increased gross profit margins (excluding the parts-related charge).

     In the current quarter, the Company has recorded an additional loss on disposal of discontinued operations of approximately $1.3 million, net of income tax benefit of $0.8 million, for a cumulative net loss on sale of $13.6 million, of which $12.4 million was recognized in 2001. On August 15, 2001, all outstanding claims relative to the sale were settled with the buyer. The additional loss results primarily from agreements made as part of this settlement and revisions to earlier estimates of future lease obligations in light of current economic conditions.

NINE MONTHS ENDED SEPTEMBER 29, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

     Consolidated net sales increased by $52.7 million, or 6.5%, from the nine-month period 2000. The inclusion of nine months of sales for T.O. Haas Holding Co. ("Haas") in the current period versus four months in prior year period accounted for approximately a $55.0 million increase. The increase attributable to the inclusion of nine months of sales for ATD included in the current period versus two months sales included in the prior year period cannot be determined due to the merger of these results into the Company's existing operations. These increases are partially offset by a decline in sales to Winston due to the sale of Winston as of May 15, 2001 and the closing of certain Winston locations prior to the sale. Sales for the nine-month period 2001 included $15.8 million of such sales versus $47.4 million included in the nine-month period 2000 which constitutes a 3.9% decrease in total sales from prior year. The remaining offsetting decrease is attributable to a decline in sales in the third quarter as discussed above. Units of replacement passenger and light truck tires shipped for the industry were down approximately 3% in the nine-month period 2001 compared to the nine-month period 2000.

     Gross profit increased by $15.1 million, or 10.4%, from the nine-month period 2000. Excluding the impact of the $5.0 million charge taken in third quarter 2001 as discussed above, gross profit as a percentage of sales increased to 19.2% in the nine-month period 2001 compared to 18.0% in the nine-month period of 2000. Margin increases are primarily the result of improved product mix, price increases effected in the second quarter and the negotiation of improved programs with vendors. Margin increases of 0.4% are a result of a decline in intersegment sales to Winston prior to the sale of the subsidiary, which carried lower margins.

     Selling, general and administrative expenses increased by $33.9 million in the nine-month period 2001 representing 18.2% as a percentage of sales compared to 15.2% in 2000. Increased operating expenses were primarily a direct result of the acquisitions in 2000, one-time severance payments of $1.8 million and increased expense for certain doubtful accounts. Such expenses increased as a percent of sales primarily due to severance payments, a decline in sales for which corresponding fixed cost savings were not realized, as well as the acquisition of Haas, which due to its smaller distribution centers, carries a higher labor to sales ratio than other divisions of the Company.

     For the nine-month period 2001, the Company has recorded special charges of $1.6 million primarily relating to the closure of certain of its facilities in the Western region as a result of warehouse consolidations initiated to streamline operations as well as the relocation of the Company's corporate office. The majority of these charges relate to estimated future rentals on the closed facilities.

     Interest expense increased in the nine-month period 2001 by $3.1 million to $21.9 million due to higher borrowings on the revolving credit facility primarily resulting from the acquisitions of Haas and ATD which occurred in the second and third quarters of 2000. Interest rates remained relatively constant through the first six months of 2001 compared to prior year, with a decline experienced in third quarter 2001.

     The income tax benefit in the nine-month period 2001 was $5.4 million compared to an income tax provision of $3.8 million for the same period in 2000. The difference between the statutory tax rate and the effective tax rate is primarily due to non-deductible goodwill amortization.

     In the third quarter 2001, the Company recorded an additional loss on disposal of discontinued operations of approximately $1.3 million, net of income tax benefit of $0.8 million, for a cumulative net loss on sale of $13.6 million, of which $12.4 million was recognized in 2001. On August 15, 2001, all outstanding claims relative to the sale were settled with the buyer. The additional loss recorded in the third quarter results primarily from agreements made as part of this settlement and revisions to earlier estimates of future lease obligations in light of current economic conditions. The additional net loss of $11.2 million recorded in second quarter 2001 results primarily from differences from in assumptions made relative to the working capital of

Winston as of the sale date as well as additional liabilities assumed as part of the transaction not contemplated at the time of the estimate made in the fourth quarter 2000.

     EBITDA from continuing operations, excluding the special charges, decreased $16.0 million to $18.2 million in the nine-month period 2001 compared to $34.3 million in the nine-month period 2000. This decrease is primarily due to the $5.0 million parts-related charge taken in the third quarter 2001, higher selling, general and administrative expenses, which include $1.8 million of one-time severance payments to former executives of the Company, partially offset by an increase in gross profit margins (excluding the parts-related charge).

LIQUIDITY AND CAPITAL RESOURCES

     At September 29, 2001, the combined net indebtedness (net of cash) of the Company was $282.6 million compared to $289.1 million at December 30, 2000. Total commitments by the lenders under the Company's revolving credit facility were $180.0 million at September 29, 2001, of which $126.4 million was outstanding and $17.9 million was available for additional borrowings.

     In May 2001, the Company completed its sale of Winston for approximately $10.0 million, of which $8.5 million was received in cash. In addition, during the nine-month period 2001, the Company received approximately $5.1 million in proceeds from the sale of assets of Winston prior to the sale of the subsidiary. The Company anticipates cash requirements of approximately $0.3 million for fourth quarter 2001 and $2.5 million subsequent to 2001 for lease obligations on discontinued operations. In April 2001, the Company received $12.0 million in proceeds from the issuance of 1,333,334 shares of Series C Preferred Stock to certain of its principal stockholders. The Company utilized the net proceeds from these transactions to pay down the outstanding portion of its revolving credit facility. The Company is currently negotiating the sale and leaseback of certain of its owned facilities, which is expected to generate approximately $15.4 million in cash in the fourth quarter 2001. The Company intends to use these proceeds to reduce its revolving credit facility. Net working capital at September 29, 2001 totaled $91.9 million, compared to $91.8 million (exclusive of net assets of discontinued operations) at December 30, 2000. Higher receivable balances due to increased business activity and lower payables balances as a result of inventory reduction efforts initiated in second quarter 2001 are virtually offset by the substantial decrease in inventory levels.

     Effective March 30, 2001, the Company amended its existing loan and security agreement. The amended agreement provides for a senior secured revolving credit facility (the "Revolver") which provides for borrowings in the aggregate principal amount of up to the lesser of $180.0 million or the Borrowing Base, as defined in the agreement, based on 85% of eligible accounts receivable, the lesser of 65% of eligible tire inventory or $100 million and the lesser of 50% of all other eligible inventory or $40 million (of which up to $10 million may be utilized in the form of letters of credit). On November 13, 2001, the Company and its lenders amended the Revolver to revise, among other things, certain financial covenants contained therein, including covenant minimums required as of September 29, 2001. The amendment also revises certain components of the definitions of Borrowing Base, including reducing limitations on availability for certain types of inventory. A nonrefundable fee of approximately $0.5 million was charged in connection with this amendment. As of November 13, 2001, the Company's financial measures were in excess of the minimums required, as amended, and management expects that such amounts will remain above the minimums for the foreseeable future.

     The Revolver term expires in March 2005, extendable by the Company and the banks for an additional five years. Borrowings under the Revolver bear interest, at (i) the Base Rate, as defined, plus the applicable margin (2.0% as of September 29, 2001) or (ii) the Eurodollar Rate, as defined, plus the applicable margin (3.25% as of September 29, 2001). The applicable margins were increased with the March 30, 2001 amendment, resulting in an applicable margin of 2.0% for Base Rate loans, and an applicable margin of 3.25% for Eurodollar Rate loans. The applicable margins are subject to performance based step-downs resulting in margins ranging from 0.50% to 2.0% for Base Rate loans and 1.75% to 3.25% for Eurodollar Rate loans, respectively. At September 29, 2001, the maximum loan amount available under the existing credit facility was $144.3 million of which $126.4 million was outstanding. The revision to the definition of the Borrowing Base at November 13, 2001, would not have impacted the maximum loan availability at September 29, 2001.

     The Revolver, as amended, requires the Company to meet certain financial requirements, including minimum EBITDA, fixed charge coverage and tangible capital funds, all as defined, and minimum loan availability and certain covenants which, among other things, restrict the ability of the Company to incur additional indebtedness; enter into guarantees; make loans and investments; make capital expenditures; declare dividends; engage in mergers, consolidations and asset sales; enter into transactions with affiliates; create liens and encumbrances; enter into sale/leaseback transactions; modify material agreements; and change the business it conducts. The Company's obligations under the Revolver are secured by all inventories and accounts receivable.

     The Company anticipates that its principal use of cash going forward will be to meet working capital and debt service requirements and to make capital expenditures (expected to be approximately $1.8 million for the remainder of the year). Based upon current and anticipated levels of operations, the Company believes that its cash flow from operations, together with amounts available under the credit facility, will be adequate to meet its anticipated requirements. There can be no assurance, however, that the Company's business will continue to generate sufficient cash flow from operations in the future to meet these requirements or to service its debt, and the Company may be required to refinance all or a portion of its existing debt, or to obtain additional financing. These increased borrowings may result in higher interest payments. In addition, there can be no assurance that any such refinancing would be possible or that any additional financing could be obtained. The inability to obtain additional financing could have a material adverse effect on the Company.

INCOME TAXES

     The Company has deferred tax assets of $43.8 million and $34.6 million at September 29, 2001 and December 30, 2000, respectively. The increase in net deferred tax assets is primarily attributable to net operating loss carryforwards generated from the net loss from continuing operations through September 29, 2001 as well as the loss recognized on the disposal of discontinued operations. Management has evaluated the Company's deferred tax assets and has concluded that the realizability of the deferred tax assets is "more likely than not". Accordingly, no valuation allowance has been provided at September 29, 2001. This evaluation considered the historical and long-term expected profitability of the Company's continuing operations, the sale of the Company's retail segment, which generated the Company's losses in 2000 and 1999, and the expected efficiencies to be gained from efforts initiated in 2001 to streamline operations. Due to current economic conditions and management's view of the continuing economic outlook, current year performance is not expected to result in taxable income and the Company is forecasting a minimal amount of taxable income in 2002. However, given the timing of the reversal of its temporary differences and the expiration date of its net operating loss carryovers, the Company believes that taxable income generated in future years will be sufficient to utilize the remaining net deferred tax assets. The Company's ability to generate future taxable income is dependent on numerous factors including general economic conditions, the state of the replacement tire market and other factors beyond management's control. Therefore, there can be no assurance that the Company will meet its expectation of future taxable income.

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

     The forward-looking statements are subject to risks, uncertainties and assumptions about the Company and about the future, and could prove not to be correct. Cautionary statements describing factors that could cause actual results to differ materially from the Company's expectations are discussed in this report, including in conjunction with the forward-looking statements included in this report. All subsequent written or oral forward-looking statements attributable to the Company or to persons acting on behalf of the Company are expressly qualified in their entirety by those cautionary statements.

     The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     For the period ended September 29, 2001, the Company did not experience any material changes from the quantitative and qualitative disclosures about market risk presented in the Company's Report on Form 10-K for the fiscal year ended December 30, 2000.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     There have been no material developments in legal proceedings involving the Company since those reported in the Company's Report on Form 10-K for the fiscal year ended December 30, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

          10.1 Amendment No. 6 to Second Amended and Restated Loan and Security Agreement.

     (b) Reports on Form 8-K

          No report on Form 8-K was filed during the quarter ended September 29, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2001
                                          HEAFNER TIRE GROUP, INC.

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