Form 10-K405
period 2001-12-29
HEAFNER TIRE GROUP INC
filed 2002-03-26
CIK 1068152

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO____________

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

                      12200 HERBERT WAYNE COURT, SUITE 150
                       HUNTERSVILLE, NORTH CAROLINA 28078
         (Address, including zip code, of principal executive offices)

                                 (704) 992-2000
              (Registrant's telephone number, including area code)

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

     Number of common shares outstanding at March 15, 2002: 5,126,917
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
ITEM 1.   Description of Business.....................................    1
ITEM 2.   Description of Properties...................................    5
ITEM 3.   Legal Proceedings...........................................    5
ITEM 4.   Submission of Matters to a Vote of Security Holders.........    5

                                  PART II
ITEM 5.   Market for Registrant's Common Stock and Related Security
          Holder Matters..............................................    5
ITEM 6.   Selected Financial Data.....................................    5
ITEM 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    7
ITEM 7A.  Quantitative and Qualitative Disclosure About Market Risk...   12
ITEM 8.   Financial Statements and Supplementary Data.................   13
ITEM 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   42

                                  PART III
ITEM 10.  Directors and Executive Officers of the Registrant..........   42
ITEM 11.  Executive Compensation......................................   45
ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   50
ITEM 13.  Certain Relationships and Related Transactions..............   51

                                  PART IV
ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   54
          Signatures..................................................   59

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

     Heafner Tire Group, Inc. (formerly The J.H. Heafner Company, Inc.) (together with its subsidiaries, "Heafner" or the "Company"), is one of the largest independent suppliers of tires to the replacement tire market in the United States. Heafner operates 65 distribution centers servicing all or parts of 35 states. Through this distribution network, the Company supplied approximately 16 million tires in 2001 and currently serves an average of 35,000 customers each month. In addition to its tire sales, Heafner is a significant independent distributor and retailer of aftermarket wheels, accessories and automotive service equipment.

     Founded in 1935, Heafner has grown over the past five years both by consistent growth in revenues which exceeded the industry average, and by acquisitions. Heafner acquired Winston Tire Company (formerly Oliver & Winston) ("Winston") in 1997, Speed Merchant, d/b/a Competition Parts Warehouse ("CPW") in 1998 and merged with ITCO Logistics Corporation ("ITCO") in 1998. Heafner acquired California Tire Company ("California Tire") in 1999 and in 2000, the Company acquired certain assets of Tire Centers, LLC ("TCI"), the outstanding common stock of T.O. Haas Tire Company ("Haas") and the distribution operations of Merchant's, Inc., known as American Tire Distributors ("ATD").

     In May 1999, the majority owners of Heafner's Class A and Class B common stock sold their shares to Charlesbank Equity Fund IV, L.P. a Massachusetts limited partnership. On August 20, 1999, the Company reincorporated in Delaware (previously incorporated in North Carolina) and simultaneously changed its name from The J.H. Heafner Company, Inc. to Heafner Tire Group, Inc.

     Effective January 26, 2001, the Company's Board of Directors authorized the exit from retail operations and determined that it was in the Company's best interest to concentrate solely on wholesale distribution, which is its core business. In that regard, effective May 15, 2001, the Company completed a transaction pursuant to a Stock Purchase Agreement to sell all the capital stock in Winston, its retail segment, to Performance Management, Inc. for a purchase price of approximately $10.0 million. Accordingly, this segment has been reflected as a discontinued operation in the accompanying consolidated financial statements. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion.

INDUSTRY OVERVIEW

     Purchasers in the United States spent approximately $20.8 billion on new replacement tires in 2001. Of that amount, passenger tires accounted for approximately 60.7% of sales, light truck tires accounted for approximately 15.9%, truck tires accounted for approximately 19.8% and farm, specialty and other types of tires accounted for approximately 3.6%. The number of new replacement tires shipped in the United States for passenger cars and light trucks increased from 164.6 million tires in 1986 to 238.9 million tires in 2001. Heafner believes that increases in both the number and average age of cars as well as passenger miles driven in the United States have contributed to this growth.

     Consumers of new replacement tires in the United States obtain them from several principal sources, including independent tire dealers, manufacturer-owned retail stores, mass merchandisers such as Sears and Wal-Mart, auto supply chain stores and wholesale clubs and discounters. Independent tire dealers, which represent the largest customer base served by Heafner, are the largest suppliers of new replacement passenger tires in the United States. Independent tire dealers accounted for approximately 58.5% of retail sales of domestic replacement passenger tires in 2001.

     Independent tire dealers obtain their inventory of new replacement tires through three principal sources: tire manufacturers, independent wholesale distributors like Heafner and dealer-owned warehouses. Other sources include discount or price clubs and other tire outlet chains. Heafner believes that, in recent years, certain tire manufacturers have reduced their supply to small independent tire dealers due to the inefficiencies of supplying small quantities of product to a large number of locations. At the same time, manufacturers have increased their supplies to independent wholesale distributors, such as Heafner, who are able to deliver tires to a large number of independent tire dealers with greater efficiency.

     The replacement tire market for passenger cars and light trucks consists of three primary types of tires: "flag" brands, which are premium tires made by the major tire manufacturers; associate or "house" brands, which are primarily economy brand tires made and marketed by the major tire manufacturers; and private-label brands, which are brands made by tire manufacturers exclusively for and marketed by independent tire wholesale distributors and or retailers. In 2001, flag brands constituted approximately 58% of the United States passenger and light truck replacement tire markets, house brands made up approximately 19% of those markets and private-label brands constituted approximately 23% of those markets.

PRODUCTS

     The Company sells a broad selection of tires, custom wheels, automotive service equipment and related products manufactured by the leading manufacturers of those products. Heafner's products include flag brand tires manufactured by Michelin, Bridgestone/Firestone and Goodyear/Dunlop as well as, private-label products such as Regul tires, Winston tires and Pacer and ICW custom wheels; and house brand products such as Monarch tires, manufactured by Goodyear. Heafner also distributes alignment service equipment manufactured by Hunter Engineering Company and tire changers and balancers built by Hennessey Industries, Inc. (a division of the Danaher Corporation), both leading manufacturers in their respective fields. Heafner sells many other products, including tires for the medium truck, farm and industrial markets, automotive service equipment, wheel weights and tubes. Sales of tires accounted for approximately 90.3% of sales from continuing operations in 2001, 82.0% in 2000 and 84.3% in 1999. The remainder of the Company's sales includes wheels, service equipment and other automotive parts.

SUPPLIERS

     Heafner purchases its products from all major tire manufacturers and other suppliers. In 2001, the Company's continuing operations purchased approximately 14 million tires. Heafner's purchases of passenger and light truck tires represented approximately 6.1% of the total United States replacement passenger and light truck tire market. Approximately 81.2% of Heafner's total tire purchases, in units, in 2001 were supplied by Michelin, Goodyear and Bridgestone/Firestone.

     Of the total 2001 United States new replacement passenger tire market, Michelin flag brands (including the B.F. Goodrich and Uniroyal brands) accounted for 16.0%, Bridgestone/Firestone flag brands accounted for 12.5% and the leader, Goodyear/Dunlop brand, accounted for 19.0%. Of the total 2001 United States replacement light truck tire market, Michelin (including the B.F. Goodrich and Uniroyal brands) accounted for 17.5%, Bridgestone/Firestone accounted for 12.0% and Goodyear/Dunlop accounted for 15.0%. Of Heafner's principal private-label brands, Winston tires are manufactured exclusively by Goodyear and Regul tires are manufactured by both Michelin and Goodyear.

     There are a number of worldwide manufacturers of wheels and other automotive products and equipment. Most of the wheels purchased by Heafner are private-label custom brands, namely Pacer and ICW, and are produced by a variety of manufacturers. Heafner purchases equipment and other products from multiple sources, including industry leaders such as Hunter Engineering Company and Hennessey Industries, Inc. (a division of the Danaher Corporation).

     With the exception of a long-term contract (the "Winston Private Brand Supply Agreement") with Kelly-Springfield, a division of Goodyear, ("Kelly-Springfield"), Heafner's supply arrangements with its major suppliers generally are oral or written arrangements which are renegotiated annually. Although there can be no assurance that these arrangements will be renewed, or renewed on favorable terms, the Company has conducted business with its major tire suppliers for many years and believes that it has strong relationships with all of its major suppliers.

     Heafner purchases certain private-label and house brand tires, including the Winston and Monarch products, from Kelly-Springfield. Purchases under the Winston Private Brand Supply Agreement are made at prices as specified from time to time in the manufacturer's pricing schedule. Under the terms of the Winston Private Brand Supply Agreement, Heafner purchases substantially all of its requirements of Winston brand tires from Kelly-Springfield. The initial term of the Winston Private Brand Supply Agreement expires on May 7, 2007 and the agreement is automatically renewable for successive three-year terms thereafter. The Winston Private Brand Supply Agreement may be terminated by either party upon twelve months' advance notice. Kelly-Springfield is the sole holder of the Company's Series A preferred stock and Series B preferred stock, as discussed below under "Certain Relationships and Related Transactions -- Preferred Stock."

CUSTOMERS

     The Company distributes tires and related automotive products principally to independent tire dealers. Heafner's other customers include national retail chains, service stations, general automotive repair facilities, auto parts stores, automobile dealers and specialty automotive repair facilities. Heafner generally requires payment from its customers within 30 days, although it may tailor programs for its larger customers. In 2001, the Company's continuing operations served an average of 35,000 customers each month. Heafner's largest customer accounted for less than 2% and its top 25 customers accounted for less than 8% of net sales from continuing operations in 2001.

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

TRADEMARKS

     The private-label brand names under which the Company markets its products are trademarks of the Company. Those private-label brand names are considered to be important to Heafner's business because they develop brand identification and foster customer loyalty. All of Heafner's trademarks are of perpetual duration as long as they are periodically renewed. The Company currently intends to maintain all of them in force. The principal private-label brand names under which Heafner markets its products are:

     - REGUL(R) tires,

     - WINSTON(R) tires,

     - DYNATRAC(R),

     - PACER(R) custom wheels,

     - ICW(R) custom wheels, and

     - MAGNUM(R) automotive lifts.

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

WORKING CAPITAL PRACTICES

     Heafner must maintain substantial inventories in connection with its operations. Inventory levels fluctuate throughout the year with anticipated seasonal sales volume. Inventories are financed through vendor credit terms and borrowings under the Company's revolving credit facility. The amount of borrowings under the revolving credit facility fluctuates throughout the year. On December 29, 2001, $121.1 million of borrowing was outstanding and an additional $13.2 million was available under the revolving credit facility.

     Both the maintenance of substantial inventories and the practice of seasonal borrowing are common to the wholesale tire distribution industry.

ENVIRONMENTAL MATTERS

     The Company's operations and properties are subject to federal, state and local laws, regulations and ordinances relating to the use, storage, handling, generation, transportation, treatment, emission, release, discharge and disposal of certain materials, substances and wastes under which Heafner could be held strictly, jointly and severally liable for costs associated with the investigation and clean-up of contaminated properties. The nature of Heafner's existing and historical operations exposes it to the risk of liabilities or claims with respect to environmental matters, including off-site disposal matters. For example, in automotive service operations of the discontinued retail segment, Heafner handled waste motor oil and hydraulic brake fluid, the storage and disposal of which is strictly regulated by federal and state authorities. Heafner contracted with outside services to handle disposal of these materials.

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

EMPLOYEES

     As of December 29, 2001, the Company's continuing operations employed approximately 2,025 people. None of Heafner's employees are represented by a union. The Company believes its employee relations are satisfactory.

BUSINESS SUBJECT TO GOVERNMENTAL CONTRACTS

     No material portion of the business of Heafner is subject to renegotiation of contracts with, or termination by, any governmental agency.

CAUTIONARY STATEMENTS ON FORWARD-LOOKING INFORMATION

     This report contains "forward-looking statements," which are statements other than statements of historical facts. These forward-looking statements are principally contained under Items 1 and 7 and in statements using phrases such as "expects" or "anticipates" located throughout this report. The forward-looking statements include, among other things, Heafner's expectations and estimates about its business operations, strategy, and its expectations and estimates about its future financial performance, including its financial position, cash flows from continuing operations, capital expenditures and ability to refinance indebtedness.

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

ITEM 2.  DESCRIPTION OF PROPERTIES.

     The Company's principal properties are geographically situated to meet sales and operating requirements. All of Heafner's properties are considered to be adequate to meet current operating requirements. As of December 29, 2001, Heafner had a total of 65 warehouse distribution centers located in 18 states, aggregating approximately 4.8 million square feet. Of these centers, seven are owned and the remainder are leased.

     The Company also leases its principal executive office located in Huntersville, North Carolina.

ITEM 3.  LEGAL PROCEEDINGS.

     Winston, formerly a wholly-owned subsidiary of the Company, was sold in May 2001, as discussed in the Notes to the Consolidated Financial Statements included in Item 8 of this report. As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000, Winston has been named as a defendant in certain lawsuits, including class action lawsuits regarding wage and hour claims in the State of California. On January 15, 2002, Winston filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California, Los Angeles Division, case number LA 02-11180 BR and an automatic stay was issued concurrently therewith.

     The Company is also involved in various other lawsuits, including alleged class action lawsuits arising out of the ordinary conduct of its business. Although no assurances can be given, management does not expect that any of these matters will have a material adverse effect on the Company's business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
        MATTERS.

     Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table sets forth selected historical consolidated financial data of the Company for the periods indicated as restated for the presentation of Winston, its retail segment, as a discontinued operation. The selected historical financial data as of the end of and for the fiscal years 1997 through 2001 is derived from the consolidated financial statements of Heafner as of the end of and for those years. The consolidated financial statements of Heafner as of December 30, 2000 and December 29, 2001 and for each of the three years in the period ended December 29, 2001 are included in Item 8 of this report. The following selected historical consolidated financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," included as Item 7, and the consolidated financial statements of the Company and the related notes, included as Item 8, in this report.

                                              2001       2000(B)     1999(C)    1998(E)      1997
                                           ----------   ----------   --------   --------   --------
                                                                 IN THOUSANDS
STATEMENTS OF OPERATIONS DATA(A):
Net sales(d).............................  $1,107,894   $1,087,260   $908,049   $593,879   $210,781
Gross profit.............................     210,422      199,956    159,178    102,311     35,146
Operating income.........................       4,079       27,186     21,526     10,044      2,413
Loss from continuing operations..........     (17,555)      (1,555)    (1,249)    (2,685)    (1,706)
Income (loss) from discontinued
  operations.............................        (769)     (39,938)    (5,339)       177      1,692
Loss on disposal of discontinued
  operations.............................     (12,616)      (1,200)        --         --         --
Loss before extraordinary charge.........     (30,940)     (42,693)    (6,588)    (2,508)       (14)
Extraordinary charge.....................          --           --         --     (2,216)        --
Net loss.................................     (30,940)     (42,693)    (6,588)    (4,724)       (14)
BALANCE SHEET DATA:
Working capital for continuing
  operations.............................  $   93,670   $   91,778   $ 82,592   $ 47,327   $ 14,560
Total assets.............................     443,020      497,120    416,171    388,654    118,292
Total debt...............................     281,839      292,433    235,353    184,199     62,712
Total redeemable preferred stock.........      24,115       11,035     11,094     11,353     11,500
OTHER DATA:
EBITDA from continuing operations(f).....  $   24,289   $   42,722   $ 35,418   $ 19,182   $  5,016
Depreciation and amortization for
  continuing operations..................      18,779       15,478     12,735      7,671      2,114
Capital expenditures.....................       6,060       14,724     11,218      8,697      4,908

---------------

(a) Winston has been treated as a discontinued operation in the accompanying selected financial data.
(b) In April 2000, the Company purchased certain assets of Tire Centers, LLC. In May 2000, the Company acquired T.O. Haas and in July 2000, the Company purchased the net assets of ATD. Each transaction was accounted for using the purchase method of accounting.
(c) In January 1999, Heafner acquired California Tire. This transaction was accounted for using the purchase method of accounting.
(d) Net sales include approximately $15.8 million, $60.6 million, $55.9 million and $27.4 million of inter-segment sales from CPW to Winston for 2001, 2000, 1999 and 1998, respectively.
(e) In May 1998, the ITCO merger and the CPW acquisition occurred. Each transaction was accounted for using the purchase method of accounting.
(f) EBITDA represents net income before discontinued operations and extraordinary item plus income taxes, depreciation and amortization and interest expense. Interest expense for years 2001, 2000, 1999 and 1998 includes $1.2 million, $1.2 million, $0.9 million and $0.7 million, respectively, related to amortization of deferred financing charges. EBITDA for the years ended December 29, 2001 and December 30, 2000 excludes the effect of special charges of $1.9 million and $0.3 million, respectively. EBITDA for the year ended December 31, 1998 excludes the effects of the extraordinary item related to the extinguishment of debt of $3.7 million and the special charge of $1.4 million. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to generate cash flow and to service or incur indebtedness. EBITDA should not be considered an alternative to net income as a measure of operating results or to cash flows from operations as a measure of liquidity in accordance with accounting principles generally accepted in the United States. EBITDA as calculated and presented here may not be comparable to EBITDA as calculated and presented by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of the results of operations, financial condition and liquidity of Heafner should be read in conjunction with the consolidated financial statements and the related notes included in this report.

YEAR ENDED DECEMBER 29, 2001 COMPARED TO THE YEAR ENDED DECEMBER 30, 2000

     Consolidated net sales from continuing operations increased $20.6 million, or 1.9%, in 2001. The operations acquired from Haas and ATD accounted for approximately $101.3 million, or a 9.3% increase over 2000. The precise effect on sales of the TCI assets acquired cannot be determined due to the merger of these operations into various of the Company's existing operations. These increases are offset by a decline in inter-segment sales to Winston of approximately $44.8 million due to the sale of Winston as of May 15, 2001 and the closing of certain Winston locations prior to the sale. Other net sales declined by $35.9 million, a 3.3% decrease from 2000. The decrease is attributable primarily to weaker consumer demand in 2001 versus 2000 attributable to a slower economy creating a more competitive environment. Additionally, business declined significantly immediately following the events of September 11, 2001 and did not return to expected levels by the end of the year. Sales in 2000 were aided during the second half of the year (primarily in the third quarter) by a very strong consumer market for replacement tires caused by the heightened consumer awareness of tire safety issues arising from the publicity surrounding the recall of certain Firestone brands. The decline in sales from prior year experienced by the Company were still less than that of the industry as a whole. Units of replacement passenger and light truck tires shipped for the industry were down approximately 4.4% for 2001 versus 2000 compared to 3.3% experienced by Heafner.

     Gross profit increased $10.5 million to $210.4 million in 2001 compared to $200.0 million in 2000 and gross profit as a percentage of sales increased to 19.0% in 2001 compared to 18.4% in 2000. Margin for 2001 includes a $5.0 million charge for inventory impairments primarily resulting from a management decision to exit the majority of the Company's parts product lines in the Western division. Excluding this charge, margin for the year increased 1.1 percentage points from prior year. Margin increases of approximately 0.5% are the result of the inclusion of $60.6 million sales to Winston in 2000, which carried lower margins, and $15.8 million of such sales included in 2001. Other margin increases are primarily the result of price increases and the negotiation of improved programs with vendors.

     Selling, general, and administrative expenses were $206.3 million in 2001, representing 18.6% of sales in 2001, compared to $172.8 million and 15.9% of sales in 2000. The increase in operating expenses is primarily due to the inclusion of a full year of Haas and ATD in the current year versus seven and five months, respectively, in prior year. Increased operating expenses as a percentage of sales were principally a result of a decline in sales without the full realization of cost cutting strategies initiated throughout the year.

     During the current year, the Company has recorded special charges of approximately $1.9 million primarily relating to the closure of certain of its facilities in the Western region as a result of warehouse consolidations initiated to streamline operations. The majority of these charges relates to estimated future rentals on the closed facilities.

     Interest expense increased $2.2 million to $28.6 million in 2001 compared to $26.4 million in 2000 primarily due to higher borrowing levels on the revolving credit facility arising from the acquired operations in 2000, offset partially by a decline in interest rates.

     Income tax benefit in 2001 totaled $6.2 million, which is lower than would be expected based on statutory income tax rates primarily due to non-deductible goodwill amortization.

     Effective May 15, 2001, the Company completed a transaction pursuant to a Stock Purchase Agreement to sell all the capital stock in Winston to Performance Management, Inc. for a purchase price of approximately $11.3 million. Subsequently, the purchase price was reduced by $1.3 million due to purchase price adjustments as specified in the agreement. Upon closing, the Company received $8.5 million in cash. The balance of $2.8 million is payable May 15, 2002. The Company has recorded an additional $12.6 million loss on disposal of discontinued operations, net of income tax benefits of $3.6 million, in 2001. The additional loss results primarily from changes in estimates made relative to the working capital of Winston as of the sale date as well as additional liabilities assumed as part of the transaction not contemplated at the time of the estimate made in the fourth quarter 2000.

     On January 15, 2002, Winston filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code. In connection therewith, the Company has agreed to provide Winston with a $2.0 million trade credit facility to acquire inventory from the Company and as such, the Supply and Retail Distribution Agreement dated May 15, 2001 was terminated in its entirety. The Company entered into a Settlement Agreement with Winston, dated January 16, 2002, which was approved by the Bankruptcy Court by order dated February 6, 2002. The Company has assessed the terms of the settlement and believes that any potential liability has been adequately considered in prior provisions.

     EBITDA from continuing operations, before special charges of $1.9 million, decreased $18.4 million to $24.3 million in 2001 compared to $42.7 million in 2000. This decrease in EBITDA is due to higher sales and improved margins offset by substantial increases in selling, general and administrative expenses as a percentage of sales.

YEAR ENDED DECEMBER 30, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

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

     Gross profit increased $40.8 million to $200.0 million in 2000 compared to $159.2 million in 1999 and gross profit as a percentage of sales increased to 18.4% in 2000 compared to 17.5% in 1999. These increases are the result of the Company's efforts to enhance margin through improved mix, purchasing efficiencies and marketing program management.

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

     EBITDA from continuing operations, before special charges of $0.3 million, increased $7.3 million to $42.7 million in 2000 compared to $35.4 million in 1999. This increase in EBITDA is due to higher sales combined with improved margins. This was partially offset by increased selling, general and administrative expenses.

CRITICAL ACCOUNTING POLICIES

     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions (see Note 1 in the Notes to the Consolidated Financial Statements included in Item 8 of this report). The Company considers certain accounting policies, as described below, to be critical policies due to the high degree of judgment and complexity involved in each.

REVENUE RECOGNITION

     The Company recognizes revenue upon shipment from its distribution centers/warehouses to the customer. The Company also offers certain rights of return to its customers. The Company continuously monitors and tracks such returns and records an estimate of such future returns, based on historical experience and actual returns experienced for a specified time following the end of the period. While such returns have historically been within management's expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same return rates that it has in the past. If future returns significantly exceed the reserves established, operating results could be adversely affected.

VALUATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

     The carrying amount of goodwill and other intangible assets is reviewed periodically based on the non-discounted cash flows and pretax income of the acquired entity over the remaining amortization period. The Company's judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of acquired businesses. Future events could cause the Company to conclude that impairment indicators exist and that the goodwill associated with acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on financial condition and results of operations.

     In July 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 revises the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives will no longer be amortized, but will be tested for impairment annually and in the event of an impairment indicator. SFAS No. 142 also requires that intangible assets with definite useful lives continue to be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company will adopt the provisions of SFAS No. 142 effective January 1, 2002. The Company expects that adoption of SFAS No. 142 will increase annual operating income by approximately $7.5 million due to the non-amortization of $93.9 million of goodwill. The Company is currently evaluating the impairment provisions of SFAS No. 142 and has not yet determined the effects, if any, of these changes on the Company's financial position or results of operations.

DEFERRED TAXES

     The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. Management has evaluated the Company's deferred tax assets and has concluded that the realizability of the deferred tax assets is "more likely than not" except as it relates to certain state net operating losses carry-forwards. Accordingly, a valuation allowance of $2.0 million has been provided at December 29, 2001. This evaluation considered the historical and long-term expected profitability of the Company's continuing operations, the sale of the Company's retail segment which generated the Company's losses in 2000 and 1999, the expected efficiencies to be gained from efforts initiated in 2001 to streamline operations and the extraordinary gain as well as the reduction in interest expense expected from the completion of the tender offer initiated subsequent to year end (see discussion in "Liquidity and Capital Resources" below). Due to current economic conditions, current year performance does not result in taxable income. However, the Company is forecasting taxable income in 2002, primarily resulting from the gain to be recognized upon completion of the tender offer, and is forecasting taxable income in future years. The Company believes that taxable income generated in future years will be sufficient to utilize the remaining net deferred tax assets. The Company's ability to generate future taxable income is dependent on numerous factors including general economic conditions, the state of the replacement tire market and other factors beyond management's control. Therefore, there can be no assurance that the Company will meet its expectation of future taxable income.

DISCONTINUED OPERATIONS

     In the consolidated financial statements, the Company's retail segment (Winston) has been reflected as a discontinued operation. On January 15, 2002, Winston filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code. The Company entered into a Settlement Agreement, dated January 16, 2002, with Winston which was approved by the Bankruptcy Court by order dated February 6, 2002. The Company has assessed the terms of the settlement and believes that any potential liability has been adequately considered for in prior provisions. The only significant remaining liability related to discontinued operations is the exposure related to leases that the Company has guaranteed. However, due to the inherent uncertainties of the bankruptcy process, the Company may be exposed to additional liabilities which are currently not known or quantifiable. As of December 29, 2001, total obligations of the Company, as guarantor on the Winston leases, is approximately $18 million. However, the Company has secured assignments or sublease agreements for a substantial amount of these commitments and considers the likelihood of material exposure to be minimal. The accrual for lease liabilities could be materially affected by factors such as the credit worthiness of lessors, assignees and sublessees and the Company's success at negotiating early termination agreements with lessors. These factors are significantly dependent on general economic conditions. While the Company believes that its current estimates of discontinued operations liabilities are adequate, it is possible that future events could require significant adjustments to those estimates.

LIQUIDITY AND CAPITAL RESOURCES

     At December 29, 2001 the combined net indebtedness (net of cash) of the Company was $277.7 million compared to $289.1 million at December 30, 2000. Total commitments by the lenders under the Company's revolving credit facility were $180.0 million at December 29, 2001, of which $121.1 million was outstanding and $13.2 million was available for additional borrowings.

     Heafner's principal sources of cash during 2001 came from $9.1 million in proceeds from the sale of Winston and $12.0 million cash contributed by certain of its principal stockholders in exchange for Series C preferred stock. Cash was used to fund both continuing ($1.8 million) and discontinued operations ($6.1 million), pay down the Company's revolving credit facility ("Revolver") ($8.9 million) and make capital expenditures ($6.1 million). Net working capital at December 29, 2001 totaled $93.7 million, compared to $91.8 million (exclusive of net assets of discontinued operations) at December 30, 2000, an increase of $1.9 million. During 2001, the Company experienced a decrease in accounts receivable ($8.2 million), a significant reduction in inventories ($25.6 million) and an increase in current maturities of long-term debt ($3.8 million). These decreases were offset by substantial decreases in accounts payable and accrued expenses ($24.0 million) and an increase in current deferred taxes ($11.9 million) primarily due to the expected use of NOL's in connection with the gain on the tender offer (see below).

     Capital expenditures during 2001 of $6.1 million were primarily for computerized bin locator systems implemented during the year, various software costs and leasehold improvements in connection with the relocation of the Company's corporate office.

     Loans under the Revolver bear interest in 2001 at a floating rate based upon federal funds or Eurodollar rates plus an applicable margin. At December 29, 2001, borrowings under the Revolver were at a weighted average interest rate of 5.8%. Loans under the Revolver are guaranteed by all subsidiaries of Heafner and collateralized by liens on inventory and accounts receivable.

     On March 18, 2002, the Company and its lenders executed an amendment to the revolving credit facility ("Revolver") to, among other things, amend the financial covenants contained therein, change the rate at which borrowings thereunder bear interest and amend certain definitions contained therein. In addition, the amended facility provides for additional availability as described below. Following these amendments, borrowings will bear interest at (i) the Base Rate, as defined, plus the applicable margin or (ii) the Eurodollar Rate, as defined, plus the applicable margin. The applicable margin on Eurodollar rate loans was increased resulting in an applicable margin of 3.5% (3.25% at December 29, 2001). The applicable margins are subject to performance-based step-downs resulting in margins ranging from 0.75% to 2.0% for Base Rate loans and 2.00% to 3.5% for Eurodollar Rate loans, respectively.

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

     On February 5, 2002, the Company commenced an offer (as amended on March 11, 2002, the "Offer") to purchase its outstanding 10% Senior Notes Due 2008, Series D (the "Senior Notes"). The Offer contemplates the purchase by the Company of up to $126 million in aggregate principal amount of outstanding Senior Notes at a purchase price of not less than $450 nor greater than $535 per $1,000 in outstanding principal amount plus accrued but unpaid interest to, but excluding, the payment date. Concurrently with the Offer, the Company is soliciting consents to the amendment of certain covenants contained in the Indenture governing the Senior Notes. The Company expects to receive funds to repurchase Senior Notes tendered pursuant to the Offer from an equity investment in the Company from certain existing stockholders of approximately $20 million, the sale and leaseback of certain owned distribution facilities to a third party generating net proceeds of approximately $15 million and approximately $27.5 million through an amendment to the Revolver to provide additional availability. As of March 22, 2002, holders of approximately $99 million in aggregate principal amount of Senior Notes had agreed with the Company to tender their Senior Notes in the Offer. Management expects this transaction to close on or about March 29, 2002.

     Heafner anticipates that its principal use of cash going forward will be to meet working capital and debt service requirements and to make capital expenditures. Based upon current and anticipated levels of operations and successful completion of the Offer, Heafner believes that its cash flow from operations, together with amounts available under the revolving credit facility, will be adequate to meet its anticipated requirements. There can be no assurance, however, that Heafner's business will continue to generate sufficient cash flow from operations in the future to meet these requirements or to service its debt, and Heafner may be required to refinance all or a portion of its existing debt, or to obtain additional financing. These increased borrowings may result in higher interest payments. In addition, there can be no assurance that any such refinancing would be possible or that any additional financing could be obtained. The inability to obtain additional financing could have a material adverse effect on Heafner.

CONTRACTUAL COMMITMENTS

     As described in Notes 5 and 7 in the Notes to Consolidated Financial Statements included in Item 8 of this report, as of December 29, 2001, the Company had certain cash obligations associated with contractual commitments. The amounts due under these commitments are as follows (in millions):

                                    TOTAL    2002    2003    2004     2005    2006    THEREAFTER
                                    ------   -----   -----   -----   ------   -----   ----------
CONTRACTUAL COMMITMENTS
Long term debt (variable rate)....  $121.1   $  --   $  --   $  --   $121.1   $  --     $   --
Long term debt (fixed rate).......   160.8     5.3     3.5     0.2      0.2     1.4      150.2
Accrued interest..................     3.1     3.1      --      --       --      --         --
Operating leases..................   111.6    22.9    20.3    17.3     13.7     9.8       27.6
Capital leases....................     2.1     0.7     0.7     0.7       --      --         --
                                    ------   -----   -----   -----   ------   -----     ------
          Total contractual cash
            obligations...........  $398.7   $32.0   $24.5   $18.2   $135.0   $11.2     $177.8
                                    ======   =====   =====   =====   ======   =====     ======

     In addition to the above, the Company has contingent obligations relating to the redemption of its Series A preferred stock ($7.0 million at December 29, 2001), Series B preferred stock ($4.0 million at December 29, 2001) and Series C preferred stock ($13.1 million at December 29, 2001). The Series A preferred stock, Series B preferred stock and Series C preferred stock are redeemable beginning in December 2002, June 2007 and May 2009, respectively. However, so long as amounts are outstanding or commitments to lend have not been terminated under the Revolver, the Senior Notes and other agreements entered into in connection therewith, including any replacement agreement which results in a greater principal amount outstanding, or if any default or event of default has occurred and is continuing under any such debt agreements or would result from such payments, the Company may not make any dividends or redemption payments in respect to the preferred stock. In addition, as long as any shares of Series A preferred stock or Series B preferred stock remain outstanding, no dividends may be paid, nor redemption occur on Series C preferred stock. [The Series B stated value is reduced based upon tire purchase credits as determined by the number of units purchased under the Winston Private Brand Supply Agreement.] See Note 10 in the Notes to Consolidated Financial Statements included in Item 8 of this report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The Company's results of operations are exposed to changes in interest rates primarily with respect to borrowings under the Revolver, where interest rates are tied to the prime rate or LIBOR. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. An increase of 1% in such interest rate percentages would increase the annual interest expense by $1.2 million, based on borrowings at December 29, 2001.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
HEAFNER TIRE GROUP, INC. -- CONSOLIDATED FINANCIAL
  STATEMENTS
Report of Independent Public Accountants....................   14
Consolidated Balance Sheets as of December 29, 2001 and
  December 30, 2000.........................................   15
Consolidated Statements of Operations for the years ended
  December 29, 2001, December 30, 2000 and December 31,
  1999......................................................   16
Consolidated Statements of Stockholders' Investment for the
  years ended December 29, 2001, December 30, 2000 and
  December 31, 1999.........................................   17
Consolidated Statements of Cash Flows for the years ended
  December 29, 2001, December 30, 2000 and December 31,
  1999......................................................   18
Notes to Consolidated Financial Statements..................   19

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Heafner Tire Group, Inc. and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of Heafner Tire Group, Inc. (a Delaware Corporation) and subsidiaries as of December 29, 2001 and December 30, 2000, and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended December 29, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heafner Tire Group, Inc. and subsidiaries as of December 29, 2001 and December 30, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Charlotte, North Carolina
March 22, 2002

                            HEAFNER TIRE GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              DECEMBER 29,   DECEMBER 30,
                                                                  2001           2000
                                                              ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................    $  4,131       $  3,327
  Accounts receivable, net of allowances of $3,571 and
     $1,877 in 2001 and 2000, respectively..................      93,621        101,828
  Inventories, net..........................................     154,212        179,825
  Deferred income taxes.....................................      27,364         15,430
  Other current assets......................................      10,851          8,087
  Net assets of discontinued operations.....................          --         17,866
                                                                --------       --------
          Total current assets..............................     290,179        326,363
                                                                --------       --------
Property and equipment:
  Land......................................................       2,293          3,436
  Buildings and leasehold improvements......................      17,975         19,506
  Machinery and equipment...................................      11,471         13,489
  Furniture and fixtures....................................       7,174          5,686
  Vehicles and other........................................       2,195          3,758
                                                                --------       --------
          Total property and equipment......................      41,108         45,875
  Less -- Accumulated depreciation..........................     (13,622)       (13,371)
                                                                --------       --------
          Property and equipment, net.......................      27,486         32,504
                                                                --------       --------
Goodwill, net...............................................      93,940        101,070
Other intangible assets, net................................       5,171          8,191
Deferred income taxes.......................................      16,626         19,149
Other assets................................................       9,618          9,843
                                                                --------       --------
                                                                $443,020       $497,120
                                                                ========       ========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
  Accounts payable..........................................    $170,571       $186,256
  Accrued expenses..........................................      20,643         28,992
  Current maturities of long-term debt......................       5,295          1,471
                                                                --------       --------
          Total current liabilities.........................     196,509        216,719
                                                                --------       --------
Revolving credit facility...................................     121,073        130,020
Long-term debt..............................................     155,471        160,942
Other liabilities...........................................       9,388          9,393
Redeemable preferred stock series A -- 4% cumulative, 7,000
  shares authorized, issued and outstanding.................       7,000          7,000
Redeemable preferred stock series B -- variable rate
  cumulative, 4,500 shares authorized, issued and
  outstanding...............................................       4,035          4,035
Redeemable preferred stock series C -- 12% cumulative;
  1,333,334 shares authorized, 1,333,334 and 0 shares issued
  and outstanding...........................................      13,080             --
Commitments and contingencies
Stockholders' investment:
  Class A common stock, par value $.01 per share; 15,000,000 shares authorized; 5,136,917 and 5,286,917 shares
     issued and outstanding.................................          51             53
  Additional paid-in capital................................      22,751         23,981
  Warrants..................................................       1,137          1,137
  Notes receivable from sale of stock.......................        (340)        (1,046)
  Retained deficit..........................................     (87,135)       (55,114)
                                                                --------       --------
          Total stockholders' investment....................     (63,536)       (30,989)
                                                                --------       --------
                                                                $443,020       $497,120
                                                                ========       ========

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                            HEAFNER TIRE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                 FOR THE FISCAL YEAR ENDED
                                                        --------------------------------------------
                                                        DECEMBER 29,    DECEMBER 30,    DECEMBER 31,
                                                            2001            2000            1999
                                                        ------------    ------------    ------------
Net sales.............................................   $1,107,894      $1,087,260       $908,049
Cost of goods sold....................................      897,472         887,304        748,871
                                                         ----------      ----------       --------
  Gross profit........................................      210,422         199,956        159,178
Selling, general and administrative expenses..........      206,343         172,770        137,652
                                                         ----------      ----------       --------
  Operating income....................................        4,079          27,186         21,526
Other income (expense):
  Interest expense....................................      (28,639)        (26,447)       (22,000)
  Other income, net...................................          762             918          2,106
                                                         ----------      ----------       --------
Income (loss) from continuing operations before income
  taxes...............................................      (23,798)          1,657          1,632
  Provision (benefit) for income taxes................       (6,243)          3,212          2,881
                                                         ----------      ----------       --------
Loss from continuing operations.......................      (17,555)         (1,555)        (1,249)
Discontinued operations:
  Loss from discontinued operations, net of income tax
     benefit of $514, $23,154 and $3,229..............         (769)        (39,938)        (5,339)
  Loss on disposal of discontinued operations, net of
     income tax benefit of $3,606 and $800............      (12,616)         (1,200)            --
                                                         ----------      ----------       --------
Net loss..............................................   $  (30,940)     $  (42,693)      $ (6,588)
                                                         ==========      ==========       ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                            HEAFNER TIRE GROUP, INC.

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                          COMMON STOCK                                            NOTES
                            ----------------------------------------                            RECEIVABLE
                                 CLASS A               CLASS B         ADDITIONAL                  FROM
                            ------------------   -------------------    PAID IN                    SALE      RETAINED
                             SHARES     AMOUNT     SHARES     AMOUNT    CAPITAL     WARRANTS     OF STOCK     DEFICIT     TOTAL
                            ---------   ------   ----------   ------   ----------   ---------   ----------   ---------   --------
Balance, December 31,
  1998....................  3,697,000    $37      1,400,667    $ 14     $22,360          --       $  (177)   $ (4,110)   $ 18,124
  Net loss................         --     --             --      --          --          --            --      (6,588)     (6,588)
  Issuance of Class A
    common stock..........    175,000      2             --      --       1,573          --        (1,000)         --         575
  Exchange of Class B for
    Class A common
    stock.................  1,400,667     14     (1,400,667)    (14)         --          --            --          --          --
  Forgiveness of note
    receivable............         --     --             --      --          --          --            59          --          59
  Costs associated with
    change in control.....         --     --             --      --          --          --            --      (1,697)     (1,697)
  Exercise of stock
    options...............     24,250     --             --      --          58          --            --          --          58
  Payment on notes
    receivable............         --     --             --      --          --          --            21          --          21
  Repurchase of Class A
    common stock..........    (10,000)    --             --      --         (10)         --             5         (26)        (31)
  Amendment of warrant
    agreement.............         --     --             --      --          --       1,137            --          --       1,137
                            ---------    ---     ----------    ----     -------      ------       -------    --------    --------
Balance, December 31,
  1999....................  5,286,917     53             --      --      23,981       1,137        (1,092)    (12,421)     11,658
  Net loss................         --     --             --      --          --          --            --     (42,693)    (42,693)
  Forgiveness of note
    receivable............         --     --             --      --          --          --            46          --          46
                            ---------    ---     ----------    ----     -------      ------       -------    --------    --------
Balance, December 30,
  2000....................  5,286,917     53             --      --      23,981       1,137        (1,046)    (55,114)    (30,989)
  Net loss................         --     --             --      --          --          --            --     (30,940)    (30,940)
  Repurchase of common
    stock.................   (175,000)    (2)            --      --      (1,376)         --           800          --        (578)
  Dividends on redeemable
    preferred stock series
    C.....................         --     --             --      --          --          --            --      (1,081)     (1,081)
  Other...................     25,000     --             --      --         146          --           (94)         --          52
                            ---------    ---     ----------    ----     -------      ------       -------    --------    --------
Balance, December 29,
  2001....................  5,136,917    $51             --    $ --     $22,751      $1,137       $  (340)   $(87,135)   $(63,536)
                            =========    ===     ==========    ====     =======      ======       =======    ========    ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                            HEAFNER TIRE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      FOR THE FISCAL YEAR ENDED
                                                              ------------------------------------------
                                                              DECEMBER 29,   DECEMBER 30,   DECEMBER 31,
                                                                  2001           2000           1999
                                                              ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................    $(30,940)      $(42,693)      $(6,588)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Loss from discontinued operations.......................         769         39,938         5,339
    Loss on disposal of discontinued operations.............      12,616          1,200            --
    Depreciation and amortization of goodwill and other
      intangibles...........................................      17,532         14,322        11,786
    Amortization of other assets............................       1,247          1,156           949
    Deferred taxes..........................................      (6,809)         2,582         2,881
    Other...................................................       2,887           (169)         (592)
  Change in assets and liabilities:
    Accounts receivable, net................................       7,376            440        (1,326)
    Inventories, net........................................      28,016        (22,550)      (13,152)
    Other current assets....................................      (3,014)        (9,070)         (832)
    Accounts payable and accrued expenses...................     (30,204)        54,507       (20,284)
    Other...................................................      (1,242)           912           220
                                                                --------       --------       -------
         Net cash provided by (used in) continuing operating
           activities.......................................      (1,766)        40,575       (21,599)
                                                                --------       --------       -------
         Net cash used in discontinued operations...........      (6,069)       (14,786)       (2,133)
                                                                --------       --------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Mergers and acquisitions, net of cash acquired............          --        (70,149)      (12,091)
  Net proceeds from sale of discontinued operations.........       9,111             --            --
  Net proceeds from sale of Haas distribution outlets.......       2,420             --            --
  Purchase of property and equipment........................      (6,060)       (14,724)      (11,218)
  Proceeds from sale of property and equipment..............       2,712          2,718           786
  Other.....................................................          --             --         1,835
                                                                --------       --------       -------
         Net cash provided by (used in) investing
           activities.......................................       8,183        (82,155)      (20,688)
                                                                --------       --------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt..................          --            105            --
  Net proceeds from (repayments of) revolving credit
    facility................................................      (8,947)        55,332        52,763
  Proceeds received from issuance of preferred stock........      12,000             --            --
  Principal payments on long-term debt......................      (1,350)        (2,241)       (5,506)
  Cash paid for stock repurchase............................        (578)            --           (31)
  Cash paid for financing costs.............................        (702)            --        (1,915)
  Cash paid for costs associated with change in control.....          --             --        (1,697)
  Proceeds from issuance of common stock....................          --             --           575
  Other.....................................................          33             --            80
                                                                --------       --------       -------
         Net cash provided by financing activities..........         456         53,196        44,269
                                                                --------       --------       -------
Net increase (decrease) in cash and cash equivalents........         804         (3,170)         (151)
Cash and cash equivalents, beginning of year................       3,327          6,497         6,648
                                                                --------       --------       -------
Cash and cash equivalents, end of year......................    $  4,131       $  3,327       $ 6,497
                                                                ========       ========       =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash payments for interest................................    $ 26,551       $ 24,233       $21,574
                                                                ========       ========       =======
  Cash payments for taxes...................................    $    498       $    502       $ 1,334
                                                                ========       ========       =======

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                            HEAFNER TIRE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS

     Heafner Tire Group, Inc. (together with its subsidiaries, the "Company" or "Heafner") (formerly The J. H. Heafner Company, Inc.), is a Delaware corporation primarily engaged in the wholesale distribution of tires and tire accessories. On May 24, 1999, Charlesbank Equity Fund IV, L.P. ("Charlesbank"), a Massachusetts limited partnership, purchased approximately 97.8% of the Company's then issued and outstanding shares of Class A common stock and approximately 96.8% of its then issued and outstanding shares of Class B common stock for a purchase price of approximately $44.7 million. On August 20, 1999, the Company reincorporated in Delaware (previously incorporated in North Carolina) and simultaneously changed its name from The J. H. Heafner Company, Inc. to Heafner Tire Group, Inc.

     The Company is an independent distributor of tires, custom wheels, automotive service equipment and related products to the replacement market. Heafner's customer base is comprised primarily of independent tire dealers with other customers representing national retail chains, service stations and other automotive dealer and repair facilities. The Company operates as one business with 65 distribution centers serving all or parts of 35 states located in the Southeastern and Mid-Atlantic regions, portions of the Midwest and the West Coast of the United States.

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Heafner Tire Group, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

FISCAL YEAR

     During 2000, the Company changed its fiscal year-end from a calendar year to the Saturday closest to December 31.

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

     The Company offers certain rights of return to its customers. The Company continuously monitors and tracks such returns and records an estimate of such future returns, based on historical experience and actual returns experienced for a specified time following the end of the period. Such returns have historically been within management's expectations.

                            HEAFNER TIRE GROUP, INC.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Carrying value approximates fair value as it relates to cash and cash equivalents, accounts receivable and accounts payable due to the short-term maturity of those instruments. The fair value of the Company's revolving credit facility approximates its carrying value and the fair value of the Company's debt is disclosed in Note 5.

INVENTORIES

     Inventories consist primarily of automotive tires, wheels and accessories and are valued at the lower of cost, determined on the first-in, first-out
(FIFO) method, or market. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. Terms with a majority of the Company's tire vendors allow return of tire products, within limitations, specified in their supply agreements.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and depreciation is determined by using a combination of the straight-line method and declining-balance method based on the following estimated useful lives:

Buildings...................................................  20-30 years
Machinery and equipment.....................................   3-10 years
Furniture and fixtures......................................    3-7 years
Vehicles and other..........................................    3-5 years

     Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the improvements. Expenditures for repairs and maintenance are charged to expense as incurred. Renewals or improvements of significant items are capitalized. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization is removed from the respective accounts and any resulting gain or loss is recognized.

DEFERRED FINANCING COSTS

     Costs incurred in connection with financing activities (Notes 4 and 5) are capitalized and amortized using the effective interest method and charged to interest expense over the life of the associated debt in the accompanying consolidated statements of operations. The unamortized balance of these deferred costs included in the accompanying consolidated balance sheets was $7.1 million and $7.6 million at December 29, 2001 and December 30, 2000, respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill, which represents the excess of the purchase price over the fair value of the net assets of the acquired entities, is being amortized on a straight-line basis over a period of 15 years. Amortization of goodwill applicable to continuing operations was $7.5 million, $6.9 million and $5.2 million in 2001, 2000 and 1999, respectively. Accumulated amortization for continuing operations at December 29, 2001 and December 30, 2000 was $22.6 million and $15.1 million, respectively. The carrying amount of goodwill is reviewed periodically based on the non-discounted cash flows and pretax income of the acquired entity over the remaining amortization period. During 2000, based upon such review, which considered the significant increase in losses during fiscal 2000 and 1999 and management's outlook for the business of Winston Tire Company ("Winston"), the Company wrote off approximately $31.8 million of goodwill and other intangibles related to this acquisition. The charge has been included in the loss from discontinued operations in the accompanying consolidated statement of operations. During 2001, the Company reviewed the recoverability of its remaining goodwill and intangible assets. Based upon management's expectations of future operating

                            HEAFNER TIRE GROUP, INC.

results, which include the full effect of cost cutting initiatives taken in the current year and the reduction in interest expense resulting from the successful completion of the tender offer (see Note 13), the Company believes the remaining net goodwill at December 29, 2001 of $93.9 million is fully recoverable.

     Other intangible assets, which represent noncompete agreements, stayput agreements and other intangibles, are being amortized on a straight-line basis over periods ranging from two to seven years. Amortization of other intangibles applicable to continuing operations was $3.0 million, $2.3 million and $2.9 million in 2001, 2000 and 1999, respectively. Accumulated amortization for continuing operations at December 29, 2001 and December 30, 2000 was $9.7 million and $6.7 million, respectively.

     In July 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. This statement also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill. SFAS No. 142 revises the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives will no longer be amortized, but will be tested for impairment annually and in the event of an impairment indicator. SFAS No. 142 also requires that intangible assets with definite useful lives continue to be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The Company will adopt the provisions of SFAS No. 142 effective January 1, 2002. The Company expects that adoption of SFAS No. 142 will increase annual operating income by approximately $7.5 million due to the non-amortization of goodwill. The Company is currently evaluating the impairment provisions of SFAS No. 142 and has not yet determined the effects, if any, of these changes on the Company's financial position or results of operations.

CONCENTRATION OF SUPPLIERS

     The Company currently purchases approximately 81% of its tire products from three tire suppliers. The Company does not have long-term supply agreements with these vendors for its purchases of the vendor's branded products. The operating results of the Company could be adversely affected if the Company was unable to purchase tires from these three suppliers. The Company has a good relationship with these suppliers and does not anticipate a shortage in the supply of tires from these vendors.

SHIPPING AND HANDLING COSTS

     Outbound shipping and handling costs are classified as selling, general and administrative expenses in the accompanying consolidated statements of operations. Such expenses totaled $62.2 million and $64.4 million for the years ended December 29, 2001 and December 30, 2000, respectively.

COOPERATIVE ADVERTISING AND MARKETING PROGRAMS

     The Company participates in cooperative advertising and marketing programs ("co-op") with its vendors. Co-op funds are reported as a reduction of selling, general and administrative expenses at the time the qualifying advertising and marketing expenses are incurred.

INCOME TAXES

     The Company accounts for its income taxes under the provisions of SFAS No. 109 "Accounting for Income Taxes." This statement requires the use of the asset and liability method of accounting for deferred income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying

                            HEAFNER TIRE GROUP, INC.

amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, at the applicable enacted tax rates.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In first quarter 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. This statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The impact of adoption of this statement had no material impact on the Company's financial position and results of operations.

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

2.  ACQUISITIONS:

     During fiscal 2000 and 1999, the Company acquired the entities described below, which were accounted for by the purchase method of accounting. Accordingly, results of operations for the acquired businesses have been included in the accompanying consolidated statements of operations from the acquisition dates.

     On July 21, 2000, the Company purchased the net assets of American Tire Distributors ("ATD"), the wholesale operations of Merchants, Inc. The total purchase price of approximately $38.6 million was funded primarily through the Company's revolving credit facility.

     On May 25, 2000, the Company purchased all of the outstanding common stock of T.O. Haas Holding Co., Inc. and T.O. Haas Tire Company, Inc. (collectively "Haas"), a tire wholesaler and distributor, located in Lincoln, Nebraska, as well as all of the outstanding common stock of Haas Investment Company ("Haas Investment"). In connection with the acquisition, the Company sold certain parcels of real estate, including

                            HEAFNER TIRE GROUP, INC.

substantially all of the assets of Haas Investment, and leased them back in a transaction which closed on August 8, 2000. The net purchase price of the Haas acquisition, giving effect to the real estate transaction, was approximately $27.9 million (including $1.6 million of assumed debt), of which approximately $5.5 million was payable over a period of seven years in the form of noncompete and stay-put payments. Subsequently certain of these payments were accelerated as discussed in Note 12. The cash portion of the purchase price was funded through the Company's revolving credit facility.

     On April 28, 2000, the Company purchased certain assets of Tire Centers, LLC ("TCI"), a wholly-owned subsidiary of Michelin North America, Inc. The total purchase price was approximately $4.1 million, which was funded through the Company's revolving credit facility.

     On January 12, 1999, the Company entered into a stock purchase agreement with the stockholders of California Tire Company ("California Tire"), a wholesaler and retailer of tires, parts and accessories located in California. The total consideration paid to the stockholders was $4.0 million in cash. The acquisition was primarily funded through the Company's revolving credit facility.

     In connection with the acquisition of The Speed Merchant, Inc. ("CPW") and the merger of ITCO Logistics Corporation and Subsidiaries ("ITCO") in fiscal 1998, the Company recorded a $1.7 million liability for estimated costs related to employee severance and a $3.5 million liability related to facilities closing expense and other related exit costs. The severance costs were primarily related to management and administrative personnel at the corporate locations in San Jose, California and Wilson, North Carolina. The facilities closing expense primarily relates to the closing of acquired distribution centers due to existing distribution centers being located in close proximity to the acquired distribution facilities. During 2001, the Company again revised its estimate of these reserves, resulting in approximately $0.3 million charge to operating income. During 1999, the Company revised its estimate of these reserves, reducing goodwill by $1.0 million. The Company has charged approximately $0.3 million, $0.8 million and $1.5 million against these reserves during the fiscal years 2001, 2000 and 1999, respectively. The Company has completed substantially all facility closings and employee severance related to these reserves. The remaining liability of $0.9 million is primarily related to lease obligations, which will expire in 2005.

     The following pro forma summary information presents information for the fiscal years 2000 and 1999 as if the Haas acquisition occurred as of January 1, 1999 (in thousands).

                                                                      YEAR ENDED
                                                              ---------------------------
                                                              DECEMBER 30,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
Net sales...................................................   $1,128,045     $1,011,425
Loss from continuing operations.............................       (3,360)        (2,646)
Net loss....................................................      (44,498)        (7,985)

     The pro forma information is provided for informational purposes only and is not necessarily indicative of the actual results that would have occurred had the Haas acquisition taken place on January 1, 1999, nor is it indicative of future results of the combined companies. The impact of the ATD, TCI, and California Tire acquisitions was not material to the Company's results of operations and consequently, pro forma information is not presented.

                            HEAFNER TIRE GROUP, INC.

3.  INCOME TAXES:

     The following summarizes the components of the Company's continuing operations' income tax provision (benefit) for fiscal years 2001, 2000 and 1999 (in thousands):

                                                                    YEAR ENDED
                                                    ------------------------------------------
                                                    DECEMBER 29,   DECEMBER 30,   DECEMBER 31,
                                                        2001           2000           1999
                                                    ------------   ------------   ------------
Federal --
  Current provision...............................    $    --         $   --         $   --
  Deferred provision (benefit)....................     (5,042)         2,482          2,233
                                                      -------         ------         ------
                                                       (5,042)         2,482          2,233
State --
  Current provision...............................        566            630             --
  Deferred provision (benefit)....................     (1,767)           100            648
                                                      -------         ------         ------
                                                       (1,201)           730            648
                                                      -------         ------         ------
          Total provision (benefit)...............    $(6,243)        $3,212         $2,881
                                                      =======         ======         ======

     Actual income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35% in 2001, 34% in 2000 and 1999 as a result of the following (in thousands):

                                                                    YEAR ENDED
                                                    ------------------------------------------
                                                    DECEMBER 29,   DECEMBER 30,   DECEMBER 31,
                                                        2001           2000           1999
                                                    ------------   ------------   ------------
Income tax provision (benefit) computed at the
  federal statutory rate..........................    $(8,329)        $  563         $  554
Amortization of nondeductible goodwill............      2,286          2,035          1,655
State income taxes, net of federal income tax
  benefit.........................................       (780)           474            421
Other.............................................        580            140            251
                                                      -------         ------         ------
Income tax provision (benefit)....................    $(6,243)        $3,212         $2,881
                                                      =======         ======         ======

                            HEAFNER TIRE GROUP, INC.

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes and
(b) operating loss and tax credit carry-forwards. The tax effects of the significant temporary differences which comprise deferred tax assets and liabilities at December 29, 2001 and December 30, 2000, are as follows (in thousands):

                                                               2001      2000
                                                              -------   -------
Deferred tax assets --
  Net operating loss carry-forwards.........................  $33,232   $ 8,201
  Accrued expenses and liabilities..........................    5,984     9,703
  Employee benefits.........................................    2,733     2,460
  Inventory cost capitalization.............................    2,150     2,219
  Depreciation, amortization and write-off of intangibles...    3,123    13,464
  Other.....................................................       --       427
  Valuation allowance.......................................   (2,000)       --
                                                              -------   -------
       Gross deferred tax assets............................   45,222    36,474
                                                              -------   -------
Deferred tax liabilities --
  Software development costs................................       --      (897)
  Depreciation..............................................       --      (483)
  Other.....................................................   (1,232)     (515)
                                                              -------   -------
       Gross deferred tax liabilities.......................   (1,232)   (1,895)
                                                              -------   -------
          Net deferred tax assets...........................  $43,990   $34,579
                                                              =======   =======

     The above amounts have been classified in the accompanying consolidated balance sheets as follows (in thousands):

                                                              DECEMBER 29,   DECEMBER 30,
                                                                  2001           2000
                                                              ------------   ------------
Deferred tax assets --
  Current...................................................    $27,364        $15,430
  Noncurrent................................................     16,626         19,149
                                                                -------        -------
                                                                $43,990        $34,579
                                                                =======        =======

     Management has evaluated the Company's deferred tax assets and has concluded that the realizability of the deferred tax assets is "more likely than not" except as it relates to certain state net operating losses carry-forwards ("NOLs"). Accordingly, a valuation allowance of $2.0 million has been provided at December 29, 2001. This evaluation considered the historical and long-term expected profitability of the Company's continuing operations, the sale of the Company's retail segment which generated the Company's losses in 2000 and 1999, the expected efficiencies to be gained from efforts initiated in 2001 to streamline operations and the extraordinary gain as well as the reduction in interest expense expected from the completion of the tender offer initiated subsequent to year end (see Note 13). Due to current economic conditions, current year performance does not result in taxable income. However, the Company is forecasting taxable income in 2002, primarily resulting from the gain to be recognized upon completion of the tender offer, and is forecasting taxable income in future years. The Company believes that taxable income generated in future years will be sufficient to utilize the remaining net deferred tax assets. The Company's ability to generate future taxable income is dependent on numerous factors including general economic conditions, the state of the replacement tire market and other factors beyond management's control. Therefore, there can be no assurance that the Company will meet its expectation of future taxable income.

                            HEAFNER TIRE GROUP, INC.

     At December 29, 2001, the Company had NOLs for Federal income tax purposes of approximately $84 million. These carry-forwards expire between 2019 and 2021.

     Future sales of common stock by the Company or its principal stockholders, or changes in the composition of its principal stockholders, could constitute a "change in control" that would result in annual limitations on the Company's use of its NOLs and unused tax credits. Management cannot predict whether such a "change in control" will occur. If such a "change in control" were to occur, the resulting annual limitations on the use of NOLs and tax credits would depend on the value of the equity of the Company and the amount of "built-in gain" or "built-in loss" in the Company's assets at the time of the "change in control", which cannot be known at this time.

                            HEAFNER TIRE GROUP, INC.

4.  REVOLVING CREDIT FACILITY:

     On March 18, 2002, the Company and its lenders executed an amendment to the revolving credit facility ("Revolver") to, among other things, amend the financial covenants contained therein, change the rate at which borrowings thereunder bear interest and amend certain definitions contained therein. In addition, the amended facility provides for additional availability as described in Note 13. The amended agreement provides for borrowings in the aggregate principal amount of up to the lesser of $180.0 million or the Borrowing Base, as defined in the agreement, which is based on 85% of eligible accounts receivable, the lesser of 65% of eligible tire inventory plus 65% of certain secured tire inventory (within limitations as defined in the agreement) or $90 million and the lesser of 50% of all other eligible inventory or $35 million less defined reserves.

     Average borrowings under the existing loan and security agreement were approximately $133.4 million in 2001 and $89.4 million in 2000. At December 29, 2001, the maximum loan amount available under the existing revolving credit facility was $134.3 million of which $121.1 million was outstanding. As of December 29, 2001, the Company had outstanding letters of credit in the amount of $4.7 million which is included in the maximum loan amount available.

     The Revolver term expires in March 2005, and is extendable by the Company and the banks for an additional five years. Borrowings under the Revolver bear interest at (i) the Base Rate, as defined, plus the applicable margin (2.0% as of December 29, 2001) or (ii) the Eurodollar Rate, as defined, plus the applicable margin (3.25% as of December 29, 2001). As a result of the amendment, the applicable margins as of April 1, 2002 for Eurodollar Rate loans are increased to 3.5%. These margins are subject to performance-based step-downs resulting in margins ranging from 0.75% to 2.0% for Base Rate loans and 2.0% to 3.5% for Eurodollar Rate loans, respectively. At December 29, 2001 and December 30, 2000, borrowings outstanding under the existing loan and security agreement were at a weighted average interest rates of 5.8% and 9.3%, respectively.

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

5.  LONG-TERM DEBT:

     Long-term debt consists of the following (in thousands):

                                                              DECEMBER 29,   DECEMBER 30,
                                                                  2001           2000
                                                              ------------   ------------
Series D Senior Notes.......................................    $150,000       $150,000
Other.......................................................      10,766         12,413
                                                                --------       --------
                                                                 160,766        162,413
Less -- Current maturities..................................      (5,295)        (1,471)
                                                                --------       --------
                                                                $155,471       $160,942
                                                                ========       ========

                            HEAFNER TIRE GROUP, INC.

     Aggregate maturities of long-term debt at December 29, 2001, are as follows (in thousands):

2002........................................................  $  5,295
2003........................................................     3,484
2004........................................................       177
2005........................................................       177
2006........................................................     1,417
Thereafter..................................................   150,216
                                                              --------
                                                              $160,766
                                                              ========

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

     See Note 13 regarding the Company's offer to purchase Senior Notes subsequent to year-end.

     Using a discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements, the carrying amount of the Company's debt, excluding the Senior Notes, at December 29, 2001, approximated fair value. The fair value of the Senior Notes is based upon quoted market price and approximates $33.0 million.

6.  EMPLOYEE BENEFITS:

401(k) PLANS

     The Company maintains a qualified profit-sharing and 401(k) plan for eligible employees. There are separate benefit formulas for employees of various divisions within the Company. At December 29, 2001, all accounts are funded based on employee contributions to the plans, with the limits of such contributions determined by the Board of Directors. Depending on the division, the plan either matches 50% of the participant's contributions up to 6% of their compensation or matches 50% of the first 2% of participant contributions and 6% of the remaining contribution up to a total of 6% of their compensation. The plan also provides for contributions in such amounts as the Board of Directors may annually determine for the profit-sharing portion of the plan. Effective January 1, 2002, the benefit formulas for all divisions were determined to be a match of 50% of participant's contributions up to 6% of their compensation. Employees will vest in this match over a 5-year period. The amount charged to expense applicable to continuing operations during the years ended December 29, 2001, December 30, 2000 and December 31, 1999, was $1.1 million, $0.9 million and $0.7 million, respectively.

STOCK OPTION PLANS

     In 1997, the Company adopted a Stock Option Plan (the "1997 Plan") in order to attract and retain key employees of the Company. The 1997 Plan authorizes the issuance of up to 527,500 shares of voting common stock to be issued to officers and key employees under terms and conditions to be set by the Company's Board of Directors, which includes a 1998 amendment that increased the amount of shares by 262,500. All options expire 10 years from the date of grant. In connection with the Charlesbank purchase, which constituted a

                            HEAFNER TIRE GROUP, INC.

change in control under the 1997 Plan, all outstanding options became fully vested. Through December 29, 2001, 34,250 options had been exercised under the 1997 Plan.

     In the second quarter of 1999, the Company adopted the 1999 Stock Option Plan (the "1999 Plan") in order to attract and retain employees (including officers), directors and independent contractors of the Company. The 1999 Plan, as amended, authorizes the issuance of up to 1,143,550 shares of voting common stock under terms and conditions to be set by the Company's Board of Directors. The options are divided into three tiers that vest over varying periods of time or upon the occurrence of certain events. All options expire 10 years from the date of grant. Shares issued upon exercise of options are subject to the terms and conditions of a stockholders agreement to be entered into by each recipient. Under the 1999 Plan, 346,706 options are vested as of December 29, 2001.

     Stock option activity under the plans is as follows:

                                                                          WEIGHTED
                                                                          AVERAGE
                                                               NUMBER     EXERCISE
                                                              OF SHARES    PRICE
                                                              ---------   --------
Outstanding at December 31, 1998 (24,000 exercisable).......    493,650    $4.76
  Granted...................................................    646,100     9.00
  Exercised.................................................    (24,250)    2.42
  Forfeited.................................................    (11,500)    1.10
  Cancelled.................................................     (4,000)    7.48
                                                              ---------    -----
Outstanding at December 31, 1999 (476,927 exercisable)......  1,100,000     7.33
  Granted...................................................    273,100     9.00
  Forfeited.................................................    (14,000)    7.48
                                                              ---------    -----
Outstanding at December 30, 2000 (553,535 exercisable)......  1,359,100     7.67
  Granted...................................................     45,000     9.00
  Exercised.................................................    (10,000)    1.10
  Forfeited.................................................   (142,600)    7.96
                                                              ---------    -----
Outstanding at December 29, 2001 (720,906 exercisable)......  1,251,500    $7.73
                                                              =========    =====

     The following information is presented as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123 (in thousands):

                                                                    YEAR ENDED
                                                    ------------------------------------------
                                                    DECEMBER 29,   DECEMBER 30,   DECEMBER 31,
                                                        2001           2000           1999
                                                    ------------   ------------   ------------
Net loss..........................................    $(30,940)      $(42,693)      $(6,588)
                                                      ========       ========       =======
Pro forma net loss................................    $(31,465)      $(43,511)      $(7,375)
                                                      ========       ========       =======

     The weighted average fair value of options granted during 2001, 2000 and 1999 estimated on the date of grant using the Black-Scholes option pricing model was $4.11, $4.11 and $3.89, respectively. The fair value of options granted in 2001, 2000 and 1999 were determined using the following assumptions: a risk-free interest rate of 6.10%, 6.10% and 5.65%, respectively, no dividend yield, expected life of 10 years which equals the lives of the grants, and no expected volatility.

                            HEAFNER TIRE GROUP, INC.

     The following is summary information about the Company's stock options outstanding at December 29, 2001:

                                   WEIGHTED     WEIGHTED                    WEIGHTED
                OUTSTANDING AT     AVERAGE      AVERAGE    EXERCISABLE AT   AVERAGE
     EXERCISE    DECEMBER 29,     REMAINING     EXERCISE    DECEMBER 29,    EXERCISE
      PRICE          2001        TERM (YEARS)    PRICE          2001         PRICE
     --------   --------------   ------------   --------   --------------   --------
      $1.10         159,500          5.42        $1.10        159,500        $1.10
       7.48         214,700          6.73         7.48        214,700         7.48
       9.00         877,300          7.69         9.00        346,706         9.00
                  ---------          ----        -----        -------        -----
                  1,251,500          7.23        $7.73        720,906        $6.80
                  =========          ====        =====        =======        =====

DEFERRED COMPENSATION PLAN

     The Company has a deferred compensation plan for its top executives and divisional employees covered by the executive bonus plan to encourage each participant to promote the long-term interests of the Company. Each participant is allowed to defer portions of their annual salary as well as bonuses received into the plan. In addition to employee deferrals, the Company makes contributions on behalf of its top executives and certain of the divisional employees in varying amounts. The plan provides that an employee who becomes a participant on or before November 23, 1998, shall be fully vested in all amounts credited to such participant's account. The plan provides that an employee who becomes a participant after November 23, 1998 shall be at all times fully vested in elective deferrals into such participant's account and, as to contributions made by the Company, shall vest at a rate of twenty percent (20%) per year as long as such participant is an employee on January 1 of each year. The deferred compensation plan may be altered and amended by the Company's Board of Directors. The contributions made by the Company on behalf of its employees were not significant in 2001, 2000 or 1999.

7.  COMMITMENTS AND CONTINGENCIES:

LEASES

     The Company leases land, buildings, equipment and vehicles under various operating leases which expire between 2002 and 2012. Future minimum lease commitments for continuing operations at December 29, 2001 are as follows (in thousands):

2002........................................................    $ 22,856
2003........................................................      20,308
2004........................................................      17,340
2005........................................................      13,674
2006........................................................       9,823
Thereafter..................................................      27,599
                                                                --------
                                                                $111,600
                                                                ========

     Rent expense under these operating leases was $25.8 million in 2001, $20.8 million in 2000 and $14.2 million in 1999. Obligations of the Company's continuing operations under capital leases are not significant.

PURCHASE COMMITMENTS

     In May 1997, the Company entered into a purchase agreement with a supplier (the "Tire Supply Agreement" -- see Note 10) which expires May 2007. Under the terms of the agreement, the Company has agreed to purchase all requirements of its "Winston" brand tires at a negotiated price specified in the agreement.

                            HEAFNER TIRE GROUP, INC.

LEGAL PROCEEDINGS

     Winston, a former wholly-owned subsidiary of the Company, has been named as a defendant in certain lawsuits, including class action lawsuits regarding wage and hour claims in the State of California. On January 15, 2002, Winston filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code and an automatic stay was issued concurrently therewith. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's financial condition or results of operations. However, there can be no assurance as to the ultimate outcome.

     The Company is also involved in various other proceedings incidental to the ordinary course of its business. The Company believes, based on consultation with legal counsel, that none of these other proceedings will have a material adverse effect on its financial condition or results of operations.

8.  DISCONTINUED OPERATIONS:

     Effective January 26, 2001, the Company's Board of Directors authorized the exit of retail operations and determined that it was in the Company's best interest to solely concentrate on wholesale distribution, which is its core business. In that regard, effective May 15, 2001, the Company completed a transaction pursuant to a Stock Purchase Agreement to sell all the capital stock in Winston, its retail segment, to Performance Management, Inc. for a purchase price of approximately $10.0 million, of which $2.8 million is payable May 15, 2002. Accordingly, this segment has been reflected as a discontinued operation in the accompanying consolidated financial statements and previously reported financial results for all periods have been restated to reflect this treatment. The Company recorded an initial estimated loss of $1.2 million, net of income tax benefits of $0.8 million in 2000 and an additional $12.6 million loss, net of income tax benefits of $3.6 million in 2001.

     Net sales of discontinued operations in fiscal 2001, 2000 and 1999 were approximately $48.3 million, $178.0 million and $164.0 million, respectively. Net sales from continuing operations in 2001, 2000, and 1999 include approximately $15.8 million, $60.6 million and $55.9 million of inter-segment sales to Winston that have not been eliminated in the accompanying consolidated statements of operations.

     On January 15, 2002, Winston filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code. In connection therewith, the Company has agreed to provide Winston with a $2.0 million trade credit facility to acquire inventory from the Company and as such, the Supply and Retail Distribution Agreement dated May 15, 2001, was terminated in its entirety. The Company entered into a Settlement Agreement, dated January 16, 2002, with Winston which was approved by the Bankruptcy Court by order dated February 6, 2002.

     The Company remains liable as a guarantor on certain of Winston's leases. As of December 29, 2001, total obligations of the Company as guarantor on these leases is approximately $18 million. However, the Company has secured assignments or sublease agreements for a substantial amount of these commitments. The Company has assessed the terms of the settlement and its estimated guarantor obligations and believes that any potential liability has been adequately considered in prior provisions. However, due to the inherent uncertainties of the bankruptcy process, the Company may be exposed to additional liabilities which are currently not known or quantifiable.

9.  WARRANTS:

     In May 1997, in connection with the issuance of Senior Subordinated Debt ("Subordinated Debt"), the Company issued detachable warrants which permit the holder to acquire up to 1,034,000 shares of the Company's common stock at $.01 per share. The warrants became exercisable immediately upon issuance and expire on May 7, 2007. The warrants may be exercised in whole or in part, but in no event later than the date

                            HEAFNER TIRE GROUP, INC.

of an initial public offering or a sale transaction. The Company recorded the warrants at fair value, which resulted in a discount on the Subordinated Debt in the same amount.

     In 1999, in conjunction with Charlesbank's purchase of the Company, the terms of the warrants were amended to eliminate a provision which may have required the Company to repurchase the warrants for cash. As a result of this amendment, the warrants were reclassified and presented as a component of stockholders' investment.

10.  REDEEMABLE PREFERRED STOCK:

     On May 2, 1997, the Company issued 11,500 shares of preferred stock with par value of $.01 per share to a supplier (the "Supplier"). Of the 11,500 shares, 7,000 shares are designated Series A Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock") and 4,500 shares are designated Series B Cumulative Redeemable Preferred Stock (the "Series B Preferred Stock"). On March 30, 2001, the Company amended and restated its articles of incorporation to authorize 1,344,834 shares of $.01 par value preferred stock. Of the 1,344,834 shares of preferred stock, 7,000 shares are initially designated Series A Preferred Stock, 4,500 shares are initially designated Series B Preferred Stock and 1,333,334 shares are initially designated Series C Preferred Stock.

     The Series A and B Preferred Stock each contain a provision whereby upon the early termination of the Tire Supply Agreement (see Note 7), the Company shall redeem all shares of preferred stock outstanding at a price equal to the sum of the stated value and the applicable premium, as defined, plus all accrued and unpaid dividends. If at any time a change of control occurs, as defined, the Supplier may request redemption of all outstanding shares. However, so long as amounts are outstanding or commitments to lend have not been terminated under the Revolver, the Senior Notes and other agreements entered into in connection therewith, including any replacement agreement which results in a greater principal amount outstanding, or if any default or event of default has occurred and is continuing under any such debt agreements or would result from such payments, the Company may not make any dividends or redemption payments in respect to the Series A, B or C Preferred Stock.

SERIES A PREFERRED STOCK

     The stated value of Series A Preferred Stock is $1,000 per share. Holders of Series A Preferred Stock are entitled to receive, when and if declared by the Board of Directors, cumulative cash dividends at an annual rate of 4%, subject to adjustment based on the volume of purchases from the Supplier. Additional dividends will accrue, when and if declared by the Board of Directors, and are payable on the last business day of January. For the fiscal years 2001, 2000 and 1999, the Company declared a dividend based on a 4% rate. These amounts are included in interest expense in the accompanying consolidated statements of operations. The Series A Preferred Stock will be redeemed by the Company, beginning on the last business day of December 2002 and on the last business day of each June and December thereafter, through June 2007.

SERIES B PREFERRED STOCK

     The stated value of Series B Preferred Stock is initially $1,000 per share, to be adjusted based on tire purchase credits as determined by the number of units purchased under the Tire Supply Agreement (see Note 7). Dividends on Series B Preferred Stock are payable, when and if declared by the Board of Directors, at the prime rate if the Company does not meet certain tire purchase requirements. The remaining value of Series B Preferred Stock shall be redeemed by the Company on the last business day of June 2007 at a price equal to the adjusted stated value plus all accrued and unpaid dividends. During 2000 and 1999 based on the Company's purchases, the stated value of the Series B Preferred Stock was reduced by $0.1 million and $0.3 million, respectively. No reduction was earned in 2001.

                            HEAFNER TIRE GROUP, INC.

SERIES C PREFERRED STOCK

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

11.  COMMON STOCK:

CHANGE OF CONTROL

     On May 24, 1999, Charlesbank purchased approximately 97.8% of the Company's issued and outstanding shares of Class A common stock and approximately 96.8% of its issued and outstanding shares of Class B common stock for a purchase price of approximately $44.7 million. During 1999, approximately $1.7 million in fees related to this transaction were charged to retained deficit.

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

     On March 30, 2001, the Company amended and restated its articles of incorporation to authorize 15,000,000 shares of a single class (Class A) of $.01 par value common stock.

RESTRICTED STOCK

     The Company has given designated employees, officers, directors and independent contractors of the Company the opportunity to acquire restricted shares of Class A common stock. The Company's Board of Directors administers the restricted stock arrangements, selects eligible participants, determines the number of shares to be offered to each participant and sets other applicable terms and conditions. As of December 29, 2001, a total of 130,000 restricted shares of Class A common stock were outstanding.

     Shares of restricted stock are issued by the Company at the fair market value at the date of issuance. Some or all of the purchase price may be paid in the form of a promissory note given by the purchaser of the shares. In some cases, the principal and/or interest due on the note is forgiven over time by the Company depending upon the attainment of certain earnings targets. All shares of restricted stock are subject to the terms and conditions of a securities purchase and stockholders' agreement entered into by each recipient. During 2001, the Company repurchased 175,000 restricted shares at cost, in accordance with this agreement, from previous and current members of management. These shares have effectively been retired by the Company.

12.  RELATED PARTY TRANSACTIONS:

     On October 12, 2001, Haas entered into an Asset Purchase Agreement with T.O. Haas, LLC ("Haas LLC") for the sale of certain assets. The total purchase price was approximately $5.3 million, of which the Company received approximately $2.4 million in cash at closing. Haas LLC was formed by, among others, one of the executives of Haas. A portion of the purchase price for the Company's acquisition of Haas in second quarter 2000 is payable to this executive in the form of noncompete and stay put payments. In connection with the sale, such noncompete payments in the amount of $2.4 million ($1.2 million net of income taxes) were

                            HEAFNER TIRE GROUP, INC.

accelerated and such liability was satisfied as a reduction of the purchase price. Approximately $1.0 million of the purchase price is payable in the form of a promissory note (the "Note") due in two equal annual installments, with first such payment paid January 2, 2002. The Note bears interest at 6%. Stay put payments due to the executive of $1.6 million were accelerated to coincide with the schedule of payments due under the Note. Liabilities assumed by the buyer totaled $0.7 million, reflecting the remainder of the purchase price.

     In connection with the sale described above, the Company entered into a Supply and Retail Distribution Agreement with Haas LLC. Total sales under this agreement were approximately $2.4 million for fiscal 2001.

     In connection with the Haas acquisition (see Note 2), the Company sold certain parcels of real estate and leased them back in a transaction which closed on August 8, 2000. Total monthly payments under these leases are approximately $71,000. The leases expire July 31, 2010. Total rent expense of approximately $0.8 million and $0.3 million is included in the accompanying statements of operations for fiscal years 2001 and 2000, respectively.

     Through July 2001, Heafner leased corporate office space in Lincolnton, North Carolina from Ann H. Gaither, the mother of the former Chairman of Heafner, and her sister, Carolyn H. Williams, for an annual rent equal to approximately $87,000. In July 2001, the Company terminated the lease and paid Ann H. Gaither $42,500 for the remaining lease obligation. Through January 2001, the Company leased its Winston-Salem, North Carolina distribution center from Ann H. Gaither for an annual rent equal to approximately $55,000. In connection with this property in Winston-Salem, Ann H. Gaither had a note owing to Heafner. In January 2001, this building was sold and the balance on the note of $103,549 was repaid from the proceeds. In connection therewith, the Company was relieved of its lease obligation. Total rent expense of approximately $44,000, $142,000 and $142,000 is included in the accompanying statements of operations for fiscal years 2001, 2000 and 1999, respectively.

     The Company believes that the above transactions were on terms no less favorable to it than could have been obtained from an independent third party.

13.  SUBSEQUENT EVENTS:

     On February 5, 2002, the Company commenced an offer (as amended, the "Offer") to purchase its outstanding Senior Notes. The Offer contemplates the purchase by the Company of up to $126 million in aggregate principal amount of outstanding Senior Notes at a purchase price of not less than $450 nor greater than $535 per $1,000 in outstanding principal amount plus accrued but unpaid interest to but excluding the payment date. Concurrently with the Offer, the Company is soliciting consents to the amendment of certain covenants contained in the Indenture governing the Senior Notes. The Company expects to receive funds to repurchase Senior Notes tendered pursuant to the Offer from an equity investment in the Company from certain existing stockholders of approximately $20 million, the sale and leaseback of certain owned distribution facilities to a third party generating net proceeds of approximately $15 million (described below) and approximately $27.5 million through an amendment to the Company's Revolver to provide additional availability. As of March 22, 2002, holders of approximately $99 million in aggregate principal amount of Senior Notes had agreed with the Company to tender their Senior Notes in the Offer. Management expects this transaction to close on or about March 29, 2002. The financing arrangements and amendment necessary to provide the above funding under the Company's Revolver have been finalized (see Note 4).

     In addition, on March 22, 2002, the Company completed the agreement for the sale and leaseback of three of its owned facilities for a total purchase price of approximately $15 million. The initial term of the lease will be 20 years, followed by two, 10-year renewal options. The initial annual rent is based upon a capitalization rate of 11.5% payable quarterly. In addition, the purchaser will receive warrants to purchase 0.75% of the Company's fully diluted common stock. The warrants shall have a term of 20 years and an exercise price of $3.00. The sale and leaseback transaction is expected to be funded on or about March 26, 2002.

                            HEAFNER TIRE GROUP, INC.

14.  SUBSIDIARY GUARANTOR FINANCIAL INFORMATION:

     The Senior Notes are guaranteed on a full, unconditional and joint and several basis by all of the Company's direct subsidiaries, each of which is wholly owned. The condensed consolidating financial information for the Company is as follows (in thousands):

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 29, 2001 AND DECEMBER 30, 2000, ARE AS FOLLOWS:

                                                                       AS OF DECEMBER 29, 2001
                                                         ---------------------------------------------------
                                                          PARENT    SUBSIDIARY
                                                         COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                         --------   ----------   ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents............................  $  3,423    $    708     $      --       $  4,131
  Accounts receivable, net.............................    67,368      26,253            --         93,621
  Inventories, net.....................................   105,296      48,916            --        154,212
  Other current assets.................................    33,835       4,380            --         38,215
  Intercompany receivables.............................    65,072          --       (65,072)            --
                                                         --------    --------     ---------       --------
         Total current assets..........................   274,994      80,257       (65,072)       290,179
                                                         --------    --------     ---------       --------
Property and equipment, net............................    19,628       7,858            --         27,486
Goodwill and other intangible assets, net..............    50,543      48,568            --         99,111
Investment in subsidiaries.............................    66,350          --       (66,350)            --
Other assets...........................................    24,032       2,212            --         26,244
                                                         --------    --------     ---------       --------
                                                         $435,547    $138,895     $(131,422)      $443,020
                                                         ========    ========     =========       ========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
  Accounts payable.....................................  $170,170    $    401     $      --       $170,571
  Accrued expenses.....................................    17,628       3,015            --         20,643
  Current maturities of long-term debt.................     3,568       1,727            --          5,295
  Intercompany payables................................        --      65,072       (65,072)            --
                                                         --------    --------     ---------       --------
         Total current liabilities.....................   191,366      70,215       (65,072)       196,509
                                                         --------    --------     ---------       --------
Revolving credit facility..............................   121,073          --            --        121,073
Long-term debt.........................................   154,963         508            --        155,471
Other liabilities......................................     7,566       1,822            --          9,388
Redeemable preferred stock series A -- 4% cumulative,
  7,000 shares authorized, issued and outstanding......     7,000          --            --          7,000
Redeemable preferred stock series B -- variable rate
  cumulative, 4,500 shares authorized, issued and
  outstanding..........................................     4,035          --            --          4,035
Redeemable preferred stock series C -- 12% cumulative,
  1,333,334 shares authorized; 1,333,334 shares issued
  and outstanding......................................    13,080          --            --         13,080
Stockholders' investment:
  Intercompany investment..............................        --      76,634       (76,634)            --
  Class A common stock, par value $.01;
    15,000,000 shares authorized; 5,136,917 shares
       issued and outstanding..........................        51          --            --             51
  Additional paid-in capital...........................    22,751          --            --         22,751
  Warrants.............................................     1,137          --            --          1,137
  Notes receivable from sale of stock..................      (340)         --            --           (340)
  Retained deficit.....................................   (87,135)    (10,284)       10,284        (87,135)
                                                         --------    --------     ---------       --------
         Total stockholders' investment................   (63,536)     66,350       (66,350)       (63,536)
                                                         --------    --------     ---------       --------
                                                         $435,547    $138,895     $(131,422)      $443,020
                                                         ========    ========     =========       ========

                            HEAFNER TIRE GROUP, INC.

                                                                   AS OF DECEMBER 30, 2000
                                                     ---------------------------------------------------
                                                      PARENT    SUBSIDIARY
                                                     COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                     --------   ----------   ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents........................  $  3,518    $   (191)    $      --       $  3,327
  Accounts receivable, net.........................    74,682      27,146            --        101,828
  Inventories, net.................................   109,841      69,984            --        179,825
  Other current assets.............................    14,481       9,036            --         23,517
  Intercompany receivables.........................   197,848          --      (197,848)            --
  Net assets of discontinued operations............        --      17,866            --         17,866
                                                     --------    --------     ---------       --------
          Total current assets.....................   400,370     123,841      (197,848)       326,363
                                                     --------    --------     ---------       --------
Property and equipment, net........................    21,555      10,949            --         32,504
Goodwill and other intangible assets, net..........    54,523      54,738            --        109,261
Investment in subsidiaries.........................    73,985          --       (73,985)            --
Other assets.......................................    26,563       2,429            --         28,992
                                                     --------    --------     ---------       --------
                                                     $576,996    $191,957     $(271,833)      $497,120
                                                     ========    ========     =========       ========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
  Accounts payable.................................  $127,062    $ 59,194     $      --       $186,256
  Accrued expenses.................................    25,019       3,973            --         28,992
  Current maturities of long-term debt.............       289       1,182            --          1,471
  Intercompany payables............................   148,980      48,868      (197,848)            --
                                                     --------    --------     ---------       --------
          Total current liabilities................   301,350     113,217      (197,848)       216,719
                                                     --------    --------     ---------       --------
Revolving credit facility..........................   130,020          --            --        130,020
Long-term debt.....................................   156,871       4,071            --        160,942
Other liabilities..................................     8,709         684            --          9,393
Redeemable preferred stock series A -- 4%
  cumulative, 7,000 shares authorized, issued and
  outstanding......................................     7,000          --            --          7,000
Redeemable preferred stock series B -- variable
  rate cumulative, 4,500 shares authorized, issued
  and outstanding..................................     4,035          --            --          4,035
Stockholders' investment:
  Intercompany investment..........................        --     124,343      (124,343)            --
  Class A common stock, par value $.01; 10,000,000
     shares authorized; 5,286,917 shares issued and
     outstanding...................................        53          --            --             53
  Additional paid-in capital.......................    23,981          --            --         23,981
  Warrants.........................................     1,137          --            --          1,137
  Notes receivable from sale of stock..............    (1,046)         --            --         (1,046)
  Retained deficit.................................   (55,114)    (50,358)       50,358        (55,114)
                                                     --------    --------     ---------       --------
          Total stockholders' investment...........   (30,989)     73,985       (73,985)       (30,989)
                                                     --------    --------     ---------       --------
                                                     $576,996    $191,957     $(271,833)      $497,120
                                                     ========    ========     =========       ========

                            HEAFNER TIRE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 29, 2001, DECEMBER 30, 2000 AND DECEMBER 31, 1999 ARE AS FOLLOWS:

                                                                  FOR THE FISCAL YEAR ENDED
                                                                      DECEMBER 29, 2001
                                                     ---------------------------------------------------
                                                      PARENT    SUBSIDIARY
                                                     COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                     --------   ----------   ------------   ------------
Net sales..........................................  $770,028    $337,866       $   --       $1,107,894
Cost of goods sold.................................   622,605     274,867           --          897,472
                                                     --------    --------       ------       ----------
  Gross profit.....................................   147,423      62,999           --          210,422
Selling, general and administrative expenses.......   130,280      76,063           --          206,343
                                                     --------    --------       ------       ----------
  Operating income (loss)..........................    17,143     (13,064)          --            4,079
                                                     --------    --------       ------       ----------
Other income (expense):
  Interest expense.................................   (28,403)       (236)          --          (28,639)
  Other income.....................................       715          47           --              762
  Equity in loss of subsidiaries...................    (9,482)         --        9,482               --
                                                     --------    --------       ------       ----------
Loss from continuing operations before income
  taxes............................................   (20,027)    (13,253)       9,482          (23,798)
Benefit for income taxes...........................    (2,472)     (3,771)          --           (6,243)
                                                     --------    --------       ------       ----------
Loss from continuing operations....................   (17,555)     (9,482)       9,482          (17,555)
Discontinued operations:
  Loss from discontinued operations................      (769)         --           --             (769)
  Loss on disposal of discontinued operations......   (12,616)         --           --          (12,616)
                                                     --------    --------       ------       ----------
Net loss...........................................  $(30,940)   $ (9,482)      $9,482       $  (30,940)
                                                     ========    ========       ======       ==========

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
                                                     ========    ========      =======       ==========

                            HEAFNER TIRE GROUP, INC.

                                                                  FOR THE FISCAL YEAR ENDED
                                                                      DECEMBER 31, 1999
                                                     ---------------------------------------------------
                                                      PARENT    SUBSIDIARY
                                                     COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                     --------   ----------   ------------   ------------
Net sales..........................................  $662,542    $245,507       $   --        $908,049
Cost of goods sold.................................   549,173     199,698           --         748,871
                                                     --------    --------       ------        --------
  Gross profit.....................................   113,369      45,809           --         159,178
Selling, general and administrative expenses.......    96,949      40,703           --         137,652
                                                     --------    --------       ------        --------
  Operating income.................................    16,420       5,106           --          21,526
                                                     --------    --------       ------        --------
Other income (expense):
  Interest expense.................................   (21,672)       (328)          --         (22,000)
  Other income.....................................     2,100           6           --           2,106
  Equity in loss of subsidiaries...................    (3,314)         --        3,314              --
                                                     --------    --------       ------        --------
Income (loss) from continuing operations before
  income taxes.....................................    (6,466)      4,784        3,314           1,632
Provision for income taxes.........................       122       2,759           --           2,881
                                                     --------    --------       ------        --------
Income (loss) from continuing operations...........    (6,588)      2,025        3,314          (1,249)
Loss from discontinued operations..................        --      (5,339)          --          (5,339)
                                                     --------    --------       ------        --------
Net loss...........................................  $ (6,588)   $ (3,314)      $3,314        $ (6,588)
                                                     ========    ========       ======        ========

                            HEAFNER TIRE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED DECEMBER 29, 2001, DECEMBER 30, 2000 AND DECEMBER 31, 1999 ARE AS FOLLOWS:

                                                                  FOR THE FISCAL YEAR ENDED
                                                                      DECEMBER 29, 2001
                                                     ---------------------------------------------------
                                                      PARENT    SUBSIDIARY
                                                     COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                     --------   ----------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss...........................................  $(30,940)   $(10,251)     $10,251        $(30,940)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Net loss from discontinued operations............        --         769           --             769
  Loss on disposal of discontinued operations......    12,616          --           --          12,616
  Depreciation and amortization of goodwill, other
     intangibles and other assets..................     9,893       8,886           --          18,779
  Deferred taxes...................................    (6,809)         --           --          (6,809)
  Other............................................       951       1,936           --           2,887
  Equity in loss of subsidiaries...................    10,251          --      (10,251)             --
  Changes in operating assets and liabilities:
     Accounts receivable, net......................     5,871       1,505           --           7,376
     Inventories, net..............................     8,199      19,817           --          28,016
     Other current assets..........................    (5,053)      2,039           --          (3,014)
     Accounts payable and accrued expenses.........   (28,069)     (2,135)          --         (30,204)
     Other.........................................      (660)       (582)          --          (1,242)
                                                     --------    --------      -------        --------
          Net cash provided by (used in) continuing
            operations.............................   (23,750)     21,984           --          (1,766)
                                                     --------    --------      -------        --------
          Net cash used in discontinued
            operations.............................        --      (6,069)          --          (6,069)
                                                     --------    --------      -------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from disposition of discontinued
     operations....................................     9,111          --           --           9,111
  Net proceeds from sale of Haas distribution
     outlets.......................................        --       2,420           --           2,420
  Purchase of property and equipment...............    (4,077)     (1,983)          --          (6,060)
  Proceeds from sale of property and equipment.....     2,551         161           --           2,712
  Intercompany.....................................    14,579     (14,579)          --              --
                                                     --------    --------      -------        --------
          Net cash provided by (used in) investing
            activities.............................    22,164     (13,981)          --           8,183
                                                     --------    --------      -------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt.............      (315)     (1,035)          --          (1,350)
  Net repayments of revolving credit facility......    (8,947)         --           --          (8,947)
  Proceeds received from issuance of preferred
     stock.........................................    12,000          --           --          12,000
  Cash paid for stock repurchase...................      (578)         --           --            (578)
  Cash paid for financing costs....................      (702)         --           --            (702)
  Other............................................        33          --           --              33
                                                     --------    --------      -------        --------
          Net cash provided by (used in) financing
            activities.............................     1,491      (1,035)          --             456
                                                     --------    --------      -------        --------
Net increase (decrease) in cash and cash
  equivalents......................................       (95)        899           --             804
Cash and cash equivalents, beginning of year.......     3,518        (191)          --           3,327
                                                     --------    --------      -------        --------
CASH AND CASH EQUIVALENTS, END OF YEAR.............  $  3,423    $    708      $    --        $  4,131
                                                     ========    ========      =======        ========

                            HEAFNER TIRE GROUP, INC.

                                                                  FOR THE FISCAL YEAR ENDED
                                                                      DECEMBER 30, 2000
                                                     ---------------------------------------------------
                                                      PARENT    SUBSIDIARY
                                                     COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                     --------   ----------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss...........................................  $(42,693)   $(43,483)     $ 43,483       $(42,693)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Net loss from discontinued operations............        --      39,938            --         39,938
  Loss on disposal of discontinued operations......        --       1,200            --          1,200
  Depreciation and amortization of goodwill, other
     intangibles and other assets..................     7,965       7,513            --         15,478
  Deferred taxes...................................     2,032         550            --          2,582
  Other............................................      (190)         21            --           (169)
  Equity in loss of subsidiaries...................    43,483          --       (43,483)            --
Changes in operating assets and liabilities:
  Accounts receivable, net.........................       529         (89)           --            440
  Inventories, net.................................   (16,421)     (6,129)           --        (22,550)
  Other current assets.............................    (6,404)     (2,666)           --         (9,070)
  Accounts payable and accrued expenses............    45,663       8,844            --         54,507
  Other............................................     1,331        (419)           --            912
                                                     --------    --------      --------       --------
          Net cash provided by continuing
            operations.............................    35,295       5,280            --         40,575
                                                     --------    --------      --------       --------
          Net cash used in discontinued
            operations.............................        --     (14,786)           --        (14,786)
                                                     --------    --------      --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired...............   (69,449)       (700)           --        (70,149)
  Purchase of property and equipment...............    (3,849)    (10,875)           --        (14,724)
  Proceeds from sale of property and equipment.....     2,170         548            --          2,718
  Intercompany.....................................   (19,541)     19,541            --             --
                                                     --------    --------      --------       --------
          Net cash provided by (used in) investing
            activities.............................   (90,669)      8,514            --        (82,155)
                                                     --------    --------      --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt.........        --         105            --            105
  Principal payments on long-term debt.............      (260)     (1,981)           --         (2,241)
  Net proceeds from revolving credit facility......    55,332          --            --         55,332
                                                     --------    --------      --------       --------
          Net cash provided by (used in) financing
            activities.............................    55,072      (1,876)           --         53,196
                                                     --------    --------      --------       --------
Net decrease in cash and cash equivalents..........      (302)     (2,868)           --         (3,170)
Cash and cash equivalents, beginning of year.......     3,820       2,677            --          6,497
                                                     --------    --------      --------       --------
CASH AND CASH EQUIVALENTS, END OF YEAR.............  $  3,518    $   (191)     $     --       $  3,327
                                                     ========    ========      ========       ========

                            HEAFNER TIRE GROUP, INC.

                                                                  FOR THE FISCAL YEAR ENDED
                                                                      DECEMBER 31, 1999
                                                      --------------------------------------------------
                                                      PARENT    SUBSIDIARY
                                                      COMPANY   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                      -------   ----------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss............................................  $(6,588)   $(3,314)       $3,314        $(6,588)
Adjustments to reconcile net loss to net cash used
  in operating activities:
  Net loss from discontinued operations.............       --      5,339            --          5,339
  Depreciation and amortization of goodwill, other
     intangibles and other assets...................    6,557      6,178            --         12,735
  (Gain) loss on property and equipment disposals...     (398)         6            --           (392)
  Deferred taxes....................................      122      2,759            --          2,881
  Other.............................................     (200)        --            --           (200)
  Equity in loss of subsidiaries....................    3,314         --        (3,314)            --
  Changes in operating assets and liabilities:
     Accounts receivable, net.......................    4,926     (6,252)           --         (1,326)
     Inventories, net...............................   (4,949)    (8,203)           --        (13,152)
     Other current assets...........................      451     (1,283)           --           (832)
     Accounts payable and accrued expenses..........  (14,400)    (5,884)           --        (20,284)
     Other..........................................      183         37            --            220
                                                      -------    -------        ------        -------
          Net cash used in continuing operating
            activities..............................  (10,982)   (10,617)           --        (21,599)
                                                      -------    -------        ------        -------
          Net cash used in discontinued
            operations..............................       --     (2,133)           --         (2,133)
                                                      -------    -------        ------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Mergers and acquisitions, net of cash acquired....  (11,216)      (875)           --        (12,091)
  Purchase of property and equipment................   (3,541)    (7,677)           --        (11,218)
  Proceeds from sale of property and equipment......      768         18            --            786
  Intercompany......................................  (26,074)    26,074            --             --
  Other.............................................    1,785         50            --          1,835
                                                      -------    -------        ------        -------
          Net cash provided by (used in) investing
            activities..............................  (38,278)    17,590            --        (20,688)
                                                      -------    -------        ------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt..........   (1,393)    (4,113)           --         (5,506)
  Net proceeds from revolving credit facility.......   52,763         --            --         52,763
  Cash received for stock purchase..................      575         --            --            575
  Cash paid for stock repurchase....................      (31)        --            --            (31)
  Cash paid for costs associated with change in
     control........................................   (1,697)        --            --         (1,697)
  Cash paid for financing costs.....................   (1,915)        --            --         (1,915)
  Other.............................................       80         --            --             80
                                                      -------    -------        ------        -------
          Net cash provided by (used in) financing
            activities..............................   48,382     (4,113)           --         44,269
                                                      -------    -------        ------        -------
Net increase (decrease) in cash and cash
  equivalents.......................................     (878)       727            --           (151)
Cash and cash equivalents, beginning of year........    4,698      1,950            --          6,648
                                                      -------    -------        ------        -------
CASH AND CASH EQUIVALENTS, END OF YEAR..............  $ 3,820    $ 2,677        $   --        $ 6,497
                                                      =======    =======        ======        =======

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

                 NAME                    AGE   POSITION
                 ----                    ---   --------
Richard P. Johnson.....................  54    President, Chief Executive Officer and
                                               Director
William E. Berry.......................  47    Executive Vice President and Chief
                                               Financial Officer
J. Michael Gaither.....................  49    Executive Vice President, General
                                               Counsel and Treasurer
Daniel K. Brown........................  48    Senior Vice President -- Procurement
Phillip E. Marrett.....................  51    Senior Vice President -- Sales and
                                               Marketing
J. David Phillips......................  55    Senior Vice President -- Human
                                               Resources
Randall Haas...........................  51    President, Heafner Tire
                                               Group -- Central Division
James Matthews.........................  58    President, Heafner Tire
                                               Group -- Northern Division
Joseph P. Donlan.......................  55    Director
Kim G. Davis...........................  48    Director
Tim R. Palmer..........................  44    Director
Jon M. Biotti..........................  33    Director
Todd Krasnow...........................  44    Director
M. Lenny Pippin........................  54    Director

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

     William E. Berry -- Executive Vice President and Chief Financial
Officer. Mr. Berry joined Heafner in May 1998 as a result of the merger with ITCO Tire Company and served as Senior Vice President of Finance for the Southeast Division. Prior to that, he joined ITCO Tire Company as Controller in 1984 and served as its Senior Vice President of Finance until 1996. From 1996 to the merger with Heafner, he served as ITCO's Executive Vice President in charge of business development and sales and marketing. Prior to that, Mr. Berry held a variety of financial management positions for a subsidiary of the Dr. Pepper Company and also spent three years in a public accounting firm. He holds a B.S. in Business Administration from Virginia Tech.

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

     Daniel K. Brown -- Senior Vice President -- Procurement. Mr. Brown joined Heafner in 1975 and held various field sales assignments before becoming Marketing Manager in 1979. He advanced to Director of Marketing and to Vice President of Marketing during the 1980's and was named Vice President of Sales and Marketing in 1991, assuming responsibility for distribution center operations. In 1997 he was named Senior Vice President of Sales and Marketing with responsibility for vendor relations and program negotiations as well as the sales and marketing activities for Heafner. Mr. Brown holds a B.A. from Western Carolina University.

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

     Randall M. Haas -- President, Heafner Tire Group -- Central Division. Mr. Haas joined T.O. Haas Tire Co. in 1968 and held several management positions prior to becoming President in 1975, a position he held until T.O. Haas became a part of Heafner in May 2000. Mr. Haas also served as President of its parent company T.O. Haas Holding Co., Inc. from 1983 until 2000. Mr. Haas received his bachelor's degree from the University of Nebraska in 1973.

     James L. Matthews -- President, Heafner Tire Group -- Northern
Division. Mr. Matthews joined Heafner Tire Group as President of the Northern Division in July 2000. Mr. Matthews has over 30 years experience in the tire industry having served in a variety of management positions with both ITCO and Merchant's including President and Chief Operating Officer of Merchant's Inc. from 1985-2000. Mr. Matthews received his bachelor's degree in accounting from Barton College in 1972.

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

     Jon M. Biotti -- Director. Mr. Biotti has been a Director since May 1999. He is a Senior Associate at Charlesbank Capital Partners, LLC. Prior to joining Charlesbank in July 1998, Mr. Biotti pursued postgraduate research studies in principal investing and entrepreneurship as an Entrepreneurial Studies Research Fellow at the Harvard Graduate School of Business Administration. Previously, he was affiliated with Brown Brothers Harriman & Co., the Walt Disney Company and Wasserstein Perella & Co. Mr. Biotti holds a B.A. from Harvard University, an M.P.A. from the Kennedy School & Government and an M.B.A. from Harvard University.

     Todd Krasnow -- Director. Mr. Krasnow is the cofounder and Chief Executive Officer of ZOOTS, The Cleaner Cleaner. Prior to ZOOTS, he was Executive Vice President of Sales and Marketing for Staples. He joined Staples as part of its original management team in 1986, before it opened its first office superstore in the country. During his 12 years with Staples, Mr. Krasnow helped launch the company's California operations, ran the company's international joint ventures and started the company's catalog operation. Mr. Krasnow serves on several local non-profit boards. He graduated from Cornell University and from Harvard Business School in 1983.

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

ITEM 11.  EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

     The following table contains information concerning the compensation for services in all capacities to Heafner for the fiscal years 2001, 2000 and 1999 of the following "Named Executive Officers," who are those persons who (a) served during the fiscal year ended December 29 2001 as the Chief Executive Officer of Heafner and, (b) were, at December 29, 2001, the other four most highly compensated executive officers of Heafner who earned more than $100,000 in salary and bonus in 2001.

                                                                               LONG-TERM
                                                                              COMPENSATION
                                                 ANNUAL COMPENSATION
                                           --------------------------------    SECURITIES
                                 FISCAL                        OTHER ANNUAL    UNDERLYING     ALL OTHER
                                  YEAR     SALARY     BONUS    COMPENSATION   OPTIONS/SARS   COMPENSATION
NAME AND PRINCIPAL POSITION      ENDED       ($)       ($)        ($)(A)         (#)(B)          ($)
---------------------------     --------   -------   -------   ------------   ------------   ------------
Richard P. Johnson(c).........  12/29/01   400,000   141,730      26,000             --            9,325
  President, Chief Executive    12/30/00   275,000   161,975          --         30,000               --
  Officer                       12/31/99   280,166   121,780      15,500         75,000               --
Donald C. Roof(c).............  12/29/01    15,384        --          --             --        1,100,384(d)
  Former President, Chief       12/30/00   400,000        --          --         50,000               --
  Executive Officer             12/31/99   334,588   135,372      50,500        200,000               --
William E. Berry..............  12/29/01   215,000    56,291      16,000             --           11,040
  Executive Vice President and  12/30/00   177,343    85,251       5,500          2,500            8,447
  Chief Financial Officer       12/31/99   165,000    57,845       5,000          2,500          694,392(e)
J. Michael Gaither............  12/29/01   261,000    56,291      16,000             --            8,890
  Executive Vice President,     12/30/00   246,000    36,900          --         25,000               --
  General Counsel and                                             41,153         75,000               --
  Secretary                     12/31/99   236,885    71,882
Daniel K. Brown...............  12/29/01   242,000    56,291      16,000             --           11,299
  Senior Vice President --      12/30/00   230,000    34,500          --         25,000               --
  Procurement                   12/31/99   202,085    61,322     113,909         75,000               --
Phillip Marrett...............  12/29/01   190,000    56,291          --             --            7,013
  Senior Vice President --      12/30/00   137,500    68,640          --          2,500           10,112
  Sales and Marketing           12/31/99   126,731    44,479          --          2,500           13,080

---------------

(a) This column includes amounts for perquisites and other personal benefits including the annual contribution for deferred compensation plan in cases where such aggregate amounts exceed the reporting threshold of $50,000 or 10% of total annual salary and bonus.
(b) This column includes stock options granted in 1999 and 2000 under Heafner's stock option plans, which is discussed below under "-- Stock Option Plans." 162,188 of the options granted in 1999 and 31,606 of the options granted in 2000 vested as of December 29, 2001. The remaining options vest as described in "-- Stock Option Plans," below.
(c) Effective January 2001, Mr. Johnson succeeded Mr. Roof as President and Chief Executive Officer and Mr. Roof left the Company's employ.
(d)  Amount represents severance payments made to Mr. Roof in 2001.
(e)  Amount represents proceeds from exercise of stock appreciation rights.

OPTION/SAR GRANTS IN 2000

     No stock appreciation rights were granted during 2001.

     No options to purchase common stock were exercised by the Named Executive Officers during the 12 months ended December 29, 2001.

STOCK OPTION PLANS

     The Company has adopted two stock option plans, the Amended and Restated 1997 Stock Option Plan and the 1999 Stock Option Plan, both of which are designed to motivate designated employees, officers, directors and independent contractors of Heafner by encouraging them to acquire a proprietary interest in the Company. Heafner's Board of Directors, acting through a "plan committee" of at least two members of the board, administers the stock option plans, selects eligible participants, determines the number of shares subject to each option granted under the stock option plans and sets other terms and conditions applicable to participants in the stock option plans. As of December 29, 2001, the maximum aggregate number of shares which may be issued under the stock option plans is 1,583,250 shares of Class A common stock.

     The stock option plans provide for the grant to designated employees, officers, directors and independent contractors of Heafner of options to purchase shares of Class A common stock. The plan committee has sole authority to select those individuals to whom options may be granted and to determine the number of shares of Class A common stock that will be issuable upon exercise of the options granted. The purchase price for shares of Class A common stock issuable upon exercise of the options granted is fixed by the plan committee, but cannot be less than the fair market value of the Class A common stock, as determined in good faith by Heafner's Board of Directors, if the corresponding option is intended to qualify as an incentive stock option under the Internal Revenue Code. As of December 29, 2001, options to purchase an aggregate of 1,251,500 shares of Class A common stock, at prices ranging from $1.10 to $9.00 per share, were outstanding under the stock option plans.

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

     - the majority of Heafner's Board of Directors no longer comprises persons currently serving on the board or persons designated by the current board majority,

     - at any time prior to an initial public offering, Charlesbank and its affiliates collectively own less than 50% of the combined voting power of the then outstanding shares of common stock of Heafner,

     - the adoption of a plan relating to the liquidation or dissolution of Heafner in connection with an equity investment or sale or a business combination transaction, or

     - any other event or transaction that the Board of Heafner deems to be a "change of control".

     Options outstanding under the stock option plans would become fully vested and immediately exercisable upon any change of control to the extent provided in the relevant stock option agreements.

RESTRICTED STOCK

     The Company has given designated employees, officers, directors and independent contractors of Heafner the opportunity to acquire restricted shares of Class A common stock. Heafner's Board of Directors administers the restricted stock arrangements, selects eligible participants, determines the number of shares to be offered to each participant and sets other applicable terms and conditions. As of December 29, 2001, a total of 130,000 restricted shares of Class A common stock were outstanding.

     Shares of restricted stock are issued by Heafner at the fair market value at the date of issuance. Some or all of the purchase price may be paid in the form of a promissory note given by the purchaser of the shares. In some cases, the principal and/or interest due on the notes is forgiven over time by Heafner as determined by the Company's Board of Directors.

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

COMPENSATION OF DIRECTORS

     During the year ended December 29, 2001, directors who were not employees of the Company, nominees of The 1818 Mezzanine Fund, or Charlesbank Capital were paid a fee of $2,000 for each board meeting attended.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 2001, Kim Davis and M. Lenny Pippin served on a compensation committee of Heafner's Board of Directors, which reviewed and recommended executive compensation for the Named Executive Officers and other executives of Heafner. All compensation recommendations of the executive committee were reviewed by and subject to the approval of the full Board of Directors of Heafner.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The compensation committee, at the direction of the Board of Directors of the Company, recommends the compensation of the Named Executive Officers and other executives of Heafner. In addition, the compensation committee administers Heafner's compensation and stock option plans.

     The key components of the compensation packages of the Company's executive officers are annual salary, bonuses dependent upon Heafner's performance, deferred compensation, and long-term, stock-based incentives. In addition, Heafner's executive officers receive health, accident, and life insurance, retirement, and other personal benefits typically offered to executives by other corporations equivalent in size.

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

     The established targets have "threshold" (entry), "target" (plan) and "stretch" (upper) levels defined. No bonus is paid to any individual or division whose results fall below the established threshold targets. The individual whose performance results meet the anticipated plan results is paid at "target" or 100% of the planned bonus. An individual whose results exceed the anticipated plan results can be paid at 200% of the "target" or greater if the results exceed the "stretch" or upper level of the plan. Performance above the upper levels will be prorated accordingly.

     Bonuses are subject to reduction or cancellation on the basis of a participant's individual performance or in the event of conduct by a participant detrimental to Heafner. Bonuses are payable in cash.

                                                THE COMPENSATION COMMITTEE
                                                       Kim G. Davis
                                                     M. Lenny Pippin

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

EMPLOYMENT AND SEVERANCE AGREEMENTS

     The Company has entered into executive severance agreements with each of Messrs. Johnson, Berry, Gaither, Brown and Marrett, providing for annual base salaries of approximately $400,000, $215,000, $261,000, $242,000 and $190,000
respectively, for the current year.

     The agreements each provide for additional compensation in the form of participation in Heafner's executive bonus plan and participation in Heafner's deferred compensation program. The agreements with Messrs. Johnson, Gaither and Brown provide for additional compensation in the form of a minimum annual bonus through 2001.

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

     The severance agreements each contain confidentiality and noncompete provisions.

EXECUTIVE BONUS PLAN

     Bonuses are paid on the basis of the Company's and/or the individual division's profitability results versus the pre-established targets. The compensation committee of the board recommends the performance-based targets for these bonuses and for each participant or group of participants in the divisions. The Board of Directors must approve these targets.

     The established targets have "threshold" (entry), "target" (plan) and "stretch" (upper) levels defined. No bonus is paid to any individual or division whose results fall below the established threshold targets. The individual whose performance results meet the anticipated plan results is paid at "target" or 100% of the planned bonus. An individual whose results exceed the anticipated plan results can be paid at 200% of the "target" or greater if the results exceed the "stretch" or upper level of the plan. Performance above the upper levels will be prorated accordingly.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of Heafner's common stock as of March 15, 2002 of:

     - each person known by Heafner to own beneficially more than 5% of the Class A common stock,

     - each director,

     - the Named Executive Officers and

     - all directors and executive officers of Heafner as a group.

                                                              NUMBER OF SHARES     PERCENT OF
                                                                BENEFICIALLY     CLASS A COMMON
NAME AND ADDRESS OF BENEFICIAL OWNER(A)                            OWNED            STOCK(B)
---------------------------------------                       ----------------   --------------
Charlesbank Equity Fund IV, Limited Partnership.............     4,961,734(c)         96.6%
The 1818 Mezzanine Fund, L.P................................     1,034,000(d)         16.8
Joseph P. Donlan............................................     1,034,000(d)         16.8
Kim G. Davis................................................     4,961,734(c)         96.6
Tim R. Palmer...............................................     4,961,734(c)         96.6
Jon M. Biotti...............................................            --(e)           --
Todd Krasnow................................................            --              --
M. Lenny Pippin.............................................            --              --
Richard P. Johnson..........................................        76,444(f)          1.5
William E. Berry............................................        24,948(g)          0.5
J. Michael Gaither..........................................        87,855(h)          1.7
Daniel K. Brown.............................................        87,855(h)          1.7
Phillip E. Marrett..........................................         6,875(g)          0.1
Donald C. Roof..............................................       160,000(i)          3.0
All directors and executive officers of Heafner as a group
  (14 persons)..............................................     6,303,523            99.0

---------------

(a) Unless otherwise indicated, the address for each person listed in the table is in care of Heafner Tire Group, Inc., 12200 Herbert Wayne Court, Suite 150, Huntersville, North Carolina 28078.
(b) Shares beneficially owned, as recorded in this table, are expressed as a percentage of the shares of Class A common stock. For purposes of computing the percentage of outstanding shares held by each person or group of persons named in this table, any securities which that person or group of persons has the right to acquire within 60 days of March 15, 2002 are deemed to be outstanding for purposes of computing the percentage ownership of such person or persons, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. As of March 15, 2002, 5,126,917 shares of Class A common were issued and outstanding.
(c) Represents (i) 4,846,179 shares of Class A common stock owned by Charlesbank Equity Fund IV, Limited Partnership, (ii) 4,444 shares of Class A common stock owned by its affiliate, Charlesbank Coinvestment Partners, LLC, and (iii) 111,111 shares of Class A common stock owned by an affiliate of Bain Capital and voted by Charlesbank pursuant to an irrevocable proxy. Messrs. Davis and Palmer are Managing Directors of Charlesbank Capital Partners, LLC, which has the indirect authority to vote and exercise investment power over shares of Class A common stock beneficially owned by Charlesbank. Since neither of Messrs. Davis and Palmer individually have the power to vote and exercise investment power over the shares, each of them disclaims beneficial ownership of the shares.
(d) Represents shares issuable upon the exercise of Warrants, as discussed below. Mr. Donlan is the co-manager of The 1818 Mezzanine Fund, L.P. and in that capacity will have authority to vote and exercise investment power over the shares. See "Certain Relationships and Related
     Transactions -- Warrants."
(e) Mr. Biotti is a Senior Associate of Charlesbank Capital Partners, LLC and has no authority to vote or exercise investment power over shares of Class A common stock beneficially owned by Charlesbank.
(f) Includes 49,334 shares of Class A common stock issuable upon the exercise of options.
(g) Includes 6,875 shares of Class A common stock issuable upon the exercise of options.

(h) Includes 62,855 shares of Class A common stock issuable upon the exercise of options.
(i) Includes 160,000 shares of Class A common stock issuable upon the exercise of options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

WARRANTS

     In connection with the incurrence of subordinated debt to finance the acquisition of Winston in May 1997, Heafner issued to The 1818 Mezzanine Fund,
L. P. (the "1818 Fund") warrants (the "Warrants") to purchase shares of Heafner's common stock. Joseph P. Donlan, a member of Heafner's Board of Directors, is a Managing Director of Brown Brothers Harriman & Co., the 1818 Fund's general partner. Mr. Donlan and Robert R. Gould, a Partner of Brown Brothers Harriman & Co., are co-managers of the 1818 Fund, and in that capacity they exercise voting and investment power over the 1818 Fund's shares. The Warrants are exercisable for 1,034,000 shares of Class A common stock. The Warrants may be exercised, in whole or in part, at any time prior to the earliest of:

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

     The Company and the 1818 Fund are also parties to a warrant holder agreement, dated as of May 21, 1999, which contains provisions restricting the transferability of the Warrants, including a right of first offer in favor of Heafner, and grants registration rights with respect to shares of Class A common stock issuable upon exercise of the Warrants.

PREFERRED STOCK

SERIES A PREFERRED STOCK AND SERIES B PREFERRED STOCK

     In connection with entering into the Winston Private Brand Supply Agreement, Kelly-Springfield purchased from Heafner 7,000 newly issued shares of Heafner's Series A Cumulative Redeemable Preferred Stock, par value $.01 (the "Series A preferred stock"), and 4,500 newly issued shares of Heafner's Series B Cumulative Redeemable Preferred Stock, par value $.01 (the "Series B preferred stock"), for an aggregate purchase price of $11.5 million. Kelly-Springfield is the sole holder of each series of preferred stock. Each series of the preferred stock has a stated value and liquidation preference equal to $1,000 per share, except the liquidation preference of the Series B preferred stock is reduced from time to time based upon purchases by Heafner of certain types of tires from Kelly-Springfield.

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

     Subject to the limitations summarized below, beginning in December 2002 and ending in June 2007, Heafner is required to redeem 700 shares of Series A preferred stock each year on a semi-annual basis at 100% of the liquidation preference of such shares plus all accrued and unpaid dividends. Subject to the same limitations, the Company is required to redeem all of the outstanding shares of Series B preferred stock in June 2007 at the same redemption price. Unless restricted by the limitations summarized below, Heafner is also required to redeem all the preferred stock if the Winston Private Brand Supply Agreement is terminated or, at the request of Kelly-Springfield, if a change of control of Heafner occurs and Kelly-Springfield requests a termination of the Winston Private Brand Supply Agreement. Each series of preferred stock also is redeemable at any time at the Company's option.

     So long as any amounts are outstanding under Heafner's Revolver or subordinated notes, or any amending or replacing agreement for that debt, or any commitments to lend exist under such debt, Heafner is prohibited from:

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

SERIES C PREFERRED STOCK

     On April 2, 2001 the Company issued 1,333,334 shares of Series C Cumulative Redeemable Preferred Stock, par value $.01 ("Series C preferred stock") for $9.00 per share in exchange for $12.0 million in cash contributed by certain of its principal stockholders. Shares of Series C preferred stock accrue dividends at an annual rate of 12% and are redeemable beginning May 16, 2009 at the initial price plus any cumulative unpaid dividends as of the redemption date. However, as long as any shares of Series A preferred stock or Series B preferred stock remain outstanding, no dividends may be paid, nor redemption occur. Shares of Series C preferred stock are convertible into common stock at a conversion price of $9.00 per common share.

MONITORING FEE

     The Company expects to pay an advisory and monitoring fee not to exceed $200,000 annually to Charlesbank Capital Partners, LLC. None has been paid through December 29, 2001.

RELATED PARTY TRANSACTIONS

     On October 12, 2001, Haas entered into an Asset Purchase Agreement with T.O. Haas, LLC ("Haas LLC") for the sale of certain assets. The total purchase price was approximately $5.3 million, of which the Company received approximately $2.4 million in cash at closing. Haas LLC was formed by, among others, one of the executives of Haas. A portion of the purchase price for the Company's acquisition of Haas in second quarter 2000 is payable to this executive in the form of noncompete and stayput payments. In connection with the sale, such noncompete payments in the amount of $2.4 million ($1.2 million net of income taxes) were accelerated and such liability was satisfied as a reduction of the purchase price. Approximately $1.0 million of the purchase price is payable in the form of a promissory note (the "Note") due in two equal annual installments, with first such payment paid January 2, 2002. The Note bears interest at 6%. Stayput payments due to the executive of $1.6 million were accelerated to coincide with the schedule of payments due under the Note. Liabilities assumed by the buyer totaled $0.7 million, reflecting the remainder of the purchase price.

     In connection with the sale described above, the Company entered into a Supply and Retail Distribution Agreement with Haas LLC. Total sales under this agreement were approximately $2.4 million for fiscal 2001.

     In connection with the Haas acquisition in 2000, the Company sold certain parcels of real estate and leased them back in a transaction which closed on August 8, 2000. Total monthly payments under these leases are approximately $71,000. The leases expire July 31, 2010.

     Through July 2001, Heafner leased corporate office space in Lincolnton, North Carolina from Ann H. Gaither, the mother of the former Chairman of Heafner, and her sister, Carolyn H. Williams, for an annual rent equal to approximately $87,000. In July 2001, the Company terminated the lease and paid Ann H. Gaither $42,500 for the remaining lease obligation. Through January 2001, the Company leased its Winston-Salem, North Carolina distribution center from Ann H. Gaither for an annual rent equal to approximately $55,000. In connection with this property in Winston-Salem, Ann H. Gaither had a note owing to Heafner. In

January 2001, this building was sold and the balance on the note of $103,549 was repaid from the proceeds. In connection therewith, the Company was relieved of its lease obligation.

     The Company believes that the above transactions were on terms no less favorable to it than could have been obtained from an independent third party.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Documents filed as part of this Report:

          1. The following items, including consolidated financial statements of the Company, are set forth at Item 8 of this report:

        - Report of Independent Public Accountants

        - Consolidated Balance Sheets as of December 29, 2001 and December 30, 2000

        - Consolidated Statements of Operations for the years ended December 29, 2001, December 30, 2000 and December 31, 1999

        - Consolidated Statements of Stockholders' Investment for the years ended December 29, 2001, December 30, 2000 and December 31, 1999

        - Consolidated Statements of Cash Flows for the years ended December 29, 2001, December 30, 2000 and December 31, 1999

        - Notes to Consolidated Financial Statements

          2. Financial Statement Schedules

          Report of Independent Public Accountants (set forth on following page)

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
 FOR THE YEARS ENDED DECEMBER 29, 2001, DECEMBER 30, 2000 AND DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                          ADDITIONS
                                                   -----------------------
                                        BALANCE      CHARGED      CHARGED
                                       BEGINNING     TO COSTS     TO OTHER                      BALANCE
                                        OF YEAR    AND EXPENSES   ACCOUNTS     DEDUCTIONS     END OF YEAR
                                       ---------   ------------   --------     ----------     -----------
2001
Allowance for doubtful accounts......   $1,877        $3,125           --       $(1,431)(3)     $3,571
Acquisition exit cost reserves.......    1,833           245           --          (929)         1,149
Valuation allowance on deferred tax
  assets.............................       --         2,000           --            --          2,000
2000
Allowance for doubtful accounts......   $2,057        $  658      $   396(1)    $(1,234)(3)     $1,877
Acquisition exit cost reserves.......    2,173           536          459        (1,335)         1,833
1999
Allowance for doubtful accounts......   $2,020        $2,785      $   280(2)    $(3,028)(3)     $2,057
Acquisition exit cost reserves.......    5,860            --       (1,508)       (2,179)         2,173

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

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Heafner Tire Group, Inc. and Subsidiaries:

     We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Heafner Tire Group, Inc. and subsidiaries included in this Form 10-K, and have issued our report thereon dated March 22, 2002. Our audits were made for the purpose of forming an opinion on those financial statements taken as whole. The schedule listed in Item 14(a) of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Charlotte, North Carolina
March 22, 2002

          3. Exhibits:

             (a) Exhibits:

        3.1    Restated Certificate of Incorporation of Heafner Tire Group,
               Inc. (the "Company")?
        3.2    By-laws of the Company*
        3.3    Articles of Incorporation of The Speed Merchant, Inc.*
        3.4    By-laws of The Speed Merchant, Inc.*
        3.5    Articles of Incorporation of Phoenix Racing, Inc.*
        3.6    By-laws of Phoenix Racing, Inc.*
        3.7    Articles of Incorporation of California Tire Company++
        3.8    By-laws of California Tire Company++
        3.9    Articles of Incorporation of T.O. Haas Holding Co., Inc.?
        3.10   Amended By-laws of T.O. Haas Holding Co., Inc.?
        3.11   Articles of Incorporation of T.O. Haas Tire Co., Inc.?
        3.12   By-laws of T.O. Haas Tire Co., Inc.?
        4.1    Indenture, dated as of December 1, 1998, among the Company,
               First Union National Bank, as Trustee (the "Trustee"), and
               Oliver & Winston, Inc., ITCO Logistics Corporation, ITCO
               Holding Company, Inc., ITCO Tire Company, ITCO Tire Company of Georgia, The Speed Merchant, Inc., and Phoenix Racing,
               Inc. (the "Series D Indenture)+
        4.2 Supplemental Indenture to the Series D Indenture, dated as of February 22, 1999, among the Company, the Trustee, Oliver
               & Winston, Inc., The Speed Merchant, Inc., Phoenix Racing,
               Inc. and California Tire Company++
        4.3 Second Supplemental Indenture to the Series D Indenture, dated as of May 14, 1999, among the Company, the subsidiary guarantors party thereto and First Union National Bank, as Trustee?
        4.4 Third Supplemental Indenture to the Series D Indenture, dated as of May 25, 2000, among the Company, the subsidiary guarantors party thereto and First Union National Bank, as Trustee-
        4.5 Form of Series C and Series D Note (attached as Exhibit A to the Series D Indenture)+
        4.6    Share Purchase Agreement, dated as of March 30, 2001, among
               Heafner Tire Group, Inc., a Delaware corporation and the parties listed on Schedule I.?
       10.1 Second Amended and Restated Loan and Security Agreement, dated as of March 6, 2000, among the Company, Winston Tire
               Company, The Speed Merchant, Inc. and California Tire
               Company as Borrowers, and Fleet Capital Corporation, as
               Administrative Agent (the "Administrative Agent"), Bank of
               America, N.A., as Syndication Agent (the "Syndication
               Agent"), FleetBoston Robertson Stephens Inc., as Arranger
               (the "Arranger") and the financial institutions party from time to time party thereto, as Lenders+/-
       10.2    Amendment No. 1 to Second Amended and Restated Loan and
               Security Agreement-
       10.3    Amendment No. 2 to Second Amended and Restated Loan and
               Security Agreement-
       10.4    Amendment No. 3 to Second Amended and Restated Loan and
               Security Agreement-
       10.5    Amendment No. 4 and Waiver to Second Amended and Restated
               Loan and Security Agreement?
       10.6    Amendment No. 5 to Second Amended and Restated Loan and
               Security Agreement-
       10.7    Amendment No. 6 to Second Amended and Restated Loan and
               Security Agreement=
       10.8    Amendment No. 7 to Second Amended and Restated Loan and
               Security Agreement-
       10.9    Letter, dated March 6, 2000, from the Company to the
               Administrative Agent+/-

    10.10  Amended and Restated Registration Rights Agreement, dated as of May 21, 1999, between and among the Company, The 1818 Mezzanine Fund, L.P., and Charlesbank Equity Fund IV, Limited Partnership#
    10.11  Warrantholder Agreement, dated as of May 21, 1999, between the Company, The 1818 Mezzanine Fund,
           L.P. and Charlesbank Equity Fund IV, Limited Partnership#
    10.12  Amended and Restated Warrant No. 2 exercisable for 1,034,000 shares of Class A Common Stock in the name of The 1818 Mezzanine Fund, L.P.#
    10.13  Securities Purchase Agreement, dated as of May 7, 1997, between The J. H. Heafner Company, Inc.
           and The Kelly-Springfield Tire and Rubber Company*
    10.14  Amendment to Securities Purchase Agreement, dated as of May 21, 1999, between and among the
           Company and The Kelly-Springfield Tire Company, a division of The Goodyear Tire and Rubber
           Company#
    10.15  Termination and Release Agreement, dated as of May 22, 1999, among the Company and the Class B stockholders party thereto#
    10.16  The J.H. Heafner Company Amended and Restated 1997 Stock Option Plan#
    10.17  Heafner Tire Group 1999 Stock Option Plan+/-
    10.18  The J.H. Heafner Company 1997 Restricted Stock Plan*
    10.19  Securities Purchase and Stockholders Agreement, dated as of May 28, 1997, among the Company and various management stockholders*
    10.20  Securities Purchase and Stockholders' Agreement, dated as of May 24, 1999, between the Company and each of Donald C. Roof, J. Michael Gaither, Daniel K. Brown and Richard P. Johnson#
    10.21  Executive Severance Agreement, dated as of May 24,1999, between the Company and Donald C. Roof#
    10.22  Amended and Restated Executive Severance Agreement, dated as of December 5, 2001, between the
           Company and J. Michael Gaither-
    10.23  Amended and Restated Executive Severance Agreement, dated as of December 5, 2001, between the
           Company and Richard P. Johnson-
    10.24  Amended and Restated Executive Severance Agreement, dated as of December 5, 2001, between the
           Company and Daniel K. Brown-
    10.25  Executive Severance Agreement, dated December 5, 2001, between the Company and William E. Berry-
    10.26  Executive Severance Agreement dated July 24, 2000, between the Company and Phillip E. Marrett-
    10.27  Stock Purchase Agreement dated April 14, 2000, between Heafner Tire Group Inc., T.O. Haas
           Holding Co., Randall M. Haas and Ricky L. Haas+/-+/-
    10.28  Stock Purchase Agreement, dated May 4, 2001, by and among Performance Management, Inc., Heafner
           Tire Group, Inc., as sole shareholder of Winston Tire Company, Winston Tire Company and Charles
           Bryant Kountz##,
    12.1   Statement re: Computation of Ratios-
    21.1   Chart of Subsidiaries of the Company-
    99.1   Letter to the Securities and Exchange Commission regarding Arthur Andersen LLP audit-

---------------

  *       Incorporated by reference to Heafner's Registration
          Statement on Form S-4 filed on August 18, 1998.
  + Incorporated by reference to Heafner's Form 8-K filed on December 15, 1998.

  ++      Incorporated by reference to Heafner's Registration
          Statement on Form S-4 filed on March 31, 1999.
  #       Incorporated by reference to Heafner's Registration
          Statement Form S-4 filed on June 9, 1999.
  +/-     Incorporated by reference to Heafner's 10-K, filed on March
          30, 2000.
  +/-+/- Incorporated by reference to Heafner's 8-K, filed on November 14, 2000.
  ?       Incorporated by reference to Heafner's 10-K filed on April
          9, 2001.
  ##      Incorporated by reference to Heafner's 10-Q filed on May 15,
          2001.
  = Incorporated by reference to Heafner's 10-Q filed on November 13, 2001.
  -       Filed herewith.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the year ended December 29, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2002.

                                          HEAFNER TIRE GROUP, INC.

                                          By:    /s/ RICHARD P. JOHNSON
                                            ------------------------------------
                                              Name: Richard P. Johnson
                                              Title: President and Chief
                                              Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 25, 2002.

                   SIGNATURE                                     TITLE                        DATE
                   ---------                                     -----                        ----


            /s/ RICHARD P. JOHNSON               Director, President and Chief           March 25, 2002
 ---------------------------------------------   Executive Officer
              Richard P. Johnson

             /s/ WILLIAM E. BERRY                Executive Vice President and Chief      March 25, 2002
 ---------------------------------------------   Financial Officer
               William E. Berry

            /s/ J. MICHAEL GAITHER               Executive Vice President, General       March 25, 2002
 ---------------------------------------------   Counsel and Treasurer
              J. Michael Gaither

             /s/ JOSEPH P. DONLAN                Director                                March 25, 2002
 ---------------------------------------------
               Joseph P. Donlan

               /s/ JON M. BIOTTI                 Director                                March 25, 2002
 ---------------------------------------------
                 Jon M. Biotti

               /s/ KIM G. DAVIS                  Director                                March 25, 2002
 ---------------------------------------------
                 Kim G. Davis

               /s/ TIM R. PALMER                 Director                                March 25, 2002
 ---------------------------------------------
                 Tim R. Palmer

              /s/ M. LENNY PIPPIN                Director                                March 25, 2002
 ---------------------------------------------
                M. Lenny Pippin

               /s/ TODD KRASNOW                  Director                                March 25, 2002
 ---------------------------------------------
                 Todd Krasnow