Form 10-Q
period 2002-03-30
HEAFNER TIRE GROUP INC
filed 2002-05-14
CIK 1068152

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2002

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

                                 (704) 992-2000

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of common shares outstanding at May 14, 2002: 5,126,917

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                    PAGE
                                                                                    ----

PART I.           FINANCIAL INFORMATION

  ITEM 1.         Financial Statements
                      Condensed Consolidated Balance Sheets -- March 30, 2002
                        (unaudited) and December 29, 2001.........................    1
                      Condensed Consolidated Statements of Operations
                        (unaudited) -- Quarters Ended March 30, 2002 and March 31,
                        2001......................................................    2
                      Condensed Consolidated Statements of Cash Flows
                        (unaudited) -- Quarters Ended March 30, 2002 and March 31,
                        2001......................................................    3
                      Notes to Condensed Consolidated Financial Statements........    4

  ITEM 2.         Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.........................................   14

  ITEM 3.         Quantitative and Qualitative Disclosures about Market Risk......   16

PART II.          OTHER INFORMATION

  ITEM 1.         Legal Proceedings...............................................   16

  ITEM 6.         Exhibits and Reports on Form 8-K................................   17

                  Signatures......................................................   18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                            HEAFNER TIRE GROUP, INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS -- MARCH 30, 2002 AND DECEMBER 29, 2001
                      (in thousands, except share amounts)

                                                              MARCH 30, 2002   DECEMBER 29, 2001
                                                              --------------   -----------------
                                                               (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................     $  3,628          $  4,131
  Accounts receivable, net of allowances of $3,849 and
     $3,571.................................................      102,554            93,621
  Inventories, net..........................................      159,238           154,212
  Deferred income taxes.....................................       12,944            27,364
  Other current assets......................................        7,779            10,851
                                                                 --------          --------
     Total current assets...................................      286,143           290,179
                                                                 --------          --------
Property and equipment, net.................................       24,690            27,486
Goodwill, net...............................................       93,940            93,940
Other intangible assets, net................................        4,462             5,171
Deferred income taxes.......................................       12,005            16,626
Other assets................................................        6,597             9,618
                                                                 --------          --------
          Total assets......................................     $427,837          $443,020
                                                                 ========          ========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
  Accounts payable..........................................     $175,656          $170,571
  Accrued expenses..........................................       20,501            20,643
  Current maturities of long-term debt......................        5,479             5,295
                                                                 --------          --------
     Total current liabilities..............................      201,636           196,509
                                                                 --------          --------
Revolving credit facility and other long-term debt..........      155,288           126,544
Series D Senior Notes.......................................       28,600           150,000
Capital lease obligations...................................       15,320             1,346
Other liabilities...........................................        7,660             8,042
Commitments and contingencies
Redeemable preferred stock (Note 10)........................       11,035            24,115
Stockholders' investment:
  Preferred stock (Note 11).................................       42,353                --
  Common stock, par value $.01 per share; 50,000,000 and
     15,000,000 shares authorized; 5,126,917 and 5,136,917
     shares issued and outstanding..........................           51                51
  Additional paid-in capital................................       22,748            22,751
  Warrants..................................................        1,759             1,137
  Notes receivable from sale of stock.......................         (337)             (340)
  Retained deficit..........................................      (58,276)          (87,135)
                                                                 --------          --------
     Total stockholders' investment.........................        8,298           (63,536)
                                                                 --------          --------
          Total liabilities and stockholders' investment....     $427,837          $443,020
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

                            HEAFNER TIRE GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                 (in thousands)

                                                                   QUARTERS ENDED
                                                              ------------------------
                                                              MARCH 30,      MARCH 31,
                                                                2002           2001
                                                              ---------      ---------
Net sales...................................................  $251,564       $267,792
Cost of goods sold..........................................   203,904        216,391
                                                              --------       --------
  Gross profit..............................................    47,660         51,401
Selling, general and administrative expenses................    42,527         52,844
                                                              --------       --------
  Operating income (loss)...................................     5,133         (1,443)
Other income (expense):
  Interest expense, net.....................................    (6,329)        (7,410)
  Other income, net.........................................       160            334
                                                              --------       --------
Loss from continuing operations before income taxes.........    (1,036)        (8,519)
Benefit for income taxes....................................      (414)          (649)
                                                              --------       --------
Loss from continuing operations before extraordinary item...      (622)        (7,870)
Loss from discontinued operations, net of income tax benefit
  of $0 and $514............................................        --           (769)
Loss on disposal of discontinued operations, net of income
  tax benefit of $89 and $0.................................      (134)            --
                                                              --------       --------
Loss before extraordinary item..............................      (756)        (8,639)
Extraordinary gain on repurchase of Series D Senior Notes,
  net of income tax provision of $19,990 and $0.............    29,975             --
                                                              --------       --------
Net income (loss)...........................................  $ 29,219       $ (8,639)
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

                            HEAFNER TIRE GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                      QUARTERS ENDED
                                                              -------------------------------
                                                              MARCH 30, 2002   MARCH 31, 2001
                                                              --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net cash used in continuing operating activities.....     $ (8,988)        $(17,761)
                                                                 --------         --------
       Net cash provided by discontinued operations.........           --            2,957
                                                                 --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired........................           --             (538)
  Purchase of property and equipment........................         (277)          (3,030)
  Proceeds from sale of property and equipment..............          536              825
  Proceeds from sale of assets of discontinued operations...           --            1,445
  Other, net................................................          (92)             315
                                                                 --------         --------
       Net cash provided by (used in) investing
        activities..........................................          167             (983)
                                                                 --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from revolving credit facility and other
     long-term debt.........................................       32,325           18,947
  Repurchase of Series D Senior Notes.......................      (64,959)              --
  Net proceeds from sale-leaseback transaction..............       13,285               --
  Proceeds received from issuance of preferred stock........       28,913               --
  Principal payments on other long-term debt................       (1,246)            (513)
                                                                 --------         --------
       Net cash provided by financing activities............        8,318           18,434
                                                                 --------         --------
Net (decrease) increase in cash and cash equivalents........         (503)           2,647
Cash and cash equivalents, beginning of period..............        4,131            3,327
                                                                 --------         --------
Cash and cash equivalents, end of period....................     $  3,628         $  5,974
                                                                 ========         ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION --
  Cash payments for interest................................     $  6,632         $  2,524
                                                                 ========         ========
  Cash payments for taxes...................................     $     13         $    256
                                                                 ========         ========

     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                            HEAFNER TIRE GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 30, 2002

1.  NATURE OF BUSINESS:

     Heafner Tire Group, Inc. (together with its subsidiaries, the "Company") (formerly The J. H. Heafner Company, Inc.), is a Delaware corporation primarily engaged in the wholesale distribution of tires and tire accessories.

2. BASIS OF PRESENTATION:

     The unaudited condensed consolidated financial statements have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's consolidated financial statements reported on Form 10-K for the fiscal year ended December 29, 2001. The results of the operations for the quarter ended March 30, 2002 are not necessarily indicative of the operating results for the full fiscal year. Certain prior period amounts have been reclassified to conform to the current period presentation.

3.  NEW ACCOUNTING PRONOUNCEMENTS:

     In July 2001, the FASB issued Statement No. 141 "Business Combinations" ("SFAS 141") and Statement No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. This statement also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill. SFAS 142 revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and in the event of an impairment indicator adjustments will be made to comply with the standard. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. The Company adopted the provisions of SFAS 142 effective January 1, 2002. The Company has until June 30, 2002 to complete the first step analysis to determine whether their goodwill is impaired. The Company is in the process of completing this analysis and has not determined the impact of potential goodwill impairment on the financial statements. The following table illustrates the comparable adjusted net income (loss) for the first quarter of 2002 and 2001:

                                                              FOR THE QUARTER ENDED
                                                              ---------------------
                                                              MARCH 30,   MARCH 31,
                                                                2002        2001
                                                              ---------   ---------
Reported loss before extraordinary item.....................   $  (756)    $(8,639)
Add back: goodwill amortization, net of income tax benefit
  of $113...................................................        --       1,635
                                                               -------     -------
     Adjusted loss before extraordinary item................   $  (756)    $(7,004)
                                                               =======     =======
Reported net income (loss)..................................   $29,219     $(8,639)
Add back: goodwill amortization, net of income tax benefit
  of $113...................................................        --       1,635
                                                               -------     -------
     Adjusted net income (loss).............................   $29,219     $(7,004)
                                                               =======     =======

                            HEAFNER TIRE GROUP, INC.

     In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS 121. However, this Statement retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This Statement supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), for the disposal of a segment of a business. However, this Statement retains the requirement of APB 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This Statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a temporarily controlled subsidiary. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company has adopted the provisions effective January 1, 2002.

4.  INVENTORIES:

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

5.  SHIPPING AND HANDLING COSTS:

     Outbound shipping and handling costs are classified as selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Such expenses totaled $15.7 million and $18.0 million for the quarters ended March 30, 2002 and March 31, 2001, respectively.

6.  DEFERRED INCOME TAXES:

     The Company has deferred tax assets of $24.9 million and $44.0 million at March 30, 2002 and December 29, 2001, respectively. The decrease in net deferred tax assets is primarily attributable to the utilization of $20.0 million of net operating loss carryforwards as it relates to the extraordinary gain for retirement of the Series D Senior Notes (see Note 9). Management has evaluated the Company's deferred tax assets and has concluded that the realizability of the deferred tax assets is "more likely than not", except as it relates to certain state net operating loss carryforwards ("NOLs"). Accordingly, a valuation allowance of $2.0 million has been provided. This evaluation considered the historical and long-term expected profitability of the Company's continuing operations and the expected efficiencies to be gained from efforts initiated in 2001 to streamline operations. Given the timing of the reversal of its temporary differences and the expiration date of its net operating loss carryovers, the Company believes that taxable income generated in current and future years will be sufficient to utilize the remaining net deferred tax assets. The Company's ability to generate future taxable income is dependent on numerous factors including general economic conditions, the state of the replacement tire market and other factors beyond management's control. Therefore, there can be no assurance that the Company will meet its expectation of future taxable income.

                            HEAFNER TIRE GROUP, INC.

7.  FINANCING ARRANGEMENTS:

     REVOLVING CREDIT FACILITY

     On March 18, 2002, the Company and its lenders executed an amendment to the revolving credit facility ("Revolver") to, among other things, amend the financial covenants contained therein, change the rate at which borrowings thereunder bear interest and amend certain definitions contained therein. In addition, the amended facility provides for additional availability due in part to a reduction in the minimum availability reserve (as defined in the agreement). The minimum availability reserve will begin to increase by $0.5 million in August 2002 and will increase each month until the reserve reaches the original amount in August 2003. The amended agreement provides for borrowings in the aggregate principal amount of up to the lesser of $180.0 million or the Borrowing Base, as defined in the agreement, which is based on 85% of eligible accounts receivable, the lesser of 65% of eligible tire inventory plus 65% of certain secured tire inventory (within limitations as defined in the agreement) or $90 million and the lesser of 50% of all other eligible inventory or $35 million less defined reserves. A nonrefundable fee of approximately $0.5 million was charged in connection with this amendment.

     The Revolver term expires in March 2005, extendable by the Company and the banks for an additional five years. Borrowings under the Revolver bear interest, at (i) the Base Rate, as defined, plus the applicable margin (2.0% as of March 30, 2002) or (ii) the Eurodollar Rate, as defined, plus the applicable margin (3.25% as of March 30, 2002). As a result of the amendment, the applicable margins as of April 1, 2002 for Eurodollar Rate loans are increased to 3.5%. These margins are subject to performance-based step-downs resulting in margins ranging from 0.75% to 2.0% for Base Rate loans and 2.0% to 3.5% for Eurodollar Rate loans, respectively.

     The Revolver, as amended, requires the Company to meet certain financial requirements, including minimum EBITDA, fixed charge coverage and tangible capital funds, all as defined, and minimum loan availability and certain covenants which, among other things, restrict the ability of the Company to incur additional indebtedness; enter into guarantees; make loans and investments; make capital expenditures; declare dividends; engage in mergers, consolidations and asset sales; enter into transactions with affiliates; create liens and encumbrances; enter into sale/leaseback transactions; modify material agreements; and change the business it conducts. As of May 14, 2002, the Company's financial measures were in excess of the minimums required, as amended, and management expects that such amounts will remain above the minimums for the foreseeable future. The Company's obligations under the Revolver are secured by all inventories and accounts receivable.

     Aggregate annual maturities of long-term debt, reflecting the debt restructuring discussed in Note 9, (excluding capital lease obligations) at March 30, 2002, are as follows (in thousands):

                   YEAR ENDING
                    DECEMBER:
                   -----------
2002 (remainder)..................................  $  4,750
2003..............................................     2,795
2004..............................................     1,790
2005..............................................   151,043
2006..............................................       172
Thereafter........................................    28,817
                                                    --------
                                                    $189,367
                                                    ========

                            HEAFNER TIRE GROUP, INC.

     CAPITAL LEASE OBLIGATIONS

     On March 27, 2002, the Company completed an agreement for the sale and leaseback of three of its owned facilities generating cash proceeds of $13.9 million. The Company reports this transaction as a capital lease using direct financing lease accounting. As such, the Company recorded a $14.0 million capital lease obligation during the first quarter. The Company has determined that all cash paid to the lessor is properly recorded as interest expense and that the capital lease obligation will be reduced when the Company no longer has continuing involvement with the properties. The initial term of the lease is for 20 years, followed by two, 10-year renewal options. The annual rent paid under the terms of the lease is $1.6 million annually (paid quarterly) and is adjusted for CPI changes every two years. In addition, the purchaser received warrants to purchase 0.75% of the Company's fully diluted common stock. The warrants have a term of 10 years with a stated exercise price of $3.00 per warrant.

8.  DISCONTINUED OPERATIONS:

     Effective January 26, 2001, the Company's Board of Directors authorized the exit of its retail operations and determined that it was in the Company's best interest to solely concentrate on wholesale distribution, which is its core business. In that regard, effective May 15, 2001, the Company completed a transaction pursuant to a Stock Purchase Agreement to sell all the capital stock in Winston Tire Company ("Winston"), its retail segment, to Performance Management, Inc. for a purchase price of approximately $10.0 million, of which $2.8 million is payable May 15, 2002. Accordingly, this segment has been reflected as a discontinued operation in the accompanying consolidated financial statements and previously reported financial results for all periods have been restated to reflect this treatment. Winston incurred operating losses subsequent to the January 26, 2001 measurement date through the date of sale, which were charged to the Company's existing reserve for discontinued operations. In the first quarter 2002, the Company recorded an additional loss on disposal of discontinued operations of approximately $0.1 million, net of income tax benefit of $0.1 million, for a cumulative net loss on sale of $13.9 million.

     Net sales of discontinued operations for the period ended January 26, 2001, the measurement date, were approximately $12.8 million. Net sales from continuing operations for the period ended March 31, 2001 include approximately $10.5 million of intersegment sales to Winston that have not been eliminated in the accompanying statement of operations.

     On January 15, 2002, Winston filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code. In connection therewith, the Company has agreed to provide Winston with a $2.0 million trade credit facility to acquire inventory from the Company and as such, the Supply and Retail Distribution Agreement dated May 15, 2001, was terminated in its entirety. The Company entered into a Settlement Agreement, dated January 16, 2002, with Winston, which was approved by the Bankruptcy Court by order dated February 6, 2002.

     The Company remains liable as a guarantor on certain of Winston's leases. As of March 30, 2002, total obligations of the Company, as guarantor on these leases is approximately $18 million. However, the Company has secured assignments or sublease agreements for a substantial amount of these commitments. The Company has assessed the terms of the settlement and its estimated guarantor obligations and believes that any potential liability has been adequately considered in prior provisions. However, due to the inherent uncertainties of the bankruptcy process, the Company may be exposed to additional liabilities, which are currently not known or quantifiable.

9.  EXTRAORDINARY ITEM:

     On February 5, 2002, the Company commenced an offer (as amended, the "Offer") to purchase its outstanding 10% Series D Senior Notes ("Senior Notes") due in 2008. The Offer contemplated the purchase

                            HEAFNER TIRE GROUP, INC.

by the Company of up to $126 million in aggregate principal amount of outstanding Senior Notes at a purchase price of not less than $450 nor greater than $535 per $1,000 in outstanding principal amount plus accrued but unpaid interest to but excluding the payment date. Concurrently with the Offer, the Company solicited consents to the amendment of certain covenants contained in the Indenture governing the Senior Notes, dated as December 1, 1998 (as amended and supplemented from time to time, the "Indenture"), among the Company, the Subsidiary Guarantors from time to time party thereto (the "Subsidiary Guarantors") and First Union National Bank, as trustee (the "Trustee").

     On March 27, 2002, the Company completed the Offer and repurchased $121.4 million in outstanding principal amount of the Senior Notes at a purchase price of $535 per $1,000 in face amount of Senior Notes, plus accrued and unpaid interest of $4.5 million. The Company funded the repurchase of the Senior Notes through several debt restructuring transactions ("Restructuring Transactions"). The Restructuring Transactions consisted of (i) an amendment to the Company's revolving credit facility to provide additional availability, (ii) a sale and leaseback of three of the Company's tire distribution warehouses generating cash proceeds of $13.9 million and (iii) an equity investment of $28.9 million from the issuance of 9,637,592 shares of Series D preferred stock to the Company's existing stockholders. Concurrently with the repurchase of the Senior Notes, the Company, the Subsidiary Guarantors and the Trustee executed the Fourth Supplemental Indenture to the Indenture. The amendments to the Indenture were effected primarily to permit the Restructuring Transactions and make other required modifications.

     The Company has accounted for the repurchase and extinguishment of the Senior Notes as an extraordinary item. In the first quarter 2002, the Company has recorded a $30.0 million extraordinary gain, net of income tax provision of $20.0 million.

10.  REDEEMABLE PREFERRED STOCK:

     The following represents the Company's issued and outstanding redeemable preferred stock, reflecting the amendment and modifications discussed in Note 11 below (in thousands, except share amounts):

                                                          MARCH 30, 2002   DECEMBER 29, 2001
                                                          --------------   -----------------
                                                           (UNAUDITED)
Redeemable preferred stock Series A -- 4% cumulative;
  7,000 shares authorized, issued and outstanding.......     $ 7,000            $ 7,000
Redeemable preferred stock Series B -- variable rate
  cumulative; 4,500 shares authorized, issued and
  outstanding...........................................       4,035              4,035
Redeemable preferred stock Series C-- 12% cumulative;
  1,333,334 shares authorized, issued and outstanding at
  December 29, 2001.....................................          --             13,080
                                                             -------            -------
          Total redeemable preferred stock..............     $11,035            $24,115
                                                             =======            =======

11.  STOCKHOLDERS' INVESTMENT:

     AMENDMENT TO ARTICLES OF INCORPORATION

     In conjunction with the Restructuring Transactions, the Company amended and restated its articles of incorporation to authorize 50,000,000 shares of a single class of $.01 par value common stock and 10,982,426 shares of $.01 par value preferred stock. Of the 10,982,426 shares of preferred stock, 7,000 shares are initially designated Series A preferred stock, 4,500 shares are initially designated Series B preferred stock, 1,333,334 shares are initially designated Series C preferred stock and 9,637,592 shares are initially designated Series D preferred stock. The conversion price of the Series C preferred stock was reduced to $3.00 per common share and the holders' redemption rights were eliminated.

                            HEAFNER TIRE GROUP, INC.

     PREFERRED STOCK

     The following represents the Company's issued and outstanding preferred stock (in thousands, except share amounts):

                                                          MARCH 30, 2002   DECEMBER 29, 2001
                                                          --------------   -----------------
                                                           (UNAUDITED)
Preferred stock Series C-- 12% cumulative; 1,333,334
  shares authorized, issued and outstanding.............      13,440                 --
Preferred stock Series D-- 12% cumulative; 9,637,592
  shares authorized; 9,637,592 and 0 shares issued and
  outstanding...........................................      28,913                 --
                                                             -------            -------
          Total preferred stock.........................     $42,353            $    --
                                                             =======            =======

     On March 27, 2002, the Company issued 9,637,592 shares of Series D preferred stock for $3.00 per share in exchange for $28.9 million in cash contributed by certain of its principal stockholders. The proceeds were used to repurchase certain of the Company's Senior Notes. Shares of Series D preferred stock accrue dividends at an annual rate of 12% and are redeemable by the Company, but not the holder, at the initial price plus any cumulative unpaid dividends as of the redemption date. However, as long as any shares of Series A preferred stock or Series B preferred stock remain outstanding, no dividends may be paid, nor redemption occur. In addition, shares of Series D preferred stock are convertible into common stock at a conversion price of $3.00 per common share.

12.  COMMITMENTS AND CONTINGENCIES:

     See "PART II -- OTHER INFORMATION, Item 1. Legal Proceedings."

     The Company is party to various lawsuits and claims, including purported class actions, arising in the normal course of business. In the opinion of management, these lawsuits and claims are not, singularly or in the aggregate, material to the Company's financial position or results of operations.

13.  SUBSEQUENT EVENT:

     On April 17, 2002, the Company announced plans to change its name from Heafner Tire Group to American Tire Distributors(R) effective July 4, 2002. The new name is part of the Company's transition from a collection of companies joined through acquisition into a single-minded organization with an unmatched, coast-to-coast footprint in the distribution market. The move follows two years of reorganization during which the Company discontinued its venture into tire retailing and strengthened its financial condition.

14.  SUBSIDIARY GUARANTOR FINANCIAL INFORMATION:

     The Company's Senior Notes are guaranteed on a full, unconditional and joint and several basis by all of the Company's direct subsidiaries, each of which is wholly-owned. The condensed consolidating financial information for the Company is as follows (in thousands):

                            HEAFNER TIRE GROUP, INC.

     Condensed consolidated balance sheets as of March 30, 2002 and December 29, 2001, are as follows:

                                                                    AS OF MARCH 30, 2002
                                                     ---------------------------------------------------
                                                      PARENT    SUBSIDIARY
                                                     COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                     --------   ----------   ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents........................  $  3,024    $    604     $      --       $  3,628
  Accounts receivable, net.........................    75,682      26,872            --        102,554
  Inventories, net.................................   110,523      48,715            --        159,238
  Other current assets.............................    19,647       1,076            --         20,723
  Intercompany receivables.........................    60,232          --       (60,232)            --
                                                     --------    --------     ---------       --------
     Total current assets..........................   269,108      77,267       (60,232)       286,143
                                                     --------    --------     ---------       --------
Property and equipment, net........................    18,927       5,763            --         24,690
Goodwill and other intangible assets, net..........    50,507      47,895            --         98,402
Investment in subsidiaries.........................    65,688          --       (65,688)            --
Other assets.......................................    17,683         919            --         18,602
                                                     --------    --------     ---------       --------
          Total assets.............................  $421,913    $131,844     $(125,920)      $427,837
                                                     ========    ========     =========       ========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
  Accounts payable.................................  $175,567    $     89     $      --       $175,656
  Accrued expenses.................................    16,963       3,538            --         20,501
  Current maturities of long-term debt.............     4,748         731            --          5,479
  Intercompany payables............................        --      60,232       (60,232)            --
                                                     --------    --------     ---------       --------
     Total current liabilities.....................   197,278      64,590       (60,232)       201,636
                                                     --------    --------     ---------       --------
Revolving credit facility and other long-term
  debt.............................................   155,199          89            --        155,288
Series D Senior Notes..............................    28,600          --            --         28,600
Capital lease obligations..........................    15,164         156            --         15,320
Other liabilities..................................     6,339       1,321            --          7,660
Redeemable preferred stock.........................    11,035          --            --         11,035
Stockholders' investment:
  Intercompany investment..........................        --      76,633       (76,633)            --
  Preferred stock..................................    42,353          --            --         42,353
  Common stock, par value $.01 per share;
     50,000,000 shares authorized; 5,126,917 shares
     issued and outstanding........................        51          --            --             51
  Additional paid-in capital.......................    22,748          --            --         22,748
  Warrants.........................................     1,759          --            --          1,759
  Notes receivable from sale of stock..............      (337)         --            --           (337)
  Retained deficit.................................   (58,276)    (10,945)       10,945        (58,276)
                                                     --------    --------     ---------       --------
     Total stockholders' investment................     8,298      65,688       (65,688)         8,298
                                                     --------    --------     ---------       --------
          Total liabilities and stockholder's
            investment.............................  $421,913    $131,844     $(125,920)      $427,837
                                                     ========    ========     =========       ========

                            HEAFNER TIRE GROUP, INC.

                                                                   AS OF DECEMBER 29, 2001
                                                     ---------------------------------------------------
                                                      PARENT    SUBSIDIARY
                                                     COMPANY    GUARANTORS   ELIMINATION    CONSOLIDATED
                                                     --------   ----------   ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents........................  $  3,423    $    708     $      --       $  4,131
  Accounts receivable, net.........................    67,368      26,253            --         93,621
  Inventories, net.................................   105,296      48,916            --        154,212
  Other current assets.............................    33,835       4,380            --         38,215
  Intercompany receivables.........................    65,072          --       (65,072)            --
                                                     --------    --------     ---------       --------
     Total current assets..........................   274,994      80,257       (65,072)       290,179
                                                     --------    --------     ---------       --------
Property and equipment, net........................    19,628       7,858            --         27,486
Goodwill and other intangible assets, net..........    50,543      48,568            --         99,111
Investment in subsidiaries.........................    66,350          --       (66,350)            --
Other assets.......................................    24,032       2,212            --         26,244
                                                     --------    --------     ---------       --------
          Total assets.............................  $435,547    $138,895     $(131,422)      $443,020
                                                     ========    ========     =========       ========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
  Accounts payable.................................  $170,170    $    401     $      --       $170,571
  Accrued expenses.................................    17,628       3,015            --         20,643
  Current maturities of long-term debt.............     3,568       1,727            --          5,295
  Intercompany payables............................        --      65,072       (65,072)            --
                                                     --------    --------     ---------       --------
     Total current liabilities.....................   191,366      70,215       (65,072)       196,509
                                                     --------    --------     ---------       --------
Revolving credit facility and other long-term
  debt.............................................   126,036         508            --        126,544
Series D Senior Notes..............................   150,000          --            --        150,000
Capital lease obligations..........................     1,163         183            --          1,346
Other liabilities..................................     6,403       1,639            --          8,042
Redeemable preferred stock.........................    24,115          --            --         24,115
Stockholders' investment:
  Intercompany investment..........................        --      76,634       (76,634)            --
  Common stock, par value $.01 per share;
     15,000,000 shares authorized; 5,136,917 shares
     issued and outstanding........................        51          --            --             51
  Additional paid-in capital.......................    22,751          --            --         22,751
  Warrants.........................................     1,137          --            --          1,137
  Notes receivable from sale of stock..............      (340)         --            --           (340)
  Retained deficit.................................   (87,135)    (10,284)       10,284        (87,135)
                                                     --------    --------     ---------       --------
     Total stockholders' investment................   (63,536)     66,350       (66,350)       (63,536)
                                                     --------    --------     ---------       --------
          Total liabilities and stockholder's
            investment.............................  $435,547    $138,895     $(131,422)      $443,020
                                                     ========    ========     =========       ========

                            HEAFNER TIRE GROUP, INC.

     Condensed consolidated statements of operations for the quarters ended March 30, 2002 and March 31, 2001 are as follows:

                                                                    FOR THE QUARTER ENDED
                                                                       MARCH 30, 2002
                                                     ---------------------------------------------------
                                                      PARENT    SUBSIDIARY
                                                     COMPANY    GUARANTORS   ELIMINATION    CONSOLIDATED
                                                     --------   ----------   ------------   ------------
Net sales..........................................  $184,557    $ 67,007     $      --       $251,564
Cost of goods sold.................................   148,807      55,097            --        203,904
                                                     --------    --------     ---------       --------
  Gross profit.....................................    35,750      11,910            --         47,660
Selling, general and administrative expenses.......    29,525      13,002            --         42,527
                                                     --------    --------     ---------       --------
  Operating income (loss)..........................     6,225      (1,092)           --          5,133
Other income (expense):
  Interest expense, net............................    (6,294)        (35)           --         (6,329)
  Other income, net................................       134          26            --            160
  Equity in loss of subsidiaries...................      (661)         --           661             --
                                                     --------    --------     ---------       --------
Loss from continuing operations before income
  taxes............................................      (596)     (1,101)          661         (1,036)
Provision (benefit) for income taxes...............        26        (440)           --           (414)
                                                     --------    --------     ---------       --------
Loss from continuing operations before
  extraordinary item...............................      (622)       (661)          661           (622)
Loss on disposal of discontinued operations........      (134)         --            --           (134)
                                                     --------    --------     ---------       --------
Loss before extraordinary item.....................      (756)       (661)          661           (756)
Extraordinary gain on repurchase of Senior Notes...    29,975          --            --         29,975
                                                     --------    --------     ---------       --------
Net income (loss)..................................  $ 29,219    $   (661)    $     661       $ 29,219
                                                     ========    ========     =========       ========

                                                                    FOR THE QUARTER ENDED
                                                                       MARCH 31, 2001
                                                     ---------------------------------------------------
                                                      PARENT    SUBSIDIARY
                                                     COMPANY    GUARANTORS   ELIMINATION    CONSOLIDATED
                                                     --------   ----------   ------------   ------------
Net sales..........................................  $181,411    $ 86,381     $      --       $267,792
Cost of goods sold.................................   148,374      68,017            --        216,391
                                                     --------    --------     ---------       --------
  Gross profit.....................................    33,037      18,364            --         51,401
Selling, general and administrative expenses.......    33,316      19,528            --         52,844
                                                     --------    --------     ---------       --------
  Operating loss...................................      (279)     (1,164)           --         (1,443)
Other income (expense):
  Interest expense, net............................    (7,363)        (47)           --         (7,410)
  Other income, net................................       225         109            --            334
  Equity in loss of subsidiaries...................    (1,787)         --         1,787             --
                                                     --------    --------     ---------       --------
Loss from continuing operations before income
  taxes............................................    (9,204)     (1,102)        1,787         (8,519)
Benefit for income taxes...........................      (565)        (84)           --           (649)
                                                     --------    --------     ---------       --------
Loss from continuing operations....................    (8,639)     (1,018)        1,787         (7,870)
Loss from discontinued operations..................        --        (769)           --           (769)
                                                     --------    --------     ---------       --------
Net loss...........................................  $ (8,639)   $ (1,787)    $   1,787       $ (8,639)
                                                     ========    ========     =========       ========

                            HEAFNER TIRE GROUP, INC.

     Condensed consolidated statements of cash flows for the quarters ended March 30, 2002 and March 31, 2001 are as follows:

                                                                    FOR THE QUARTER ENDED
                                                                       MARCH 30, 2002
                                                     ---------------------------------------------------
                                                      PARENT    SUBSIDIARY
                                                     COMPANY    GUARANTORS   ELIMINATION    CONSOLIDATED
                                                     --------   ----------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net cash provided by (used in) continuing
       operations..................................  $(13,480)   $  4,492     $      --       $ (8,988)
                                                     --------    --------     ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment.................      (219)        (58)           --           (277)
Proceeds from sale of property and equipment.......        10         526            --            536
Other, net.........................................       (92)         --            --            (92)
Intercompany.......................................     4,840      (4,840)           --             --
                                                     --------    --------     ---------       --------
     Net cash provided by (used in) investing
       activities..................................     4,539      (4,372)           --            167
                                                     --------    --------     ---------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from revolving credit facility and
  other long-term debt.............................    32,325          --            --         32,325
Repurchase of Series D Senior Notes................   (64,959)         --            --        (64,959)
Net proceeds from sale-leaseback transaction.......    13,285          --            --         13,285
Proceeds received from issuance of preferred
  stock............................................    28,913          --            --         28,913
Principal payments on other long-term debt.........    (1,022)       (224)           --         (1,246)
                                                     --------    --------     ---------       --------
     Net cash provided by (used in) financing
       activities..................................     8,542        (224)           --          8,318
                                                     --------    --------     ---------       --------
Net decrease in cash and cash equivalents..........      (399)       (104)           --           (503)
Cash and cash equivalents, beginning of period.....     3,423         708            --          4,131
                                                     --------    --------     ---------       --------
Cash and cash equivalents, end of period...........  $  3,024    $    604     $      --       $  3,628
                                                     ========    ========     =========       ========

                                                                    FOR THE QUARTER ENDED
                                                                       MARCH 31, 2001
                                                     ---------------------------------------------------
                                                      PARENT    SUBSIDIARY
                                                     COMPANY    GUARANTORS   ELIMINATION    CONSOLIDATED
                                                     --------   ----------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net cash used in continuing operations........  $(16,151)   $ (1,610)    $      --       $(17,761)
                                                     --------    --------     ---------       --------
     Net cash provided by discontinued
       operations..................................        --       2,957            --          2,957
                                                     --------    --------     ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired.................      (538)         --            --           (538)
Purchase of property and equipment.................    (1,591)     (1,439)           --         (3,030)
Proceeds from sale of property and equipment.......       822           3            --            825
Proceeds from sale of assets of discontinued
  operations.......................................        --       1,445            --          1,445
Other, net.........................................       315          --            --            315
Intercompany.......................................    (2,643)      2,643            --             --
                                                     --------    --------     ---------       --------
     Net cash provided by (used in) investing
       activities..................................    (3,635)      2,652            --           (983)
                                                     --------    --------     ---------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds of revolving credit facility..........    18,947          --            --         18,947
Principal payments on other long-term debt.........      (132)       (381)           --           (513)
                                                     --------    --------     ---------       --------
     Net cash provided by (used in) financing
       activities..................................    18,815        (381)           --         18,434
                                                     --------    --------     ---------       --------
Net increase (decrease) in cash and cash
  equivalents......................................      (971)      3,618            --          2,647
Cash and cash equivalents, beginning of period.....     3,518        (191)           --          3,327
                                                     --------    --------     ---------       --------
Cash and cash equivalents, end of period...........  $  2,547    $  3,427     $      --       $  5,974
                                                     ========    ========     =========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of the results of operations, financial condition and liquidity of the Company should be read in conjunction with the financial statements and related notes included in this report.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 30, 2002 COMPARED TO QUARTER ENDED MARCH 31, 2001

     Consolidated net sales in the first quarter of 2002 decreased by $16.2 million or 6.1% to $251.6 million compared to $267.8 million in the first quarter 2001. Sales in the first quarter 2002 were negatively impacted by continued weakness in the replacement tire market. Competition remains strong across all segments in the first quarter 2002 as competitors fought for limited sales dollars. Units of passenger and light truck tires shipped for the tire distribution industry were up approximately 3.3% in the first quarter of 2002 with shipments of 53.1 million units compared to shipments of 51.4 million units in the first quarter of 2001. First quarter 2002 industry unit shipments represent shipments to tire dealers and distributors and do not necessarily reflect sell out to retail customers.

     Gross profit decreased by $3.7 million or 7.3% to $47.7 million in the first quarter 2002 compared to $51.4 million in the first quarter 2001. Gross profit as a percentage of sales decreased 0.3% to 18.9% in the first quarter 2002 compared to 19.2% in the first quarter 2001. The decrease in gross profit is primarily attributed to decreased sales in first quarter 2002 as compared to first quarter 2001.

     Selling, general and administrative expenses decreased by $10.3 million in the first quarter 2002 representing 16.9% as a percentage of sales compared to 19.7% in 2001. Decreased operating expenses were a direct result of significant cost cutting initiatives undertaken throughout 2001. First quarter 2001 expenses included $1.8 million in severance payments.

     Interest expense decreased in the first quarter 2002 by $1.1 million to $6.3 million due to lower interest rates and reduced average monthly borrowings on the revolving credit facility resulting from improved working capital management.

     The income tax benefit in the first quarter 2002 was $0.4 million compared to $0.6 million for the same quarter in 2001.

     EBITDA from continuing operations increased $4.7 million to $7.5 million in the first quarter of 2002 compared to $2.8 million in the first quarter of 2001. This increase is primarily due to lower selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

     At March 30, 2002, the combined net indebtedness (net of cash) of the Company was $185.7 million compared to $304.9 million at March 31, 2001 and $277.7 million at December 29, 2001. Total commitments by the lenders under the Company's revolving credit facility ("Revolver") were $180.0 million at March 30, 2002. Available borrowings under the Revolver at March 30, 2002 were $15.1 million.

     The Company's principal sources of cash during the first quarter of 2002 were from borrowings under the Revolver and the issuance of Series D preferred stock. Cash was used to retire Series D Senior Notes. Cash used in continuing operations was $9.0 million for the quarter ended March 30, 2002 compared to $17.8 million for the quarter ended March 31, 2001. Net working capital at March 30, 2002 totaled $84.5 million, compared to $93.7 million at December 29, 2001, a decrease of $9.2 million. The decrease in working capital is primarily due to the decrease in deferred tax assets as a result of the extraordinary gain on the repurchase of the Senior Notes.

     Capital expenditures during the first quarter of 2002 and 2001 amounted to $0.3 million and $3.0 million, respectively. Capital expenditures in 2002 included warehouse racking and computer system upgrades.

     Effective March 18, 2002, the Company and its lenders amended the Revolver to, among other things, amend the financial covenants contained therein, change the rate at which borrowings thereunder bear interest, and amend certain definitions contained therein. In addition, the amended facility provides for additional availability of approximately $27.5 million. Following these amendments, borrowings will bear interest at (i) the Base Rate, as defined, plus the applicable margin or (ii) the Eurodollar Rate, as defined, plus the applicable margin. As of April 1, 2002, the applicable margin on Eurodollar rate loans was increased resulting in an applicable margin of 3.5% (3.25% at March 30, 2002). The applicable margins are subject to performance-based step-downs resulting in margins from 0.75% to 2.0% for Base Rate loans and 2.00% to 3.50% for Eurodollar Rate loans, respectively.

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

     On February 5, 2002, the Company commenced an offer (as amended, the "Offer") to purchase its outstanding 10% Series D Senior Notes ("Senior Notes") due in 2008. The Offer contemplated the purchase by the Company of up to $126 million in aggregate principal amount of outstanding Senior Notes at a purchase price of not less than $450 nor greater than $535 per $1,000 in outstanding principal amount plus accrued but unpaid interest to but excluding the payment date. Concurrently with the Offer, the Company solicited consents to the amendment of certain covenants contained in the Indenture governing the Senior Notes, dated as December 1, 1998 (as amended and supplemented from time to time, the "Indenture"), among the Company, the Subsidiary Guarantors from time to time party thereto (the "Subsidiary Guarantors") and First Union National Bank, as trustee (the "Trustee").

     On March 27, 2002, the Company completed the Offer and repurchased $121.4 million in outstanding principal amount of the Senior Notes at a purchase price of $535 per $1,000 in face amount of Senior Notes, plus accrued and unpaid interest of $4.5 million. The Company funded the repurchase of the Senior Notes through several debt restructuring transactions ("Restructuring Transactions"). The Restructuring Transactions consisted of (i) an amendment to the Company's revolving credit facility to provide additional availability, (ii) a sales and leaseback of three of the Company's tire distribution warehouses generating cash proceeds of $13.9 million and (iii) an equity investment of $28.9 million from the issuance of 9,637,592 shares of Series D preferred stock to the Company's existing stockholders. Concurrently with the repurchase of the Senior Notes, the Company, the Subsidiary Guarantors and the Trustee executed the Fourth Supplemental Indenture to the Indenture.

     The Company has accounted for the gain on the repurchase of the Senior Notes as an extraordinary item. In first quarter 2002, the Company has recorded an $30.0 million extraordinary gain, net of income tax provision of $20.0 million.

     The Company anticipates that its principal use of cash going forward will be to meet working capital and debt service requirements and to make capital expenditures. Based upon current and anticipated levels of operations, the Company believes that its cash flow from operations, together with amounts available under the Revolver, will be adequate to meet its anticipated requirements. There can be no assurance, however, that the Company's business will continue to generate sufficient cash flow from operations in the future to meet these requirements or to service its debt, and Heafner may be required to refinance all or a portion of its existing debt, or to obtain additional financing. These increased borrowings may result in higher interest payments. In addition, there can be no assurance that any such refinancing would be possible or that any additional financing could be obtained. The inability to obtain additional financing could have a material adverse effect on the Company.

INCOME TAXES

     The Company has deferred tax assets of $24.9 million and $44.0 million at March 30, 2002 and December 29, 2001, respectively. The decrease in net deferred tax assets is primarily attributable to the utilization of net operating loss carryforwards as it relates to the extraordinary gain for retirement of the Series D Senior Notes. Management has evaluated the Company's deferred tax assets and has concluded that the realizability of the deferred tax assets is "more likely than not", except as it relates to certain state net operating loss carryforwards. Accordingly, a valuation allowance of $2.0 million has been provided. This evaluation considered the historical and long-term expected profitability of the Company's continuing operations and the expected efficiencies to be gained from efforts initiated in 2001 to streamline operations. Given the timing of the reversal of its temporary differences and the expiration date of its net operating loss carryovers, the Company believes that taxable income generated in current and future years will be sufficient to utilize the remaining net deferred tax assets. The Company's ability to generate future taxable income is dependent on numerous factors including general economic conditions, the state of the replacement tire market and other factors beyond management's control. Therefore, there can be no assurance that the Company will meet its expectation of future taxable income.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     For the period ended March 30, 2002, the Company did not experience any material changes from the quantitative and qualitative disclosures about market risk presented in the Company's Report on Form 10-K for the fiscal year ended December 29, 2001.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     On April 4, 2002, the Company was named as a defendant in re Tires Incorporated of Broward v. The Goodyear Tire & Rubber Company, Martino Tire Company, Martino Tire Co. of Plantations, Martino Tire Co of Nob Hill, Martino Tire Co. of Hallandale, Wal-Mart Stores, Inc., Sears, Roebuck and Co., Tiresoles of Broward, Inc., Liberty Tire and Heafner Tire Group. The plaintiff alleges, among other things, a violation of Robinson-Patman Act. The Company believes the claim is without merit and is vigorously defending the matter.

     There have been no other material developments in legal proceedings involving the Company since those reported in the Company's Report on Form 10-K for the fiscal year ended December 29, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

          4.1 Agreement, dated as of May 13, 2002, among the stockholders of Heafner Tire Group, Inc., a Delaware corporation named on the signature pages hereto.

     (b) Reports on Form 8-K

         Report on Form 8-K was filed on April 11, 2002 related to the consummation of several debt restructuring transactions.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2002
                                          HEAFNER TIRE GROUP, INC.

                                          By:     /s/ WILLIAM E. BERRY
                                            ------------------------------------
                                                      William E. Berry
                                                Executive Vice President and
                                                  Chief Financial Officer
                                              (On behalf of the Registrant and
                                              as Principal Financial Officer)