Form 10-Q
period 2002-06-29
AMERICAN TIRE DISTRIBUTORS INC
filed 2002-08-12
CIK 1068152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2002
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 333-61713

American Tire Distributors, Inc.

A Delaware Corporation	IRS Employer Identification No. 56-0754594

12200 Herbert Wayne Court

Suite 150
Huntersville, North Carolina 28078

(704) 992-2000

      Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

      Number of common shares outstanding at August 12, 2002: 5,086,917

		Page

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets — June 29, 2002 (unaudited) and December 29, 2001	1

	Condensed Consolidated Statements of Operations (unaudited) — Quarters and Six Months Ended June 29, 2002 and June 30, 2001	2

	Condensed Consolidated Statements of Cash Flows (unaudited) — Six Months Ended June 29, 2002 and June 30, 2001	3

	Notes to Condensed Consolidated Financial Statements	4

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	19

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	20

ITEM 6.	Exhibits and Reports on Form 8-K	20

	Signatures	21

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements.

American Tire Distributors, Inc.

Condensed Consolidated Balance Sheets — June 29, 2002 and December 29, 2001
(in thousands, except share amounts)

	June 29, 2002	December 29, 2001

	(Unaudited)

Assets

Current assets:

Cash and cash equivalents	$4,435	$4,131

Accounts receivable, net of allowances of $2,599 and $3,571	112,246	93,621

Inventories	158,244	154,212

Deferred income taxes	12,540	27,364

Other current assets	7,514	10,851

Total current assets	294,979	290,179

Property and equipment, net	22,122	27,486

Goodwill, net	93,940	93,940

Other intangible assets, net	3,753	5,171

Deferred income taxes	12,004	16,626

Other assets	5,770	9,618

Total assets	$432,568	$443,020

Liabilities and Stockholders’ Investment

Current liabilities:

Accounts payable	$181,929	$170,571

Accrued expenses	17,216	20,643

Current maturities of long-term debt	4,676	5,295

Total current liabilities	203,821	196,509

Revolving credit facility and other long-term debt	159,038	126,544

Series D Senior Notes	28,600	150,000

Capital lease obligations	15,018	1,346

Other liabilities	4,890	8,042
Commitments and contingencies

Redeemable preferred stock (Note 10)	11,035	24,115

Stockholders’ investment:

Preferred stock (Note 11)	43,580	—

Common stock, par value $.01 per share; 50,000,000 and 15,000,000 shares authorized; 5,086,917 and 5,136,917 shares issued and outstanding	51	51

Additional paid-in capital	22,388	22,751

Warrants	1,759	1,137

Notes receivable from sale of stock	(17)	(340)

Accumulated deficit	(57,595)	(87,135)

Total stockholders’ investment	10,166	(63,536)

Total liabilities and stockholders’ investment	$432,568	$443,020

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

American Tire Distributors, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands)

	Quarters Ended		Six Months Ended

	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001

Net sales	$277,582	$301,840	$529,146	$569,632

Cost of goods sold	228,102	243,443	432,006	459,834

Gross profit	49,480	58,397	97,140	109,798

Selling, general and administrative expenses	41,494	52,793	84,021	105,637

Operating income	7,986	5,604	13,119	4,161

Other income (expense):

Interest expense, net	(4,279)	(7,573)	(10,608)	(14,983)

Other income (expense), net	(3)	369	157	703

Income (loss) from continuing operations before income taxes	3,704	(1,600)	2,668	(10,119)

Provision (benefit) for income taxes	1,482	(154)	1,068	(803)

Income (loss) from continuing operations before extraordinary item	2,222	(1,446)	1,600	(9,316)

Loss from discontinued operations, net of income tax benefit of $514	—	—	—	(769)

Loss on disposal of discontinued operations, net of income tax benefit of $130, $2,936, $219 and $2,936	(194)	(11,166)	(328)	(11,166)

Income (loss) before extraordinary item	2,028	(12,612)	1,272	(21,251)

Extraordinary gain (loss) on repurchase of Series D Senior Notes, net of income tax provision (benefit) of $(86), $0, $19,904 and $0	(120)	—	29,855	—

Net income (loss)	$1,908	$(12,612)	$31,127	$(21,251)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

American Tire Distributors, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended

	June 29, 2002	June 30, 2001

Cash flows from operating activities:

Net income (loss)	$31,127	$(21,251)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Loss on disposal of discontinued operations	328	11,166

Loss from discontinued operations	—	769

Extraordinary gain	(29,855)	—

Depreciation and amortization of goodwill and other intangibles	4,150	8,745

Amortization of other assets	679	595

Other, net	(2,231)	(42)

Change in operating assets and liabilities:

Accounts receivable, net	(18,760)	(24,175)

Inventories	(4,032)	8,281

Other current assets	2,693	1,855

Accounts payable and accrued expenses	7,195	909

Other, net	(3,418)	(290)

Net cash used in continuing operating activities	(12,124)	(13,438)

Net cash provided by discontinued operations	—	63

Cash flows from investing activities:

Net proceeds from sale of discontinued operations	—	9,285

Acquisitions, net of cash acquired	—	(885)

Payments on deferred purchase price of acquired businesses	—	(2,495)

Purchase of property and equipment	(627)	(4,155)

Proceeds from sale of property and equipment	1,958	1,365

Other, net	(92)	42

Net cash provided by investing activities	1,239	3,157

Cash flows from financing activities:

Net proceeds from revolving credit facility and other long-term debt	36,899	1,585

Repurchase of Series D Senior Notes	(64,959)	—

Net proceeds from sale-leaseback transaction	13,285	—

Proceeds received from issuance of preferred stock	28,913	12,000

Principal payments on other long-term debt	(2,909)	(703)

Cash paid for stock repurchase	(40)	—

Other, net	—	15

Net cash provided by financing activities	11,189	12,897

Net increase in cash and cash equivalents	304	2,679

Cash and cash equivalents, beginning of period	4,131	3,327

Cash and cash equivalents, end of period	$4,435	$6,006

Supplemental disclosures of cash flow information —

Cash payments for interest	$10,930	$14,125

Cash payments for taxes	$1,319	$420

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements
June 29, 2002

1.     Nature of Business:

      American Tire Distributors, Inc. (together with its subsidiaries, the “Company”) (formerly Heafner Tire Group, Inc.), is a Delaware corporation primarily engaged in the wholesale distribution of tires and tire accessories. On May 30, 2002, the Company changed its name from Heafner Tire Group, Inc. to American Tire Distributors, Inc. The new name is part of the Company’s transition from a collection of companies joined through acquisition into a single-minded organization with an unmatched, coast-to-coast footprint in the distribution market. The move follows two years of reorganization during which the Company discontinued its venture into tire retailing.

2.     Basis of Presentation:

      The unaudited condensed consolidated financial statements have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s consolidated financial statements reported on Form 10-K for the fiscal year ended December 29, 2001. The results of the operations for the quarter and six months ended June 29, 2002 are not necessarily indicative of the operating results for the full fiscal year. Certain prior period amounts have been reclassified to conform to the current period presentation.

3.     New Accounting Pronouncements:

      In July 2001, the FASB issued Statement No. 141 “Business Combinations” (“SFAS 141”) and Statement No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. This statement also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill. SFAS 142 revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and in the event of an impairment indicator adjustments will be made to comply with the standard. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”). The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. The Company adopted the provisions of SFAS 142 effective January 1, 2002. The Company has completed the first step analysis effective as of the beginning of 2002 and has determined that there is no goodwill impairment. The following table

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

illustrates the comparable adjusted net income (loss) for the quarters and six months ended June 29, 2002 and June 30, 2001, respectively:

	For the Quarters Ended		For the Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Reported income (loss) before extraordinary item	$2,028	$(12,612)	$1,272	$(21,251)

Add back: goodwill amortization, net of income tax benefit of $0, $177, $0 and $290	—	1,736	—	3,371

Adjusted income (loss) before extraordinary item	$2,028	$(10,876)	$1,272	$(17,880)

Reported net income (loss)	$1,908	$(12,612)	$31,127	$(21,251)

Add back: goodwill amortization, net of income tax benefit of $0, $177, $0 and $290.	—	1,736	—	3,371

Adjusted net income (loss)	$1,908	$(10,876)	$31,127	$(17,880)

      In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS 121. However, this Statement retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This Statement supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”), for the disposal of a segment of a business. However, this Statement retains the requirement of APB 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This Statement also amends ARB No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a temporarily controlled subsidiary. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company has adopted the provisions effective January 1, 2002 and the effective adoption was not material.

      In April 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.” This statement contains a number of changes under existing GAAP, including the elimination of extraordinary item classification of debt extinguishments that was previously required under SFAS 4. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002 with early adoption encouraged.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

that are initiated after December 31, 2002, with early application encouraged. The Company does not expect that adoption of this statement will have a material impact on the results of operations or financial position in the foreseeable future.

4.     Inventories:

      Inventories consist primarily of automotive tires, wheels and accessories and are valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. Terms with a majority of the Company’s tire vendors allow return of tire products, within limitations, specified in their supply agreements.

5.     Shipping and Handling Costs:

      Outbound shipping and handling costs are classified as selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Such expenses totaled $16.2 million and $18.4 million for the quarters ended June 29, 2002 and June 30, 2001, respectively and $31.9 million and $36.4 million for the six months ended June 29, 2002 and June 30, 2001, respectively.

6.     Deferred Income Taxes:

      The Company has deferred tax assets of $24.5 million and $44.0 million at June 29, 2002 and December 29, 2001, respectively. The decrease in net deferred tax assets is primarily attributable to the utilization of net operating loss carryforwards as it relates to the extraordinary gain on retirement of the Series D Senior Notes and from net income generated from continuing operations through June 29, 2002. Management has evaluated the Company’s deferred tax assets and has concluded that the realizability of the deferred tax assets is “more likely than not”, except as it relates to certain state net operating loss carryforwards (“NOLs”). Accordingly, a valuation allowance of $2.0 million has been provided. This evaluation considered the historical and long-term expected profitability of the Company’s continuing operations and the expected efficiencies to be gained from efforts initiated in 2001 to streamline operations. Given the timing of the reversal of its temporary differences and the expiration date of its net operating loss carryovers, the Company believes that taxable income generated in current and future years will be sufficient to utilize the remaining net deferred tax assets. The Company’s ability to generate future taxable income is dependent on numerous factors including general economic conditions, the state of the replacement tire market and other factors beyond management’s control. Therefore, there can be no assurance that the Company will meet its expectation of future taxable income.

7.     Financing Arrangements:

          Revolving Credit Facility

      On March 18, 2002, the Company and its lenders executed an amendment to the revolving credit facility (“Revolver”) to, among other things, amend the financial covenants contained therein, change the rate at which borrowings thereunder bear interest and amend certain definitions contained therein. In addition, the amended facility provides for additional availability due in part to a reduction in the minimum availability reserve (as defined in the agreement). The minimum availability reserve will begin to increase by $0.5 million in August 2002 and will increase each month until the reserve reaches the original amount in August 2003. The amended agreement provides for borrowings in the aggregate principal amount of up to the lesser of $180.0 million or the Borrowing Base, as defined in the agreement, which is based on 85% of eligible accounts receivable, the lesser of 65% of eligible tire inventory plus 65% of certain secured tire inventory (within limitations as defined in the agreement) or $90 million and the lesser of 50% of all other eligible inventory or

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

$35 million less defined reserves. A nonrefundable fee of approximately $0.5 million was charged in connection with this amendment.

      The Revolver term expires in March 2005, extendable by the Company and the banks for an additional five years. Borrowings under the Revolver bear interest, at (i) the Base Rate, as defined, plus the applicable margin (2.0% as of June 29, 2002) or (ii) the Eurodollar Rate, as defined, plus the applicable margin (3.5% as of June 29, 2002). As a result of the amendment, the applicable margins as of April 1, 2002 for Eurodollar Rate loans were increased to 3.5%. These margins are subject to performance-based step-downs resulting in margins ranging from 0.75% to 2.0% for Base Rate loans and 2.0% to 3.5% for Eurodollar Rate loans, respectively.

      The Revolver, as amended, requires the Company to meet certain financial requirements, including minimum EBITDA, fixed charge coverage and tangible capital funds, all as defined, and minimum loan availability and certain covenants which, among other things, restrict the ability of the Company to incur additional indebtedness; enter into guarantees; make loans and investments; make capital expenditures; declare dividends; engage in mergers, consolidations and asset sales; enter into transactions with affiliates; create liens and encumbrances; enter into sale/leaseback transactions; modify material agreements; and change the business it conducts. As of August 12, 2002, the Company’s financial measures were in excess of the minimums required, as amended, and management expects that such amounts will remain above the minimums for the foreseeable future. The Company’s obligations under the Revolver are secured by all inventories and accounts receivable.

      Aggregate annual maturities of long-term debt, reflecting the debt restructuring discussed in Note 9, (excluding capital lease obligations) at June 29, 2002, are as follows (in thousands):

Year Ending
December:

2002 (remainder)	$3,242

2003	2,741

2004	1,752

2005	155,593

2006	169

Thereafter	28,817

$192,314

          Capital Lease Obligations

      On March 27, 2002, the Company completed an agreement for the sale and leaseback of three of its owned facilities generating cash proceeds of $13.9 million. The Company reports this transaction as a capital lease using direct financing lease accounting. As such, the Company recorded a $14.0 million capital lease obligation during the first quarter. The Company has determined that all cash paid to the lessor is properly recorded as interest expense and that the capital lease obligation will be reduced when the Company no longer has continuing involvement with the properties. The initial term of the lease is for 20 years, followed by two, 10-year renewal options. The annual rent paid under the terms of the lease is $1.6 million annually (paid quarterly) and is adjusted for CPI changes every two years. In addition, the purchaser received warrants to purchase 0.75% of the Company’s fully diluted common stock. The warrants have a term of 10 years with a stated exercise price of $3.00 per warrant.

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

8.     Discontinued Operations:

      Effective January 26, 2001, the Company’s Board of Directors authorized the exit of its retail operations and determined that it was in the Company’s best interest to solely concentrate on wholesale distribution, which is its core business. In that regard, effective May 15, 2001, the Company completed a transaction pursuant to a Stock Purchase Agreement to sell all the capital stock in Winston Tire Company (“Winston”), its retail segment, to Performance Management, Inc. for a purchase price of approximately $10.0 million, of which $2.8 million was payable May 15, 2002. As of August 12, 2002 this balance remains outstanding and the Company is currently pursuing collection from Performance Management, Inc. Accordingly, this segment has been reflected as a discontinued operation in the accompanying consolidated financial statements and previously reported financial results for all periods have been restated to reflect this treatment. Winston incurred operating losses subsequent to the January 26, 2001 measurement date through the date of sale, which were charged to the Company’s existing reserve for discontinued operations. In the second quarter 2002, the Company recorded an additional loss on disposal of discontinued operations of approximately $0.2 million, net of income tax benefit of $0.1 million, for a cumulative net loss on sale of $14.1 million, of which $0.3 million was recognized in 2002.

      Net sales of discontinued operations for the period ended January 26, 2001, the measurement date, were approximately $12.8 million. Net sales from continuing operations for the three months ended June 30, 2001 include approximately $5.4 million of intersegment sales to Winston that have not been eliminated in the accompanying statement of operations. For the six months ended June 30, 2001, such intersegment sales totaled $15.8 million.

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

      The Company remains liable as a guarantor on certain of Winston’s leases. As of June 29, 2002, total obligations of the Company, as guarantor on these leases is approximately $17 million. However, the Company has secured assignments or sublease agreements for a substantial amount of these commitments. The Company has assessed the terms of the settlement and its estimated guarantor obligations and believes that any potential liability has been adequately considered in prior provisions. However, due to the inherent uncertainties of the bankruptcy process, the Company may be exposed to additional liabilities, which are currently not known or quantifiable.

9.     Extraordinary Item:

      On February 5, 2002, the Company commenced an offer (as amended, the “Offer”) to purchase its outstanding 10% Series D Senior Notes (“Senior Notes”) due in 2008. The Offer contemplated the purchase by the Company of up to $126 million in aggregate principal amount of outstanding Senior Notes at a purchase price of not less than $450 nor greater than $535 per $1,000 in outstanding principal amount plus accrued but unpaid interest to but excluding the payment date. Concurrently with the Offer, the Company solicited consents to the amendment of certain covenants contained in the Indenture governing the Senior Notes, dated as December 1, 1998 (as amended and supplemented from time to time, the “Indenture”), among the Company, the Subsidiary Guarantors from time to time party thereto (the “Subsidiary Guarantors”) and First Union National Bank, as trustee (the “Trustee”).

      On March 27, 2002, the Company completed the Offer and repurchased $121.4 million in outstanding principal amount of the Senior Notes at a purchase price of $535 per $1,000 in face amount of Senior Notes,

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

plus accrued and unpaid interest of $4.5 million. The Company funded the repurchase of the Senior Notes through several debt restructuring transactions (“Restructuring Transactions”). The Restructuring Transactions consisted of (i) an amendment to the Company’s revolving credit facility to provide additional availability, (ii) a sale and leaseback of three of the Company’s tire distribution warehouses generating cash proceeds of $13.9 million and (iii) an equity investment of $28.9 million from the issuance of 9,637,592 shares of Series D preferred stock to the Company’s existing stockholders. Concurrently with the repurchase of the Senior Notes, the Company, the Subsidiary Guarantors and the Trustee executed the Fourth Supplemental Indenture to the Indenture. The amendments to the Indenture were effected primarily to permit the Restructuring Transactions and make other required modifications.

      The Company has accounted for the repurchase and extinguishment of the Senior Notes as an extraordinary item. In the second quarter 2002, the Company has recorded additional charges of $0.1 million against the extraordinary gain, net of income tax benefit of $0.1 million, for a cumulative net extraordinary gain of $29.9 million.

10.     Redeemable Preferred Stock:

      The following represents the Company’s issued and outstanding redeemable preferred stock, reflecting the amendment and modifications discussed in Note 11 below (in thousands, except share amounts):

	June 29, 2002	December 29, 2001

	(Unaudited)

Redeemable preferred stock Series A — 4% cumulative; 7,000 shares authorized, issued and outstanding	$7,000	$7,000

Redeemable preferred stock Series B — variable rate cumulative; 4,500 shares authorized, issued and outstanding	4,035	4,035

Redeemable preferred stock Series C — 12% cumulative; 1,333,334 shares authorized, issued and outstanding at December 29, 2001.	—	13,080

Total redeemable preferred stock	$11,035	$24,115

11.     Stockholders’ Investment:

          Amendment to Articles of Incorporation

      In conjunction with the Restructuring Transactions, the Company amended and restated its articles of incorporation to authorize 50,000,000 shares of a single class of $.01 par value common stock and 10,982,426 shares of $.01 par value preferred stock. Of the 10,982,426 shares of preferred stock, 7,000 shares are initially designated Series A preferred stock, 4,500 shares are initially designated Series B preferred stock, 1,333,334 shares are initially designated Series C preferred stock and 9,637,592 shares are initially designated Series D preferred stock. The conversion price of the Series C preferred stock was reduced to $3.00 per common share and the holders’ redemption rights were eliminated.

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

          Preferred Stock

      The following represents the Company’s issued and outstanding preferred stock (in thousands, except share amounts):

	June 29, 2002	December 29, 2001

	(Unaudited)

Preferred stock Series C — 12% cumulative; 1,333,334 shares authorized; 1,333,334 and 0 shares issued and outstanding	$13,800	$—

Preferred stock Series D — 12% cumulative; 9,637,592 shares authorized; 9,637,592 and 0 shares issued and outstanding	29,780	—

Total preferred stock	$43,580	$—

      On March 27, 2002, the Company issued 9,637,592 shares of Series D preferred stock for $3.00 per share in exchange for $28.9 million in cash contributed by certain of its principal stockholders. The proceeds were used to repurchase certain of the Company’s Senior Notes. Shares of Series D preferred stock accrue dividends at an annual rate of 12% and are redeemable by the Company, but not the holder, at the initial price plus any cumulative unpaid dividends as of the redemption date. However, as long as any shares of Series A preferred stock or Series B preferred stock remain outstanding, no dividends may be paid, nor redemption occur. In addition, shares of Series D preferred stock are convertible into common stock at a conversion price of $3.00 per common share.

12.     Commitments and Contingencies:

      See “PART II — OTHER INFORMATION, Item 1. Legal Proceedings.”

      The Company is party to various lawsuits and claims, including purported class actions, arising in the normal course of business. In the opinion of management, these lawsuits and claims are not, singularly or in the aggregate, material to the Company’s financial position or results of operations.

13.     Subsequent Event:

      On July 10, 2002, the Company amended and restated its articles of incorporation to modify the terms of the Series C and Series D preferred stock of the Company so that such preferred stock will be redeemable in cash or stock at the option of the Company and not of the holders thereof.

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

14.     Subsidiary Guarantor Financial Information:

      The Company’s Senior Notes are guaranteed on a full, unconditional and joint and several basis by all of the Company’s direct subsidiaries, each of which is wholly-owned. The condensed consolidating financial information for the Company is as follows (in thousands):

      Condensed consolidated balance sheets as of June 29, 2002 and December 29, 2001, are as follows:

	As of June 29, 2002

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

Assets

Current assets:

Cash and cash equivalents	$3,809	$626	$—	$4,435

Accounts receivable, net	81,293	30,953	—	112,246

Inventories	108,028	50,216	—	158,244

Other current assets	18,513	1,541	—	20,054

Intercompany receivables	65,174	—	(65,174)	—

Total current assets	276,817	83,336	(65,174)	294,979

Property and equipment, net	16,734	5,388	—	22,122

Goodwill and other intangible assets, net	50,472	47,221	—	97,693

Investment in subsidiaries	66,589	—	(66,589)	—

Other assets	17,214	560	—	17,774

Total assets	$427,826	$136,505	$(131,763)	$432,568

Liabilities and Stockholders’ Investment

Current liabilities:

Accounts payable	$181,803	$126	$—	$181,929

Accrued expenses	14,104	3,112	—	17,216

Current maturities of long-term debt	4,266	410	—	4,676

Intercompany payables	—	65,174	(65,174)	—

Total current liabilities	200,173	68,822	(65,174)	203,821

Revolving credit facility and other long-term debt	159,038	—	—	159,038

Series D Senior Notes	28,600	—	—	28,600

Capital lease obligations	15,018	—	—	15,018

Other liabilities	3,796	1,094	—	4,890

Redeemable preferred stock	11,035	—	—	11,035

Stockholders’ investment:

Intercompany investment	—	76,633	(76,633)	—

Preferred stock	43,580	—	—	43,580

Common stock, par value $.01 per share; 50,000,000 shares authorized; 5,086,917 shares issued and outstanding	51	—	—	51

Additional paid-in capital	22,388	—	—	22,388

Warrants	1,759	—	—	1,759

Notes receivable from sale of stock	(17)	—	—	(17)

Accumulated deficit	(57,595)	(10,044)	10,044	(57,595)

Total stockholders’ investment	10,166	66,589	(66,589)	10,166

Total liabilities and stockholder’s investment	$427,826	$136,505	$(131,763)	$432,568

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

	As of December 29, 2001

	Parent	Subsidiary
	Company	Guarantors	Elimination	Consolidated

Assets

Current assets:

Cash and cash equivalents	$3,423	$708	$—	$4,131

Accounts receivable, net	67,368	26,253	—	93,621

Inventories	105,296	48,916	—	154,212

Other current assets	33,835	4,380	—	38,215

Intercompany receivables	65,072	—	(65,072)	—

Total current assets	274,994	80,257	(65,072)	290,179

Property and equipment, net	19,628	7,858	—	27,486

Goodwill and other intangible assets, net	50,543	48,568	—	99,111

Investment in subsidiaries	66,350	—	(66,350)	—

Other assets	24,032	2,212	—	26,244

Total assets	$435,547	$138,895	$(131,422)	$443,020

Liabilities and Stockholders’ Investment

Current liabilities:

Accounts payable	$170,170	$401	$—	$170,571

Accrued expenses	17,628	3,015	—	20,643

Current maturities of long-term debt	3,568	1,727	—	5,295

Intercompany payables	—	65,072	(65,072)	—

Total current liabilities	191,366	70,215	(65,072)	196,509

Revolving credit facility and other long-term debt	126,036	508	—	126,544

Series D Senior Notes	150,000	—	—	150,000

Capital lease obligations	1,163	183	—	1,346

Other liabilities	6,403	1,639	—	8,042

Redeemable preferred stock	24,115	—	—	24,115

Stockholders’ investment:

Intercompany investment	—	76,634	(76,634)	—

Common stock, par value $.01 per share; 15,000,000 shares authorized; 5,136,917 shares issued and outstanding	51	—	—	51

Additional paid-in capital	22,751	—	—	22,751

Warrants	1,137	—	—	1,137

Notes receivable from sale of stock	(340)	—	—	(340)

Accumulated deficit	(87,135)	(10,284)	10,284	(87,135)

Total stockholders’ investment	(63,536)	66,350	(66,350)	(63,536)

Total liabilities and stockholder’s investment	$435,547	$138,895	$(131,422)	$443,020

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

      Condensed consolidated statements of operations for the six months ended June 29, 2002 and June 30, 2001 are as follows:

	For the Six Months Ended
	June 29, 2002

	Parent	Subsidiary
	Company	Guarantors	Elimination	Consolidated

Net sales	$385,926	$143,220	$—	$529,146

Cost of goods sold	313,372	118,634	—	432,006

Gross profit	72,554	24,586	—	97,140

Selling, general and administrative expenses	59,773	24,248	—	84,021

Operating income	12,781	338	—	13,119

Other income (expense):

Interest expense, net	(10,546)	(62)	—	(10,608)

Other income, net	32	125	—	157

Equity in net income of subsidiaries	240	—	(240)	—

Income from continuing operations before income taxes	2,507	401	(240)	2,668

Provision for income taxes	907	161	—	1,068

Income from continuing operations before extraordinary item	1,600	240	(240)	1,600

Loss on disposal of discontinued operations	(328)	—	—	(328)

Income before extraordinary item	1,272	240	(240)	1,272

Extraordinary gain on repurchase of Senior Notes	29,855	—	—	29,855

Net income	$31,127	$240	$(240)	$31,127

	For the Six Months Ended
	June 30, 2001

	Parent	Subsidiary
	Company	Guarantors	Elimination	Consolidated

Net sales	$390,244	$179,388	$—	$569,632

Cost of goods sold	317,271	142,563	—	459,834

Gross profit	72,973	36,825	—	109,798

Selling, general and administrative expenses	66,059	39,578	—	105,637

Operating income (loss)	6,914	(2,753)	—	4,161

Other income (expense):

Interest expense, net	(14,892)	(91)	—	(14,983)

Other income, net	387	316	—	703

Equity in net loss of subsidiaries	(2,944)	—	2,944	—

Loss from continuing operations before income taxes	(10,535)	(2,528)	2,944	(10,119)

Benefit for income taxes	(450)	(353)	—	(803)

Loss from continuing operations	(10,085)	(2,175)	2,944	(9,316)

Loss from discontinued operations	—	(769)	—	(769)

Loss from disposal of discontinued operations	(11,166)	—	—	(11,166)

Net loss	$(21,251)	$(2,944)	$2,944	$(21,251)

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

      Condensed consolidated statements of cash flows for the six months ended June 29, 2002 and June 30, 2001 are as follows:

	For the Six Months Ended
	June 29, 2002

	Parent	Subsidiary
	Company	Guarantors	Elimination	Consolidated

Cash flows from operating activities:

Net income	$31,127	$240	$(240)	$31,127

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Loss on disposal of discontinued operations	328	—	—	328

Extraordinary gain	(29,855)	—	—	(29,855)

Depreciation and amortization of other intangibles and other assets	2,594	2,235	—	4,829

Other, net	(6,009)	3,778	—	(2,231)

Equity in net income of subsidiary	(240)	—	240	—

Change in operating assets and liabilities:

Accounts receivable, net	(14,060)	(4,700)	—	(18,760)

Inventories	(2,732)	(1,300)	—	(4,032)

Other current assets	2,430	263	—	2,693

Accounts payable and accrued expenses	7,440	(245)	—	7,195

Other, net	(3,193)	(225)	—	(3,418)

Net cash provided by (used in) continuing operations	(12,170)	46	—	(12,124)

Cash flows from investing activities:

Purchase of property and equipment	(456)	(171)	—	(627)

Proceeds from sale of property and equipment	1,383	575	—	1,958

Other, net	(92)	—	—	(92)

Intercompany	(102)	102	—	—

Net cash provided by investing activities	733	506	—	1,239

Cash flows from financing activities:

Net proceeds from revolving credit facility and other long-term debt	36,899	—	—	36,899

Repurchase of Series D Senior Notes	(64,959)	—	—	(64,959)

Net proceeds from sale-leaseback transaction	13,285	—	—	13,285

Proceeds received from issuance of preferred stock	28,913	—	—	28,913

Principal payments on other long-term debt	(2,275)	(634)	—	(2,909)

Cash paid for stock repurchase	(40)	—	—	(40)

Net cash provided by (used in) financing activities	11,823	(634)	—	11,189

Net increase (decrease) in cash and cash equivalents	386	(82)	—	304

Cash and cash equivalents, beginning of period	3,423	708	—	4,131

Cash and cash equivalents, end of period	$3,809	$626	$—	$4,435

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

	For the Six Months Ended
	June 30, 2001

	Parent	Subsidiary
	Company	Guarantors	Elimination	Consolidated

Cash flows from operating activities:

Net loss	$(21,251)	$(2,944)	$2,944	$(21,251)

Adjustments to reconcile net loss to net cash used in operating activities:

Loss on disposal of discontinued operations	11,166	—	—	11,166

Loss from discontinued operations	—	769	—	769

Depreciation and amortization of goodwill, other intangibles and other assets	5,105	4,235	—	9,340

Other, net	(97)	55	—	(42)

Equity in net loss of subsidiaries	2,944	—	(2,944)	—

Change in operating assets and liabilities:

Accounts receivable, net	(13,648)	(10,527)	—	(24,175)

Inventories	14,723	(6,442)	—	8,281

Other current assets	1,022	833	—	1,855

Accounts payable and accrued expenses	(8,266)	9,175	—	909

Other, net	(78)	(212)	—	(290)

Net cash used in continuing operations	(8,380)	(5,058)	—	(13,438)

Net cash provided by discontinued operations	—	63	—	63

Cash flows from investing activities:

Net proceeds from sale of discontinued operations	9,285	—	—	9,285

Acquisitions, net of cash acquired	(885)	—	—	(885)

Payments on deferred purchase price of acquired businesses	(2,495)	—	—	(2,495)

Purchase of property and equipment	(2,445)	(1,710)	—	(4,155)

Proceeds from sale of property and equipment	1,333	32	—	1,365

Other, net	42	—	—	42

Intercompany	(8,787)	8,787	—	—

Net cash provided by (used in) investing activities	(3,952)	7,109	—	3,157

Cash flows from financing activities:

Net proceeds from revolving credit facility and other long-term debt	1,585	—	—	1,585

Proceeds received from issuance of preferred stock	12,000	—	—	12,000

Principal payments on other long-term debt	(184)	(519)	—	(703)

Other	15	—	—	15

Net cash provided by (used in) financing activities	13,416	(519)	—	12,897

Net increase in cash and cash equivalents	1,084	1,595	—	2,679

Cash and cash equivalents, beginning of period	3,518	(191)	—	3,327

Cash and cash equivalents, end of period	$4,602	$1,404	$—	$6,006

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion and analysis of the results of operations, financial condition and liquidity of the Company should be read in conjunction with the financial statements and related notes included in this report.

Results of Operations

Quarter Ended June 29, 2002 Compared to Quarter Ended June 30, 2001

      Consolidated net sales in the second quarter 2002 decreased by $24.3 million, or 8.0%, from the second quarter 2001. The decrease is attributable primarily to weaker consumer demand in 2002 versus 2001, as well as the sale of Winston Tire Company (“Winston”) in second quarter 2001. Weaker consumer demand in the current quarter is attributable to a slower economy creating a more competitive environment. Units of replacement passenger and light truck tires shipped for the industry were down approximately 7.4% for the second quarter 2002 versus second quarter 2001.

      Gross profit decreased by $8.9 million, or 15.3%, from the second quarter 2001 due to the decrease in sales discussed above, combined with a decrease in gross profit as a percentage of sales which fell to 17.8% in the second quarter 2002 compared to 19.3% in the second quarter 2001. Margin decreases are primarily attributable to an increase in competitive activity as the Company’s primary competitors fight to hold market share in a declining market.

      Selling, general and administrative expenses decreased $11.3 million in the second quarter 2002 representing 14.9% as a percentage of sales compared to 17.5% in the second quarter 2001. The decrease in operating expenses is primarily due to reduced employment levels throughout the Company.

      Interest expense decreased $3.3 million in the second quarter of 2002 to $4.3 million versus $7.6 million in the second quarter of 2001. The decrease is attributable primarily to reduced interest cost on the Company’s outstanding Series D Senior Notes.

      EBITDA from continuing operations decreased to $10.0 million for the second quarter 2002 from $10.7 million for second quarter 2001. EBITDA includes earnings from continuing operations before interest, taxes, depreciation and amortization and should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with generally accepted accounting principles.

      In the current quarter, the Company has recorded an additional loss on disposal of discontinued operations of approximately $0.2 million, net of income tax benefit of $0.1 million, for a cumulative net loss on sale of $14.1 million, of which $12.6 million was recognized in 2001. The additional loss results primarily from settlement of issues surrounding leases where the Company is a guarantor.

Six Months Ended June 29, 2002 Compared to Six Months Ended June 30, 2001

      Consolidated net sales decreased by $40.5 million, or 7.1%, from the six-month period 2001. The sales decrease is partially attributable to a decline in sales to Winston due to the sale of Winston on May 15, 2001. Sales for the six-month period 2001 included $15.8 million of such sales. The remainder of the decrease is attributable to a decline in sales in the second quarter as discussed above. Units of replacement passenger and light truck tires shipped for the industry were down approximately 1.7% in the six-month period 2002 versus the six-month period 2001.

      Gross profit decreased by $12.7 million, or 11.5%, from the six-month period in 2001. Gross profit as a percentage of sales decreased to 18.4% in the six-month period 2002 compared to 19.3% in the six-month period of 2001. Margin decreases are primarily attributed to an increase in competitive activity as the Company’s primary competitors fight to hold market share in a declining market.

      Selling, general and administrative expenses decreased by $21.6 million in the six-month period ending June 29, 2002 representing 15.9% as a percentage of sales compared to 18.5% in the six-month period ending June 30, 2001. Decreased operating expenses were primarily a direct result of reduced employment levels and the consolidation of all back office operations at the Company’s headquarters in Huntersville, NC. Operating expenses in 2001 include one-time severance payments of $1.8 million.

      Interest expense decreased in the six-month period ending June 29, 2002 by $4.4 million to $10.6 million due to lower interest costs related to the Company’s Series D Senior Notes.

      In the six-month period ending June 29, 2002, the Company recorded an additional loss on disposal of discontinued operations of approximately $0.3 million, net of income tax benefit of $0.2 million, for a cumulative net loss on sale of $14.1 million of which $12.6 million was recognized in 2001. The majority of the 2002 charges relate to the settlement of issues surrounding leases guaranteed by the Company.

      EBITDA from continuing operations increased $3.8 million to $17.4 million in the six-month period 2002 compared to $13.6 million in the six-month period 2001. The increase is primarily due to reduced operating costs in 2002 that are partially offset by a decrease in gross profit as discussed above.

Liquidity and Capital Resources

      At June 29, 2002, the combined net indebtedness (net of cash) of the Company was $187.9 million compared to $287.3 million at June 30, 2001 and $277.7 million at December 29, 2001. Total commitments by the lenders under the Company’s revolving credit facility (“Revolver”) were $180.0 million at June 29, 2002, of which $19.9 million was available for additional borrowings.

      Net working capital at June 29, 2002 totaled $91.2 million compared to $93.7 million at December 29, 2001, a decrease of $2.5 million. The decrease in working capital is primarily attributable to a decrease in deferred tax assets as a result of the extraordinary gain on the repurchase of the Series D Senior Notes partially offset by an increase in accounts receivable.

      The Company used $12.1 million of cash in operating activities for the six months ended June 29, 2002 compared to $13.4 million for the comparable period in the prior year. The cash used in 2002 related principally to increases in accounts receivable and inventories which were partially offset by an increase in accounts payable. Cash used in 2001 related principally to the loss from continuing operations and an increase in accounts receivable partially offset by a decrease in inventories.

      Capital expenditures for the six-months ended June 29, 2002 and June 30, 2001 amounted to $0.6 million and $4.2 million, respectively. Capital expenditures in 2002 included warehouse racking and computer system upgrades.

      On March 18, 2002, the Company and its lenders executed an amendment to the revolving credit facility (“Revolver”) to, among other things, amend the financial covenants contained therein, change the rate at which borrowings thereunder bear interest and amend certain definitions contained therein. In addition, the amended facility provides for additional availability due in part to a reduction in the minimum availability reserve (as defined in the agreement). The minimum availability reserve will begin to increase by $0.5 million in August 2002 and will increase each month until the reserve reaches the original amount in August 2003. The amended agreement provides for borrowings in the aggregate principal amount of up to the lesser of $180.0 million or the Borrowing Base, as defined in the agreement, which is based on 85% of eligible accounts receivable, the lesser of 65% of eligible tire inventory plus 65% of certain secured tire inventory (within limitations as defined in the agreement) or $90 million and the lesser of 50% of all other eligible inventory or $35 million less defined reserves. A nonrefundable fee of approximately $0.5 million was charged in connection with this amendment.

      The Revolver term expires in March 2005, extendable by the Company and the banks for an additional five years. Borrowings under the Revolver bear interest, at (i) the Base Rate, as defined, plus the applicable margin (2.0% as of June 29, 2002) or (ii) the Eurodollar Rate, as defined, plus the applicable margin (3.5% as of June 29, 2002). As a result of the amendment, the applicable margins as of April 1, 2002 for Eurodollar Rate loans were increased to 3.5%. These margins are subject to performance-based step-downs resulting in margins ranging from 0.75% to 2.0% for Base Rate loans and 2.0% to 3.5% for Eurodollar Rate loans, respectively.

      The Revolver, as amended, requires the Company to meet certain financial requirements, including minimum EBITDA, fixed charge coverage and tangible capital funds, all as defined, and minimum loan availability and certain covenants which, among other things, restrict the ability of the Company to incur additional indebtedness; enter into guarantees; make loans and investments; make capital expenditures; declare dividends; engage in mergers, consolidations and asset sales; enter into transactions with affiliates; create liens and encumbrances; enter into sale/leaseback transactions; modify material agreements; and change the business it conducts. As of August 12, 2002, the Company’s financial measures were in excess of the minimums required, as amended, and management expects that such amounts will remain above the minimums for the foreseeable future. The Company’s obligations under the Revolver are secured by all inventories and accounts receivable.

      On February 5, 2002, the Company commenced an offer (as amended, the “Offer”) to purchase its outstanding 10% Series D Senior Notes (“Senior Notes”) due in 2008. The Offer contemplated the purchase by the Company of up to $126 million in aggregate principal amount of outstanding Senior Notes at a purchase price of not less than $450 nor greater than $535 per $1,000 in outstanding principal amount plus accrued but unpaid interest to but excluding the payment date. Concurrently with the Offer, the Company solicited consents to the amendment of certain covenants contained in the Indenture governing the Senior Notes, dated as December 1, 1998 (as amended and supplemented from time to time, the “Indenture”), among the Company, the Subsidiary Guarantors from time to time party thereto (the “Subsidiary Guarantors”) and First Union National Bank, as trustee (the “Trustee”).

      On March 27, 2002, the Company completed the Offer and repurchased $121.4 million in outstanding principal amount of the Senior Notes at a purchase price of $535 per $1,000 in face amount of Senior Notes, plus accrued and unpaid interest of $4.5 million. The Company funded the repurchase of the Senior Notes through several debt restructuring transactions (“Restructuring Transactions”). The Restructuring Transactions consisted of (i) an amendment to the Company’s revolving credit facility to provide additional availability, (ii) a sale and leaseback of three of the Company’s tire distribution warehouses generating cash proceeds of $13.9 million and (iii) an equity investment of $28.9 million from the issuance of 9,637,592 shares of Series D preferred stock to the Company’s existing stockholders. Concurrently with the repurchase of the Senior Notes, the Company, the Subsidiary Guarantors and the Trustee executed the Fourth Supplemental Indenture to the Indenture. The amendments to the Indenture were effected primarily to permit the Restructuring Transactions and make other required modifications.

      The Company anticipates that its principal use of cash going forward will be to meet working capital and debt service requirements and to make capital expenditures (expected to be approximately $1.4 million for the remainder of the year). Based upon current and anticipated levels of operations, the Company believes that its cash flow from operations, together with amounts available under the Revolver, will be adequate to meet its anticipated requirements. There can be no assurance, however, that the Company’s business will continue to generate sufficient cash flow from operations in the future to meet these requirements or to service its debt, and the Company may be required to refinance all or a portion of its existing debt, or to obtain additional financing. These increased borrowings may result in higher interest payments. In addition, there can be no assurance that any such refinancing would be possible or that any additional financing could be obtained. The inability to obtain additional financing could have a material adverse effect on the Company.

Income Taxes

      The Company has deferred tax assets of $24.5 million and $44.0 million at June 29, 2002 and December 29, 2001, respectively. The decrease in net deferred tax assets is primarily attributable to the utilization of net operating loss carryforwards as it relates to the extraordinary gain on retirement of the Series D Senior Notes and from net income generated from continuing operations through June 29, 2002. Management has evaluated the Company’s deferred tax assets and has concluded that the realizability of the deferred tax assets is “more likely than not”, except as it relates to certain state net operating loss carryforwards. Accordingly, a valuation allowance of $2.0 million has been provided. This evaluation considered the historical and long-term expected profitability of the Company’s continuing operations and the efficiencies realized in the Company’s operating cost structure over the past year. The Company’s ability to generate future taxable income is dependent on numerous factors including general economic conditions, the state of the replacement tire market and other factors beyond management’s control. Therefore, there can be no assurance that the Company will meet its expectations of future taxable income.

New Accounting Pronouncements

      In April 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.” This statement contains a number of changes under existing GAAP, including the elimination of extraordinary item classification of debt extinguishments that was previously required under SFAS 4. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002 with early adoption encouraged.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect that adoption of this statement will have a material impact on the results of operations or financial position in the foreseeable future.

Cautionary Statement on Forward-Looking Information

      This report contains “forward-looking statements,” which are statements other than statements of historical facts. These forward-looking statements use phrases such as “expects” or “anticipates”. The forward-looking statements include, among other things, the Company’s expectations and estimates about its business operations, strategy, and its expectations and estimates about its future financial performance, including its financial position, cash flows from operations, capital expenditures and ability to refinance indebtedness. The forward-looking statements in this Form 10-Q are intended to be subject to the safe harbor protection provided by the federal securities laws.

      The forward-looking statements are subject to risks, uncertainties and assumptions about the Company and about the future, and could prove not to be correct. Cautionary statements describing factors that could cause actual results to differ materially from the Company’s expectations are discussed in this report, including in conjunction with the forward-looking statements included in this report. All subsequent written or oral forward-looking statements attributable to the Company or to persons acting on behalf of the Company are expressly qualified in their entirety by those cautionary statements.

      The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk.

      For the period ended June 29, 2002, the Company did not experience any material changes from the quantitative and qualitative disclosures about market risk presented in the Company’s Report on Form 10-K for the fiscal year ended December 29, 2001.

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings.

      There have been no material developments in legal proceedings involving the Company since those reported in the Company’s Report on Form 10-K for the fiscal year ended December 29, 2001.

Item 6.	Exhibits and Reports on Form 8-K.

      (a) Exhibits

3.1	Third Restated Certificate of Incorporation of American Tire Distributors, Inc.
99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Report on Form 8-K was filed on June 18, 2002 related to the change in registrant’s certifying accountant.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2002

AMERICAN TIRE DISTRIBUTORS, INC.

By:	/s/ WILLIAM E. BERRY

William E. Berry
Executive Vice President and
Chief Financial Officer
(On behalf of the Registrant and
as Principal Financial Officer)