Form 10-Q
period 2002-09-28
AMERICAN TIRE DISTRIBUTORS INC
filed 2002-11-12
CIK 1068152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 333-61713

American Tire Distributors, Inc.

A Delaware Corporation	IRS Employer Identification No. 56-0754594

12200 Herbert Wayne Court

Suite 150
Huntersville, North Carolina 28078

(704) 992-2000

      Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

      Number of common shares outstanding at November 12, 2002: 5,086,917

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements.

American Tire Distributors, Inc.

Condensed Consolidated Balance Sheets — September 28, 2002 and December 29, 2001
(in thousands, except share amounts)

	September 28, 2002	December 29, 2001

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,322	$4,131
Accounts receivable, net of allowances of $1,595 and $3,571	107,976	93,621
Inventories	152,342	154,212
Deferred income taxes	9,014	27,364
Other current assets	6,860	10,851

Total current assets	281,514	290,179

Property and equipment, net	20,919	27,486
Goodwill, net	93,940	93,940
Other intangible assets, net	4,581	5,171
Deferred income taxes	12,004	16,626
Other assets	5,653	9,618

Total assets	$418,611	$443,020

Liabilities and Stockholders’ Investment
Current liabilities:
Accounts payable	$170,149	$170,571
Accrued expenses	17,858	20,643
Current maturities of long-term debt	3,734	5,295

Total current liabilities	191,741	196,509

Revolving credit facility and other long-term debt	154,163	126,544
Series D Senior Notes	28,600	150,000
Capital lease obligations	14,877	1,346
Other liabilities	4,702	8,042
Commitments and contingencies
Redeemable preferred stock (Note 10)	11,035	24,115
Stockholders’ investment:
Preferred stock (Note 11)	44,807	—
Common stock, par value $.01 per share; 50,000,000 and 15,000,000 shares authorized; 5,086,917 and 5,136,917 shares issued and outstanding	51	51
Additional paid-in capital	22,388	22,751
Warrants	1,759	1,137
Notes receivable from sale of stock	(17)	(340)
Accumulated deficit	(55,495)	(87,135)

Total stockholders’ investment	13,493	(63,536)

Total liabilities and stockholders’ investment	$418,611	$443,020

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

American Tire Distributors, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands)

	Quarters Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Net sales	$280,059	$293,173	$809,205	$862,805
Cost of goods sold	228,663	241,985	660,669	701,819

Gross profit	51,396	51,188	148,536	160,986
Selling, general and administrative expenses	41,794	52,693	125,815	158,330

Operating income (loss)	9,602	(1,505)	22,721	2,656

Other income (expense):
Interest expense, net	(4,153)	(6,922)	(14,761)	(21,905)
Other income, net	155	303	312	1,006

Income (loss) from continuing operations before income taxes	5,604	(8,124)	8,272	(18,243)
Provision (benefit) for income taxes	2,241	(4,633)	3,309	(5,436)

Income (loss) from continuing operations before extraordinary item	3,363	(3,491)	4,963	(12,807)
Loss from discontinued operations, net of income tax benefit of $514	—	—	—	(769)
Loss on disposal of discontinued operations, net of income tax benefit of $24, $838, $243 and $3,774	(36)	(1,261)	(364)	(12,427)

Income (loss) before extraordinary item	3,327	(4,752)	4,599	(26,003)
Extraordinary gain on repurchase of Series D Senior Notes, net of income tax provision of $19,904	—	—	29,855	—

Net income (loss)	$3,327	$(4,752)	$34,454	$(26,003)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

American Tire Distributors, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended

	September 28,	September 29,
	2002	2001

Cash flows from operating activities:
Net income (loss)	$34,454	$(26,003)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on disposal of discontinued operations	364	12,427
Loss from discontinued operations	—	769
Extraordinary gain	(29,855)	—
Depreciation and amortization of goodwill and other intangibles	6,228	12,999
Amortization of other assets	995	906
Other, net	1,304	(3,806)
Change in operating assets and liabilities:
Accounts receivable, net	(16,053)	(15,550)
Inventories	1,870	30,936
Other current assets	3,347	3,067
Accounts payable and accrued expenses	(4,003)	(18,353)
Other, net	(3,910)	(505)

Net cash used in continuing operating activities	(5,259)	(3,113)

Net cash used in discontinued operations	—	(4,920)

Cash flows from investing activities:
Net proceeds from sale of discontinued operations	—	9,285
Acquisitions, net of cash acquired	—	(885)
Payments on deferred purchase price of acquired businesses	—	(2,495)
Purchase of property and equipment	(874)	(5,029)
Proceeds from sale of property and equipment	2,080	1,939
Other, net	(92)	253

Net cash provided by investing activities	1,114	3,068

Cash flows from financing activities:
Net proceeds (repayments) from revolving credit facility and other long-term debt	32,749	(3,655)
Repurchase of Series D Senior Notes	(64,959)	—
Net proceeds from sale-leaseback transaction	13,285	—
Proceeds received from issuance of preferred stock	28,913	12,000
Principal payments on other long-term debt	(4,612)	(880)
Other, net	(40)	16

Net cash provided by financing activities	5,336	7,481

Net increase in cash and cash equivalents	1,191	2,516
Cash and cash equivalents, beginning of period	4,131	3,327

Cash and cash equivalents, end of period	$5,322	$5,843

Supplemental disclosures of cash flow information —
Cash payments for interest	$13,942	$17,097

Cash payments for income taxes	$2,178	$437

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements
September 28, 2002

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

2.     Basis of Presentation:

      The unaudited condensed consolidated financial statements have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s consolidated financial statements reported on Form 10-K for the fiscal year ended December 29, 2001. The results of the operations for the quarter and nine months ended September 28, 2002 are not necessarily indicative of the operating results for the full fiscal year. Certain prior period amounts have been reclassified to conform to the current period presentation.

3.     New Accounting Pronouncements:

      In July 2001, the FASB issued Statement No. 141 “Business Combinations” (“SFAS 141”) and Statement No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. This statement also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill. SFAS 142 revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and in the event of an impairment indicator adjustments will be made to comply with the standard. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”). The Company adopted the provisions of SFAS 142 effective January 1, 2002. The Company has completed the initial analysis effective as of the beginning of 2002 and has determined that there is no goodwill impairment. The following

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

table illustrates the comparable adjusted income (loss) before extraordinary item and adjusted net income (loss) for the quarters and nine months ended September 28, 2002 and September 29, 2001, respectively:

	For the Quarters Ended		For the Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Reported income (loss) before extraordinary item	$3,327	$(4,752)	$4,599	$(26,003)
Add back: goodwill amortization, net of income tax benefit of $0, $117, $0 and $350.	—	1,826	—	5,254

Adjusted income (loss) before extraordinary item	$3,327	$(2,926)	$4,599	$(20,749)

Reported net income (loss)	$3,327	$(4,752)	$34,454	$(26,003)
Add back: goodwill amortization, net of income tax benefit of $0, $117, $0 and $350.	—	1,826	—	5,254

Adjusted net income (loss)	$3,327	$(2,926)	$34,454	$(20,749)

      In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS 121. However, this Statement retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This Statement supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”), for the disposal of a segment of a business. However, this Statement retains the requirement of APB 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This Statement also amends ARB No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a temporarily controlled subsidiary. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company has adopted the provisions effective January 1, 2002 and the effect of the adoption was not material.

      In April 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.” This statement contains a number of changes under existing GAAP, including the elimination of extraordinary item classification of debt extinguishments that was previously required under SFAS 4. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002 with early adoption encouraged. The Company expects to adopt SFAS No. 145 in fiscal 2003.

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

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

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

5.     Shipping and Handling Costs:

      Outbound shipping and handling costs are classified as selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Such expenses totaled $16.4 million and $17.8 million for the quarters ended September 28, 2002 and September 29, 2001, respectively and $48.3 million and $54.2 million for the nine months ended September 28, 2002 and September 29, 2001, respectively.

6.     Deferred Income Taxes:

      The Company has deferred tax assets of $21.0 million and $44.0 million at September 28, 2002 and December 29, 2001, respectively. The decrease in net deferred tax assets is primarily attributable to the utilization of net operating loss carryforwards as it relates to the extraordinary gain on retirement of the Series D Senior Notes and from net income generated from continuing operations through September 28, 2002. Management has evaluated the Company’s deferred tax assets and has concluded that the realizability of the deferred tax assets is more likely than not, except as it relates to certain state net operating loss carryforwards (“NOLs”). Accordingly, a valuation allowance of $2.0 million was provided in fiscal 2001. This evaluation considered the historical and long-term expected profitability of the Company’s continuing operations and the expected efficiencies to be gained from efforts initiated in 2001 to streamline operations. Given the timing of the reversal of its temporary differences and the expiration date of its net operating loss carryovers, the Company believes that taxable income generated in current and future years will be sufficient to utilize the remaining net deferred tax assets. The Company’s ability to generate future taxable income is dependent on numerous factors including general economic conditions, the state of the replacement tire market and other factors beyond management’s control. Therefore, there can be no assurance that the Company will meet its expectation of future taxable income. Changes in expected future income could lead to an additional valuation allowance against deferred tax assets.

7.     Financing Arrangements:

     Revolving Credit Facility

      On March 18, 2002, the Company and its lenders executed an amendment to the revolving credit facility (“Revolver”) to, among other things, amend the financial covenants contained therein, change the rate at which borrowings thereunder bear interest and amend certain definitions contained therein. In addition, the amended facility provides for additional availability due in part to a reduction in the minimum availability reserve (as defined in the agreement). The minimum availability reserve will begin to increase by $0.5 million in August 2002 and will increase each month until the reserve reaches the original amount in August 2003. As

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

a result of the amendment, the applicable margins as of April 1, 2002 for Eurodollar Rate loans were increased to 3.5%. A nonrefundable fee of approximately $0.5 million was charged in connection with this amendment.

      Effective August 22, 2002, the Company and its lenders executed a waiver and amendment to the Revolver to waive the effects of a failure to meet the minimum fixed charge coverage covenant, as defined in the credit agreement, as of June 29, 2002 and to amend certain definitions contained therein.

      On September 25, 2002, the Company and its lenders executed an amendment to the Revolver to, among other things, amend the financial covenants contained therein and revise certain components of the definitions of Borrowing Base. The amended agreement provides for borrowings in the aggregate principal amount of up to the lesser of $180.0 million or the Borrowing Base, as defined in the agreement, which is based on 85% of eligible accounts receivable, the lesser of 65% of eligible tire inventory plus 60% of certain secured tire inventory (within limitations as defined in the agreement) or $100 million and the lesser of 50% of all other eligible inventory or $25 million less defined reserves. A nonrefundable fee of approximately $0.2 million was charged in connection with this amendment. As of November 12, 2002, the Company’s financial measures were in excess of the minimums required, as amended, and management expects that such amounts will remain above the minimums for the foreseeable future.

      The Revolver term expires in March 2005, extendable by the Company and the banks for an additional five years. Borrowings under the Revolver bear interest, at (i) the Base Rate, as defined, plus the applicable margin (2.0% as of September 28, 2002) or (ii) the Eurodollar Rate, as defined, plus the applicable margin (3.5% as of September 28, 2002). These margins are subject to performance-based step-downs resulting in margins ranging from 0.75% to 2.0% for Base Rate loans and 2.0% to 3.5% for Eurodollar Rate loans, respectively.

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

      Aggregate annual maturities of long-term debt, reflecting the debt restructuring discussed in Note 9, (excluding capital lease obligations) at September 28, 2002, are as follows (in thousands):

Year Ending
December:

2002 (remainder)	$1,575
2003	2,741
2004	1,752
2005	151,443
2006	169
Thereafter	28,817

$186,497

     Capital Lease Obligations

      On March 27, 2002, the Company completed an agreement for the sale and leaseback of three of its owned facilities generating cash proceeds of $13.9 million. The Company reports this transaction as a capital

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

lease using direct financing lease accounting. As such, the Company recorded a $14.0 million capital lease obligation during first quarter 2002. The Company has determined that all cash paid to the lessor is properly recorded as interest expense and that the capital lease obligation will be reduced when the Company no longer has continuing involvement with the properties. The initial term of the lease is for 20 years, followed by two, 10-year renewal options. The annual rent paid under the terms of the lease is $1.6 million annually (paid quarterly) and is adjusted for CPI changes every two years. In addition, the purchaser received warrants to purchase 0.75% of the Company’s fully diluted common stock. The warrants have a term of 10 years with a stated exercise price of $3.00 per warrant.

8.     Discontinued Operations:

      Effective May 15, 2001, the Company completed a transaction pursuant to a Stock Purchase Agreement to sell all the capital stock in Winston Tire Company (“Winston”), its retail segment, to Performance Management, Inc. for a purchase price of approximately $10.0 million, of which $2.8 million was payable May 15, 2002 for which the Company has previously established an appropriate reserve. As of November 12, 2002 this balance remains outstanding and the Company is currently pursuing collection from Performance Management, Inc. In the nine months ended September 28, 2002, the Company recorded an additional loss on disposal of discontinued operations of approximately $0.4 million, net of income tax benefit of $0.2 million, for a cumulative net loss on sale of $14.2 million, of which $12.6 million was recognized in 2001. There have been no material changes in the Company’s guarantee of certain Winston leases since those reported in the Company’s Report on Form 10-K for the fiscal year ended December 29, 2001. The Company’s receivable/administrative claim of approximately $2.0 million due from Winston was fully recovered in the third quarter of 2002 by a return of merchandise of approximately $0.5 million and the receipt of certain unencumbered trademark rights for the state of California as a result of the proposed rejection of licenses by Winston. The intangible asset recorded for this trademark is being amortized on a straight-line basis over a period of five years.

9.     Extraordinary Item:

      On March 27, 2002, the Company repurchased $121.4 million in outstanding principal amount of the 10% Series D Senior Notes (“Senior Notes”) due in 2008 at a purchase price of $535 per $1,000 in face amount of Senior Notes, plus accrued and unpaid interest of $4.5 million. The Company funded the repurchase of the Senior Notes through several debt restructuring transactions (“Restructuring Transactions”). The Restructuring Transactions consisted of (i) an amendment to the Company’s revolving credit facility to provide additional availability, (ii) a sale and leaseback of three of the Company’s tire distribution warehouses generating cash proceeds of $13.9 million and (iii) an equity investment of $28.9 million from the issuance of 9,637,592 shares of Series D preferred stock to the Company’s existing stockholders. Concurrently with the repurchase of the Senior Notes, the Company, the Subsidiary Guarantors and the Trustee executed the Fourth Supplemental Indenture to the Indenture. The amendments to the Indenture were effected primarily to permit the Restructuring Transactions and make other required modifications.

      The Company has accounted for the repurchase and extinguishment of the Senior Notes as an extraordinary item. In the nine months ended September 28, 2002, the Company has recorded approximately $29.9 million to extraordinary gain, net of income tax provision of $19.9 million. No additional charges were made against the extraordinary gain in third quarter 2002.

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

10.     Redeemable Preferred Stock:

      The following represents the Company’s issued and outstanding redeemable preferred stock, reflecting the amendment and modifications discussed in Note 11 below (in thousands, except share amounts):

	September 28,	December 29,
	2002	2001

	(Unaudited)
Redeemable preferred stock Series A — 4% cumulative; 7,000 shares authorized, issued and outstanding	$7,000	$7,000
Redeemable preferred stock Series B — variable rate cumulative; 4,500 shares authorized, issued and outstanding	4,035	4,035
Redeemable preferred stock Series C — 12% cumulative; 1,333,334 shares authorized, issued and outstanding at December 29, 2001	—	13,080

Total redeemable preferred stock	$11,035	$24,115

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

     Preferred Stock

      The following represents the Company’s issued and outstanding preferred stock (in thousands, except share amounts):

	September 28,	December 29,
	2002	2001

	(Unaudited)
Preferred stock Series C — 12% cumulative; 1,333,334 shares authorized; 1,333,334 and 0 shares issued and outstanding	$14,160	$—
Preferred stock Series D — 12% cumulative; 9,637,592 shares authorized; 9,637,592 and 0 shares issued and outstanding	30,647	—

Total preferred stock	$44,807	$—

      On March 27, 2002, the Company issued 9,637,592 shares of Series D preferred stock for $3.00 per share in exchange for $28.9 million in cash contributed by certain of its principal stockholders. The proceeds were used to repurchase certain of the Company’s Senior Notes. Shares of Series D preferred stock accrue dividends at an annual rate of 12% and are redeemable by the Company, but not the holder, at the initial price plus any cumulative unpaid dividends as of the redemption date. However, as long as any shares of Series A preferred stock or Series B preferred stock remain outstanding, no dividends may be paid, nor can redemption occur. In addition, shares of Series D preferred stock are convertible into common stock at a conversion price of $3.00 per common share.

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

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

13.     Subsidiary Guarantor Financial Information:

      The Company’s Senior Notes are guaranteed on a full, unconditional and joint and several basis by all of the Company’s direct subsidiaries, each of which is wholly-owned. The condensed consolidating financial information for the Company is as follows (in thousands):

Condensed consolidated balance sheets as of September 28, 2002 and December 29, 2001, are as follows:

	As of September 28, 2002

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$4,643	$679	$—	$5,322
Accounts receivable, net	79,888	28,088	—	107,976
Inventories	105,720	46,622	—	152,342
Other current assets	14,127	1,747	—	15,874
Intercompany receivables	56,354	—	(56,354)	—

Total current assets	260,732	77,136	(56,354)	281,514

Property and equipment, net	16,000	4,919	—	20,919
Goodwill and other intangible assets, net	51,973	46,548	—	98,521
Investment in subsidiaries	67,831	—	(67,831)	—
Other assets	17,009	648	—	17,657

Total assets	$413,545	$129,251	$(124,185)	$418,611

Liabilities and Stockholders’ Investment
Current liabilities:
Accounts payable	$169,981	$168	$—	$170,149
Accrued expenses	14,093	3,765	—	17,858
Current maturities of long-term debt	3,574	160	—	3,734
Intercompany payables	—	56,354	(56,354)	—

Total current liabilities	187,648	60,447	(56,354)	191,741

Revolving credit facility and other long-term debt	154,163	—	—	154,163
Series D Senior Notes	28,600	—	—	28,600
Capital lease obligations	14,877	—	—	14,877
Other liabilities	3,729	973	—	4,702
Redeemable preferred stock	11,035	—	—	11,035
Stockholders’ investment:
Intercompany investment	—	76,633	(76,633)	—
Preferred stock	44,807	—	—	44,807
Common stock, par value $.01 per share; 50,000,000 shares authorized; 5,086,917 shares issued and outstanding	51	—	—	51
Additional paid-in capital	22,388	—	—	22,388
Warrants	1,759	—	—	1,759
Notes receivable from sale of stock	(17)	—	—	(17)
Accumulated deficit	(55,495)	(8,802)	8,802	(55,495)

Total stockholders’ investment	13,493	67,831	(67,831)	13,493

Total liabilities and stockholder’s investment	$413,545	$129,251	$(124,185)	$418,611

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

	As of December 29, 2001

	Parent	Subsidiary
	Company	Guarantors	Elimination	Consolidated

Assets
Current assets:
Cash and cash equivalents	$3,423	$708	$—	$4,131
Accounts receivable, net	67,368	26,253	—	93,621
Inventories	105,296	48,916	—	154,212
Other current assets	33,835	4,380	—	38,215
Intercompany receivables	65,072	—	(65,072)	—

Total current assets	274,994	80,257	(65,072)	290,179

Property and equipment, net	19,628	7,858	—	27,486
Goodwill and other intangible assets, net	50,543	48,568	—	99,111
Investment in subsidiaries	66,350	—	(66,350)	—
Other assets	24,032	2,212	—	26,244

Total assets	$435,547	$138,895	$(131,422)	$443,020

Liabilities and Stockholders’ Investment
Current liabilities:
Accounts payable	$170,170	$401	$—	$170,571
Accrued expenses	17,628	3,015	—	20,643
Current maturities of long-term debt	3,568	1,727	—	5,295
Intercompany payables	—	65,072	(65,072)	—

Total current liabilities	191,366	70,215	(65,072)	196,509

Revolving credit facility and other long-term debt	126,036	508	—	126,544
Series D Senior Notes	150,000	—	—	150,000
Capital lease obligations	1,163	183	—	1,346
Other liabilities	6,403	1,639	—	8,042
Redeemable preferred stock	24,115	—	—	24,115
Stockholders’ investment:
Intercompany investment	—	76,634	(76,634)	—
Common stock, par value $.01 per share; 15,000,000 shares authorized; 5,136,917 shares issued and outstanding	51	—	—	51
Additional paid-in capital	22,751	—	—	22,751
Warrants	1,137	—	—	1,137
Notes receivable from sale of stock	(340)	—	—	(340)
Accumulated deficit	(87,135)	(10,284)	10,284	(87,135)

Total stockholders’ investment	(63,536)	66,350	(66,350)	(63,536)

Total liabilities and stockholder’s investment	$435,547	$138,895	$(131,422)	$443,020

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

Condensed consolidated statements of operations for the quarters ended September 28, 2002 and September 29, 2001 are as follows:

	For the Quarter Ended September 28, 2002

	Parent	Subsidiary
	Company	Guarantors	Elimination	Consolidated

Net sales	$201,940	$78,119	$—	$280,059
Cost of goods sold	164,171	64,492	—	228,663

Gross profit	37,769	13,627	—	51,396
Selling, general and administrative expenses	30,136	11,658	—	41,794

Operating income	7,633	1,969	—	9,602
Other income (expense):
Interest income (expense), net	(4,155)	2	—	(4,153)
Other income, net	58	97	—	155
Equity in net income of subsidiaries	1,241	—	(1,241)	—

Income from continuing operations before income taxes	4,777	2,068	(1,241)	5,604
Provision for income taxes	1,414	827	—	2,241

Income from continuing operations	3,363	1,241	(1,241)	3,363
Loss on disposal of discontinued operations	(36)	—	—	(36)

Net income	$3,327	$1,241	$(1,241)	$3,327

	For the Quarter Ended September 29, 2001

	Parent	Subsidiary
	Company	Guarantors	Elimination	Consolidated

Net sales	$202,413	$90,760	$—	$293,173
Cost of goods sold	163,123	78,862	—	241,985

Gross profit	39,290	11,898	—	51,188
Selling, general and administrative expenses	32,089	20,604	—	52,693

Operating income (loss)	7,201	(8,706)	—	(1,505)
Other income (expense):
Interest expense, net	(6,860)	(62)	—	(6,922)
Other income, net	22	281	—	303
Equity in net loss of subsidiaries	(5,558)	—	5,558	—

Loss from continuing operations before income taxes	(5,195)	(8,487)	5,558	(8,124)
Benefit for income taxes	(1,704)	(2,929)	—	(4,633)

Loss from continuing operations	(3,491)	(5,558)	5,558	(3,491)
Loss from disposal of discontinued operations	(1,261)	—	—	(1,261)

Net loss	$(4,752)	$(5,558)	$5,558	$(4,752)

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

Condensed consolidated statements of operations for the nine months ended September 28, 2002 and September 29, 2001 are as follows:

	For the Nine Months Ended September 28, 2002

	Parent	Subsidiary
	Company	Guarantors	Elimination	Consolidated

Net sales	$587,866	$221,339	$—	$809,205
Cost of goods sold	477,543	183,126	—	660,669

Gross profit	110,323	38,213	—	148,536
Selling, general and administrative expenses	89,909	35,906	—	125,815

Operating income	20,414	2,307	—	22,721
Other income (expense):
Interest expense, net	(14,701)	(60)	—	(14,761)
Other income, net	90	222	—	312
Equity in net income of subsidiaries	1,481	—	(1,481)	—

Income from continuing operations before income taxes	7,284	2,469	(1,481)	8,272
Provision for income taxes	2,321	988	—	3,309

Income from continuing operations before extraordinary item	4,963	1,481	(1,481)	4,963
Loss on disposal of discontinued operations	(364)	—	—	(364)

Income before extraordinary item	4,599	1,481	(1,481)	4,599
Extraordinary gain on repurchase of Senior Notes	29,855	—	—	29,855

Net income	$34,454	$1,481	$(1,481)	$34,454

	For the Nine Months Ended September 29, 2001

	Parent	Subsidiary
	Company	Guarantors	Elimination	Consolidated

Net sales	$592,657	$270,148	$—	$862,805
Cost of goods sold	480,394	221,425	—	701,819

Gross profit	112,263	48,723	—	160,986
Selling, general and administrative expenses	98,148	60,182	—	158,330

Operating income (loss)	14,115	(11,459)	—	2,656
Other income (expense):
Interest expense, net	(21,752)	(153)	—	(21,905)
Other income, net	409	597	—	1,006
Equity in net loss of subsidiaries	(8,502)	—	8,502	—

Loss from continuing operations before income taxes	(15,730)	(11,015)	8,502	(18,243)
Benefit for income taxes	(2,154)	(3,282)	—	(5,436)

Loss from continuing operations	(13,576)	(7,733)	8,502	(12,807)
Loss from discontinued operations	—	(769)	—	(769)
Loss from disposal of discontinued operations	(12,427)	—	—	(12,427)

Net loss	$(26,003)	$(8,502)	$8,502	$(26,003)

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

Condensed consolidated statements of cash flows for the nine months ended September 28, 2002 and September 29, 2001 are as follows:

	For the Nine Months Ended September 28, 2002

	Parent	Subsidiary
	Company	Guarantors	Elimination	Consolidated

Cash flows from operating activities:
Net income	$34,454	$1,481	$(1,481)	$34,454
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on disposal of discontinued operations	364	—	—	364
Extraordinary gain	(29,855)	—	—	(29,855)
Depreciation and amortization of other intangibles and other assets	3,881	3,342	—	7,223
Other, net	(2,482)	3,786	—	1,304
Equity in net income of subsidiary	(1,481)	—	1,481	—
Change in operating assets and liabilities:
Accounts receivable, net	(14,218)	(1,835)	—	(16,053)
Inventories	(424)	2,294	—	1,870
Other current assets	3,290	57	—	3,347
Accounts payable and accrued expenses	(4,453)	450	—	(4,003)
Other, net	(3,478)	(432)	—	(3,910)

Net cash provided by (used in) continuing operations	(14,402)	9,143	—	(5,259)

Cash flows from investing activities:
Purchase of property and equipment	(674)	(200)	—	(874)
Proceeds from sale of property and equipment	1,471	609	—	2,080
Other, net	(92)	—	—	(92)
Intercompany	8,697	(8,697)	—	—

Net cash provided by (used in) investing activities	9,402	(8,288)	—	1,114

Cash flows from financing activities:
Net proceeds from revolving credit facility and other long-term debt	32,749	—	—	32,749
Repurchase of Series D Senior Notes	(64,959)	—	—	(64,959)
Net proceeds from sale-leaseback transaction	13,285	—	—	13,285
Proceeds received from issuance of preferred stock	28,913	—	—	28,913
Principal payments on other long-term debt	(3,728)	(884)	—	(4,612)
Other	(40)	—	—	(40)

Net cash provided by (used in) financing activities	6,220	(884)	—	5,336

Net increase (decrease) in cash and cash equivalents	1,220	(29)	—	1,191
Cash and cash equivalents, beginning of period	3,423	708	—	4,131

Cash and cash equivalents, end of period	$4,643	$679	$—	$5,322

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

	For the Nine Months Ended September 29, 2001

	Parent	Subsidiary
	Company	Guarantors	Elimination	Consolidated

Cash flows from operating activities:
Net loss	$(26,003)	$(8,502)	$8,502	$(26,003)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on disposal of discontinued operations	12,427	—	—	12,427
Loss from discontinued operations	—	769	—	769
Depreciation and amortization of goodwill, other intangibles and other assets	7,434	6,471	—	13,905
Other, net	(4,914)	1,108	—	(3,806)
Equity in net loss of subsidiaries	8,502	—	(8,502)	—
Change in operating assets and liabilities:
Accounts receivable, net	(6,032)	(9,518)	—	(15,550)
Inventories	19,232	11,704	—	30,936
Other current assets	2,268	799	—	3,067
Accounts payable and accrued expenses	(30,268)	11,915	—	(18,353)
Other, net	(395)	(110)	—	(505)

Net cash provided by (used in) continuing operations	(17,749)	14,636	—	(3,113)

Net cash used in discontinued operations	—	(4,920)	—	(4,920)

Cash flows from investing activities:
Net proceeds from sale of discontinued operations	9,285	—	—	9,285
Acquisitions, net of cash acquired	(885)	—	—	(885)
Payments on deferred purchase price of acquired businesses	(2,495)	—	—	(2,495)
Purchase of property and equipment	(3,229)	(1,800)	—	(5,029)
Proceeds from sale of property and equipment	1,805	134	—	1,939
Other, net	253	—	—	253
Intercompany	5,392	(5,392)	—	—

Net cash provided by (used in) investing activities	10,126	(7,058)	—	3,068

Cash flows from financing activities:
Net repayments of revolving credit facility	(3,655)	—	—	(3,655)
Proceeds received from issuance of preferred stock	12,000	—	—	12,000
Principal payments on other long-term debt	(250)	(630)	—	(880)
Other	15	1	—	16

Net cash provided by (used in) financing activities	8,110	(629)	—	7,481

Net increase in cash and cash equivalents	487	2,029	—	2,516
Cash and cash equivalents, beginning of period	3,518	(191)	—	3,327

Cash and cash equivalents, end of period	$4,005	$1,838	$—	$5,843

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion and analysis of the results of operations, financial condition and liquidity of the Company should be read in conjunction with the financial statements and related notes included in this report.

Results of Operations

Quarter Ended September 28, 2002 Compared to Quarter Ended September 29, 2001

      Consolidated net sales in the third quarter 2002 decreased by $13.1 million, or 4.5%, to $280.1 million versus $293.2 million in the third quarter 2001. The decrease is attributable primarily to weaker consumer demand in 2002 versus 2001. Weaker consumer demand in the current quarter is attributable to a slower economy creating a more competitive environment. Units of replacement passenger and light truck tires shipped for the industry were down approximately 7% for the third quarter 2002 versus third quarter 2001.

      Gross profit in the third quarter 2002 increased by $0.2 million, or 0.4%, to $51.4 million versus $51.2 million in the third quarter 2001 due to an increase in gross profit as a percentage of sales to 18.4% in the third quarter 2002 compared to 17.5% in the third quarter 2001. Margin for the third quarter 2001 included a $5.0 million charge for inventory impairments primarily resulting from a management decision to exit the majority of the Company’s parts product lines in the Western division. Excluding this charge, margin as a percentage of sales for the third quarter 2002 decreased by 0.8% from third quarter 2001. Margin decreases are primarily attributable to an increase in competitive activity.

      Selling, general and administrative expenses decreased by $10.9 million in the third quarter 2002 representing 14.9% as a percentage of sales compared to 18.0% in the third quarter 2001. The decrease in operating expenses is primarily due to a headcount reduction throughout the Company as well as discontinued amortization of the Company’s goodwill as required by new accounting standards.

      Interest expense decreased $2.8 million in the third quarter of 2002 to $4.1 million versus $6.9 million in the third quarter of 2001. The decrease is primarily attributable to reduced interest cost on the Company’s outstanding Series D Senior Notes as well as a decline in interest rates.

      Pre-tax income for the third quarter 2002 was $5.6 million resulting in an income tax provision of $2.2 million compared to a pre-tax loss of $8.1 million in the third quarter 2001 resulting in a tax benefit of $4.6 million.

      EBITDA from continuing operations increased from $3.1 million for the third quarter 2001 to $11.8 million for third quarter 2002. EBITDA includes earnings from continuing operations before interest, taxes, depreciation and amortization and should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with generally accepted accounting principles. The increase is primarily due to the parts-related charge of $5.0 million taken in third quarter 2001 and decreased operating expenses as a percentage of sales in third quarter 2002.

Nine Months Ended September 28, 2002 Compared to Nine Months Ended September 29, 2001

      Consolidated net sales for the nine-month period 2002 decreased by $53.6 million, or 6.2%, to $809.2 million versus $862.8 million in the nine-month period 2001. The sales decrease is partially attributable to a decline in sales to Winston due to the sale of Winston on May 15, 2001. Sales for the nine-month period 2001 included $15.8 million of such sales. The remainder of the decrease is attributable to a decline in sales in the third quarter as discussed above. Units of replacement passenger and light truck tires shipped for the industry were down approximately 4% in the nine-month period 2002 compared to the nine-month period 2001.

      Gross profit for the nine-month period 2002 decreased by $12.5 million, or 7.7%, to $148.5 million versus $161.0 million in the nine-month period 2001. Excluding the impact of the $5.0 million charge taken in third quarter 2001 as discussed above, gross profit as a percentage of sales decreased to 18.4% in the nine-month period 2002 compared to 19.2% in the nine-month period of 2001. Margin decreases are primarily attributed to an increase in competitive activity.

      Selling, general and administrative expenses decreased by $32.5 million in the nine-month period 2002 representing 15.5% as a percentage of sales compared to 18.4% in 2001. Decreased operating expenses were primarily a direct result of a headcount reduction and the consolidation of all back office operations at the Company’s headquarters in Huntersville, NC as well as discontinued amortization of the Company’s goodwill as required by new accounting standards. Operating expenses in 2001 included one-time severance payments of $1.8 million.

      Interest expense decreased in the nine-month period ending September 28, 2002 by $7.1 million to $14.8 million versus $ 21.9 million in the nine-month period 2001. The decrease is primarily due to lower interest costs related to the Company’s Series D Senior Notes as well as a decline in interest rates.

      Pre-tax income for the nine-month period ending September 28, 2002 was $8.3 million resulting in an income tax provision of $3.3 million compared to a pre-tax loss of $18.2 million in the nine-month period 2001 resulting in a tax benefit of $5.4 million. The difference between the statutory tax rate and the effective tax rate in the nine-month period 2001 was primarily due to non-deductible goodwill amortization.

      In the nine-month period ending September 28, 2002, the Company recorded an additional loss on disposal of discontinued operations of approximately $0.4 million, net of income tax benefit of $0.2 million, for a cumulative net loss on sale of $14.2 million of which $12.6 million was recognized in 2001. The majority of the 2002 charges relate to the settlement of issues surrounding leases guaranteed by the Company.

      EBITDA from continuing operations increased $12.6 million to $29.3 million in the nine-month period 2002 compared to $16.7 million in the nine-month period 2001. This increase is primarily due to the $5.0 million parts-related charge taken in the third quarter 2001 and decreased operating expenses as a percentage of sales.

Liquidity and Capital Resources

      At September 28, 2002, the combined net indebtedness (net of cash) of the Company was $181.2 million compared to $277.7 million at December 29, 2001. Total commitments by the lenders under the Company’s revolving credit facility (“Revolver”) were $180.0 million at September 28, 2002, of which $16.7 million was available for additional borrowings.

      Net working capital at September 28, 2002 totaled $89.8 million as compared to $93.7 million at December 29, 2001, a decrease of $3.9 million. The decrease in working capital is primarily attributable to a decrease in deferred tax assets as a result of the extraordinary gain on the repurchase of the Series D Senior Notes partially offset by an increase in accounts receivable.

      The Company used $5.3 million of cash in operating activities for the nine months ended September 28, 2002 compared to $3.1 million for the comparable period in the prior year. The cash used in 2002 related principally to an increase in accounts receivable and a decrease in accounts payable, which were partially offset by a decrease in inventory. Cash used in 2001 related principally to the loss from continuing operations and an increase in accounts receivable partially offset by a decrease in inventories.

      Capital expenditures for the nine months ended September 28, 2002 and September 29, 2001 amounted to $0.9 million and $5.0 million, respectively. Capital expenditures in 2001 included warehouse racking and computer system upgrades.

      On March 18, 2002, the Company and its lenders executed an amendment to the Revolver to, among other things, amend the financial covenants contained therein, change the rate at which borrowings thereunder bear interest and amend certain definitions contained therein. In addition, the amended facility provides for additional availability due in part to a reduction in the minimum availability reserve (as defined in the agreement). The minimum availability reserve will begin to increase by $0.5 million in August 2002 and will increase each month until the reserve reaches the original amount in August 2003. As a result of the amendment, the applicable margins as of April 1, 2002 for Eurodollar Rate loans were increased to 3.5%. A nonrefundable fee of approximately $0.5 million was charged in connection with this amendment.

      Effective August 22, 2002, the Company and its lenders executed a waiver and amendment to the Revolver to waive the effects of a failure to meet the minimum fixed charge coverage covenant, as defined in the credit agreement, as of June 29, 2002 and to amend certain definitions contained therein.

      On September 25, 2002, the Company and its lenders executed an amendment to the Revolver to, among other things, amend the financial covenants contained therein and revise certain components of the definitions of Borrowing Base. The amended agreement provides for borrowings in the aggregate principal amount of up to the lesser of $180.0 million or the Borrowing Base, as defined in the agreement, which is based on 85% of eligible accounts receivable, the lesser of 65% of eligible tire inventory plus 60% of certain secured tire inventory (within limitations as defined in the agreement) or $100 million and the lesser of 50% of all other eligible inventory or $25 million less defined reserves. A nonrefundable fee of approximately $0.2 million was charged in connection with this amendment. As of November 12, 2002, the Company’s financial measures were in excess of the minimums required, as amended, and management expects that such amounts will remain above the minimums for the foreseeable future.

      The Revolver term expires in March 2005, extendable by the Company and the banks for an additional five years. Borrowings under the Revolver bear interest, at (i) the Base Rate, as defined, plus the applicable margin (2.0% as of September 28, 2002) or (ii) the Eurodollar Rate, as defined, plus the applicable margin (3.5% as of September 28, 2002). These margins are subject to performance-based step-downs resulting in margins ranging from 0.75% to 2.0% for Base Rate loans and 2.0% to 3.5% for Eurodollar Rate loans, respectively.

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

      On March 27, 2002, the Company repurchased $121.4 million in outstanding principal amount of the 10% Series D Senior Notes (“Senior Notes”) due in 2008 at a purchase price of $535 per $1,000 in face amount of Senior Notes, plus accrued and unpaid interest of $4.5 million. The Company funded the repurchase of the Senior Notes through several debt restructuring transactions (“Restructuring Transactions”). The Restructuring Transactions consisted of (i) an amendment to the Company’s revolving credit facility to provide additional availability, (ii) a sale and leaseback of three of the Company’s tire distribution warehouses generating cash proceeds of $13.9 million and (iii) an equity investment of $28.9 million from the issuance of 9,637,592 shares of Series D preferred stock to the Company’s existing stockholders. Concurrently with the repurchase of the Senior Notes, the Company, the Subsidiary Guarantors and the Trustee executed the Fourth Supplemental Indenture to the Indenture. The amendments to the Indenture were effected primarily to permit the Restructuring Transactions and make other required modifications.

      The Company anticipates that its principal use of cash going forward will be to meet working capital and debt service requirements and to make capital expenditures (expected to be approximately $0.6 million for the remainder of the year). Based upon current and anticipated levels of operations, the Company believes that its cash flow from operations, together with amounts available under the Revolver, will be adequate to meet its anticipated requirements. There can be no assurance, however, that the Company’s business will continue to generate sufficient cash flow from operations in the future to meet these requirements or to service its debt, and the Company may be required to refinance all or a portion of its existing debt, or to obtain additional financing. These increased borrowings may result in higher interest payments. In addition, there can be no assurance that any such refinancing would be possible or that any additional financing could be obtained. The inability to obtain additional financing could have a material adverse effect on the Company.

Income Taxes

      The Company has deferred tax assets of $21.0 million and $44.0 million at September 28, 2002 and December 29, 2001, respectively. The decrease in net deferred tax assets is primarily attributable to the utilization of net operating loss carryforwards as it relates to the extraordinary gain on retirement of the Series D Senior Notes and from net income generated from continuing operations through September 28, 2002. Management has evaluated the Company’s deferred tax assets and has concluded that the realizability of the deferred tax assets is more likely than not, except as it relates to certain state net operating loss carryforwards. Accordingly, a valuation allowance of $2.0 million was provided in fiscal 2001. This evaluation considered the historical and long-term expected profitability of the Company’s continuing operations and the efficiencies realized in the Company’s operating cost structure over the past year. The Company’s ability to generate future taxable income is dependent on numerous factors including general economic conditions, the state of the replacement tire market and other factors beyond management’s control. Therefore, there can be no assurance that the Company will meet its expectation of future taxable income. Changes in expected future income could lead to an additional valuation allowance against deferred tax assets.

New Accounting Pronouncements

      In April 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.” This statement contains a number of changes under existing GAAP, including the elimination of extraordinary item classification of debt extinguishments that was previously required under SFAS 4. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002 with early adoption encouraged. The Company expects to adopt SFAS No. 145 in fiscal 2003.

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

Item 3.     Quantitative and Qualitative Disclosure about Market Risk.

      For the period ended September 28, 2002, the Company did not experience any material changes from the quantitative and qualitative disclosures about market risk presented in the Company’s Report on Form 10-K for the fiscal year ended December 29, 2001.

Item 4.     Controls and Procedures.

     Evaluation of Disclosure Controls and Procedures

      Based on their evaluation as of a date within 90 days of the filing date of this report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in Internal Controls

      There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings.

      There have been no material developments in legal proceedings involving the Company since those reported in the Company’s Report on Form 10-K for the fiscal year ended December 29, 2001.

Item 6.     Exhibits and Reports on Form 8-K.

      (a) Exhibits

3.1	Certificate of Correction Filed to Correct a Certain Error in the Certificate of American Tire Distributors, Inc.
10.1	Amendment No. 8 and Waiver to Second Amended and Restated Loan and Security Agreement.
10.2	Amendment No. 9 to Second Amended and Restated Loan and Security Agreement.
99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

No report on Form 8-K was filed during the quarter ended September 28, 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2002

AMERICAN TIRE DISTRIBUTORS, INC.

By:	/s/ WILLIAM E. BERRY

William E. Berry
Executive Vice President and
Chief Financial Officer
(On behalf of the Registrant and
as Principal Financial Officer)

CERTIFICATIONS

I, Richard P. Johnson, President and Chief Executive Officer of American Tire Distributors, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of American Tire Distributors, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ RICHARD P. JOHNSON

Richard P. Johnson
President and Chief Executive Officer

CERTIFICATIONS

I, William E. Berry, Executive Vice President and Chief Financial Officer of American Tire Distributors, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of American Tire Distributors, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statement, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ WILLIAM E. BERRY

William E. Berry
Executive Vice President and Chief Financial Officer