Form 10-K
period 2002-12-28
AMERICAN TIRE DISTRIBUTORS INC
filed 2003-03-28
CIK 1068152

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 333-61713

American Tire Distributors, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	56-0754594 (I.R.S. Employer Identification Number)

12200 Herbert Wayne Court, Suite 150

Huntersville, North Carolina 28078
(Address, including zip code, of principal executive offices)

(704) 992-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

      The aggregate market value of the voting stock held by non-affiliates of the registrant: None

      Number of common shares outstanding at March 15, 2003: 5,086,917

PART I

Item 1.     Description of Business.

General Development of Business

      American Tire Distributors, Inc. (together with its subsidiaries, the “Company”) (formerly Heafner Tire Group, Inc.), is one of the largest independent suppliers of tires to the replacement tire market in the United States. The Company operates 62 distribution centers servicing all or parts of 35 states. Through this distribution network, the Company currently serves an average of 35,000 customers each month. In addition to its tire sales, the Company is a significant independent distributor of aftermarket wheels, accessories and automotive service equipment.

      Founded in 1935, the Company has grown over the past five years both by consistent growth in revenues which exceeded the industry average, and by acquisitions. The Company acquired Winston Tire Company (formerly Oliver & Winston) (“Winston”) in 1997, Speed Merchant, d/b/a Competition Parts Warehouse (“CPW”) in 1998 and merged with ITCO Logistics Corporation (“ITCO”) in 1998. The Company acquired California Tire Company (“California Tire”) in 1999 and in 2000, the Company acquired certain assets of Tire Centers, LLC (“TCI”), the outstanding common stock of T.O. Haas Tire Company (“Haas”) and the distribution operations of Merchant’s, Inc., known as American Tire Distributors (“ATD”).

      In May 1999, the majority owners of the Company’s Class A and Class B common stock sold their shares to Charlesbank Equity Fund IV, L.P. a Massachusetts limited partnership. On August 20, 1999, the Company reincorporated in Delaware (previously incorporated in North Carolina) and simultaneously changed its name from The J.H. Heafner Company, Inc. to Heafner Tire Group, Inc. Effective May 30, 2002, the Company changed its name from Heafner Tire Group, Inc. to American Tire Distributors, Inc. The new name is part of the Company’s transition from a collection of companies joined through acquisition into a single-minded organization with an unmatched, coast-to-coast footprint in the distribution market. The move follows two years of reorganization during which the Company discontinued its venture into tire retailing.

      Effective January 26, 2001, the Company’s Board of Directors authorized the exit from retail operations and determined that it was in the Company’s best interest to concentrate solely on wholesale distribution, which is its core business. In that regard, effective May 15, 2001, the Company completed a transaction pursuant to a Stock Purchase Agreement to sell all the capital stock in Winston, its retail segment, to Performance Management, Inc. for a purchase price of approximately $10.0 million. Accordingly, this segment has been reflected as a discontinued operation in the accompanying consolidated financial statements. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

Industry Overview

      Purchasers in the United States spent approximately $21.6 billion on new replacement tires in 2002. Of that amount, passenger tires accounted for approximately 60.1% of sales, light truck tires accounted for approximately 16.2%, truck tires accounted for approximately 20.4% and farm, specialty and other types of tires accounted for approximately 3.3%. The number of new replacement tires shipped in the United States for passenger cars and light trucks increased from 164.6 million tires in 1986 to 239.5 million tires in 2002. The Company believes that increases in both the number and average age of cars as well as passenger miles driven in the United States have contributed to this growth.

      Consumers of new replacement tires in the United States obtain them from several principal sources, including independent tire dealers, manufacturer-owned retail stores, mass merchandisers such as Sears and Wal-Mart, auto supply chain stores and wholesale clubs and discounters. Independent tire dealers, which represent the largest customer base served by the Company, are the largest suppliers of new replacement passenger tires in the United States. Independent tire dealers accounted for approximately 58.5% of retail sales of domestic replacement passenger tires in 2002.

      Independent tire dealers obtain their inventory of new replacement tires through three principal sources: tire manufacturers, independent wholesale distributors like the Company and dealer-owned warehouses. Other sources include discount or price clubs and other tire outlet chains. The Company believes that, in recent years, certain tire manufacturers have reduced their supply to small independent tire dealers due to the inefficiencies of supplying small quantities of product to a large number of locations. At the same time, manufacturers have increased their supplies to independent wholesale distributors such as the Company, who are able to deliver tires to a large number of independent tire dealers with greater efficiency.

      The replacement tire market for passenger cars and light trucks consists of three primary types of tires: “flag” brands, which are premium tires made by the major tire manufacturers; associate brands, which are primarily economy brand tires made and marketed by the major tire manufacturers; and private-label brands, which are brands made by tire manufacturers exclusively for and marketed by independent tire wholesale distributors and or retailers. In 2002, flag brands constituted approximately 58% of the United States passenger and light truck replacement tire markets, associate brands made up approximately 18% of those markets and private-label brands constituted approximately 24% of those markets.

Products

      The Company sells a broad selection of tires, custom wheels, automotive service equipment and related products manufactured by the leading manufacturers of those products. The Company’s products include flag brand tires manufactured by Michelin, Bridgestone/Firestone and Goodyear/Dunlop as well as, private-label products such as Regul tires, Winston tires and Pacer and ICW custom wheels; and associate brand products such as Monarch tires, manufactured by Goodyear. The Company also distributes alignment service equipment manufactured by Hunter Engineering Company and tire changers and balancers built by Hennessey Industries, Inc. (a division of the Danaher Corporation), both leading manufacturers in their respective fields. The Company sells many other products, including tires for the medium truck, farm and industrial markets, automotive service equipment, wheel weights and tubes. Sales of tires accounted for approximately 87.7% of sales from continuing operations in 2002, 90.3% in 2001 and 82.0% in 2000. The remainder of the Company’s sales includes wheels, service equipment and other automotive parts.

Suppliers

      The Company purchases its products from all major tire manufacturers as well as other suppliers. Of the Company’s principal private-label brands, Winston tires are manufactured exclusively by Goodyear and Regul tires are manufactured by Michelin.

      There are a number of worldwide manufacturers of wheels and other automotive products and equipment. Most of the wheels purchased by the Company are private-label custom brands, namely Pacer and ICW, and are produced by a variety of manufacturers. The Company purchases equipment and other products from multiple sources, including industry leaders such as Hunter Engineering Company and Hennessey Industries, Inc. (a division of the Danaher Corporation).

      With the exception of a long-term contract (the “Winston Private Brand Supply Agreement”) with Kelly-Springfield, a division of Goodyear, (“Goodyear”), the Company’s supply arrangements with its major suppliers generally are oral or written arrangements which are renegotiated annually. Although there can be no assurance that these arrangements will be renewed, or renewed on favorable terms, the Company has conducted business with its major tire suppliers for many years and believes that it has strong relationships with all of its major suppliers.

      The Company purchases certain private-label and associate brand tires, including the Winston and Monarch products, from Goodyear. Purchases under the Winston Private Brand Supply Agreement are made at prices as specified from time to time in the manufacturer’s pricing schedule. Under the terms of the Winston Private Brand Supply Agreement, the Company purchases all of its requirements of Winston brand tires from Goodyear. The initial term of the Winston Private Brand Supply Agreement expires on May 7, 2007 and the agreement is automatically renewable for successive three-year terms thereafter. The Winston Private Brand Supply Agreement may be terminated by either party upon twelve months’ advance notice. Goodyear is the sole holder of the Company’s Series A preferred stock and Series B preferred stock, as discussed below under “Certain Relationships and Related Transactions — Preferred Stock.”

Customers

      The Company distributes tires and related automotive products principally to independent tire dealers. The Company’s other customers include national retail chains, service stations, general automotive repair facilities, auto parts stores, automobile dealers and specialty automotive repair facilities. The Company generally requires payment from its customers within 30 days, although it may tailor programs for its larger customers. In 2002, the Company’s continuing operations served an average of 35,000 customers each month. The Company’s largest customer accounted for less than 1% and its top 25 customers accounted for less than 7% of net sales from continuing operations in 2002.

Competition

      The industry in which the Company operates is highly competitive, and many of the Company’s competitors have resources significantly greater than the Company. Tire manufacturers distribute tires to the retail market by direct shipments to independent tire dealers, national retail chains such as Sears and Wal-Mart and manufacturer-owned retail stores as well as through shipments to independent wholesale distributors. A number of independent wholesale tire distributors also compete in the regions in which the Company operates.

      The Company believes that the principal competitive factors in its business are reputation, breadth of product offering, delivery frequency, price and service. The Company believes that it competes effectively in all aspects of its business due to its ability to offer a broad selection of flag and private-label branded products, its competitive prices and its ability to provide quality services in a timely manner.

Trademarks

      The private-label brand names under which the Company markets its products are trademarks of the Company. Those private-label brand names are considered to be important to the Company’s business because they develop brand identification and foster customer loyalty. All of the Company’s trademarks are of perpetual duration as long as they are periodically renewed. The Company currently intends to maintain all of them in force. The principal private-label brand names under which the Company markets its products are:

•	REGUL® tires,

•	WINSTON® tires,

•	DYNATRAC®,

•	PACER® custom wheels,

•	ICW® custom wheels, and

•	MAGNUM® automotive lifts.

Seasonality and Inventory

      The Company’s operations typically experience their highest levels of sales from March through October of each fiscal year, with the period from November through February generally experiencing the lowest levels of sales. The Company’s inventories generally fluctuate with anticipated seasonal sales volumes. The Company believes it maintains levels of inventory that are adequate to meet its customers’ needs on short notice.

      Since customers look to the Company to fulfill their needs on short notice, backlog of orders is not a meaningful statistic.

Working Capital Practices

      The Company must maintain substantial inventories in connection with its operations. Inventory levels fluctuate throughout the year with anticipated seasonal sales volume. Inventories are financed through vendor credit terms and borrowings under the Company’s revolving credit facility (“Revolver”). The amount of borrowings under the Revolver fluctuates throughout the year. On December 28, 2002, total commitments by the lenders under the Company’s Revolver were $180.0 million, of which $17.0 million was available for additional borrowings after consideration of the Company’s outstanding letters of credit totaling $6.3 million.

      Both the maintenance of substantial inventories and the practice of seasonal borrowing are common to the wholesale tire distribution industry.

Environmental Matters

      The Company’s operations and properties are subject to federal, state and local laws, regulations and ordinances relating to the use, storage, handling, generation, transportation, treatment, emission, release, discharge and disposal of certain materials, substances and wastes under which the Company could be held strictly, jointly and severally liable for costs associated with the investigation and clean-up of contaminated properties. The nature of the Company’s existing and historical operations exposes it to the risk of liabilities or claims with respect to environmental matters, including off-site disposal matters. For example, in automotive service operations of the discontinued retail segment, the Company handled waste motor oil and hydraulic brake fluid, the storage and disposal of which is strictly regulated by federal and state authorities. The Company contracted with outside services to handle disposal of these materials.

      The Company believes that it currently complies with all relevant environmental regulations and it does not incur significant costs maintaining compliance with those laws. However, the Company could incur material costs in connection with environmental liabilities or claims. In addition, future events such as changes in existing laws and regulations or in their interpretation, could give rise to additional compliance costs or liabilities that could have a material effect on the Company’s business or earnings. Expenditures related to environmental matters have not had, and are not expected to have, a material effect on the Company’s business or earnings.

Employees

      As of December 28, 2002, the Company’s continuing operations employed approximately 1,915 people. None of the Company’s employees are represented by a union. The Company believes its employee relations are satisfactory.

Business Subject to Governmental Contracts

      No material portion of the business of the Company is subject to renegotiation of contracts with, or termination by, any governmental agency.

Cautionary Statements on Forward-Looking Information

      This report contains “forward-looking statements,” which are statements other than statements of historical facts. These forward-looking statements are principally contained under Items 1 and 7 and in statements using phrases such as “expects” or “anticipates” located throughout this report. The forward-looking statements include, among other things, the Company’s expectations and estimates about its business operations, strategy, and its expectations and estimates about its future financial performance, including its financial position, cash flows from continuing operations, capital expenditures and ability to refinance indebtedness.

      The forward-looking statements are subject to risks, uncertainties and assumptions about the Company and about the future, and could prove not to be correct. The current economic environment continues to remain uncertain and when combined with the uncertainties of the current crisis in Iraq, there can be no assurances about the Company’s future business operations or financial performance. Cautionary statements describing factors that could cause actual results to differ materially from the Company’s expectations are discussed in this report, including in conjunction with the forward-looking statements included in this report. All subsequent written or oral forward-looking statements attributable to the Company or to persons acting on behalf of the Company are expressly qualified in their entirety by those cautionary statements.

      The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur.

Item 2.     Description of Properties.

      The Company’s principal properties are geographically situated to meet sales and operating requirements. All of the Company’s properties are considered to be adequate to meet current operating requirements. As of December 28, 2002, the Company had a total of 62 warehouse distribution centers located in 18 states, aggregating approximately 4.8 million square feet. Of these centers, four are owned and the remainder are leased.

      The Company also leases its principal executive office located in Huntersville, North Carolina.

Item 3.     Legal Proceedings.

      The Company is involved from time to time in various lawsuits, including alleged class action lawsuits arising out of the ordinary conduct of its business. Although no assurances can be given, management does not expect that any of these matters will have a material adverse effect on the Company’s business or financial condition. The Company is also involved in various proceedings incidental to the ordinary course of its business. The Company believes, based on consultation with legal counsel, that none of these proceedings will have a material adverse effect on its financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders.

      Not applicable.

PART II

Item 5.     Market for Registrant’s Common Stock and Related Security Holder Matters.

      Not applicable.

Item 6.     Selected Financial Data.

      The following table sets forth selected historical consolidated financial data of the Company for the periods indicated as restated for the presentation of Winston, its retail segment, as a discontinued operation. The selected historical financial data as of the end of and for the fiscal years 1998 through 2002 is derived from the consolidated financial statements of the Company as of and for those years. The consolidated financial statements of the Company as of December 29, 2001 and December 28, 2002 and for each of the three years in the period ended December 28, 2002 are included in Item 8 of this report. The following selected historical consolidated financial information should be read in conjunction with “Management’s Discussion and

Analysis of Financial Condition and Results of Operations,” included as Item 7, and the consolidated financial statements of the Company and the related notes, included as Item 8, in this report.

	2002	2001	2000(b)	1999(c)	1998(e)

	in thousands
Statements of Operations Data(a):
Net sales(d)	$1,060,394	$1,107,894	$1,087,260	$908,049	$593,879
Gross profit	197,873	210,422	199,956	159,178	102,311
Operating income	31,351	4,079	27,186	21,526	10,044
Income (loss) from continuing operations	7,821	(17,555)	(1,555)	(1,249)	(2,685)
Income (loss) from discontinued operations	(483)	(769)	(39,938)	(5,339)	177
Loss on disposal of discontinued operations	—	(12,616)	(1,200)	—	—
Income (loss) before extraordinary item	7,338	(30,940)	(42,693)	(6,588)	(2,508)
Extraordinary gain (charge)	30,089	—	—	—	(2,216)
Net income (loss)	37,427	(30,940)	(42,693)	(6,588)	(4,724)
Balance Sheet Data:
Working capital for continuing operations	$83,073	$93,670	$91,778	$82,592	$47,327
Total assets	411,270	443,020	497,120	416,171	388,654
Total debt	181,135	281,839	292,433	235,353	184,199
Total redeemable preferred stock	11,035	24,115	11,035	11,094	11,353
Cash Flow Data:
Cash flows from continuing operating activities	$13,507	$(1,766)	$40,575	$(21,599)	$(9,396)
Cash flows from investing activities	128	8,183	(82,155)	(20,688)	(58,070)
Cash flows from financing activities	(15,073)	456	53,196	44,269	71,900
Other Data:
EBITDA from continuing operations(f)	$40,249	$22,373	$42,406	$35,418	$17,773
Depreciation and amortization for continuing operations(g)	8,610	17,532	14,302	11,786	6,938
Amortization of other assets(h)	1,221	1,247	1,176	949	733
Capital expenditures	2,059	6,060	14,724	11,218	8,697
Ratio of earnings to fixed charges(i)	1.48	0.36	1.05	1.06	0.85

(a)	Winston has been treated as a discontinued operation in the accompanying selected financial data.
(b)	In April 2000, the Company purchased certain assets of Tire Centers, LLC. In May 2000, the Company acquired T.O. Haas and in July 2000, the Company purchased the net assets of ATD. Each transaction was accounted for using the purchase method of accounting.
(c)	In January 1999, the Company acquired California Tire. This transaction was accounted for using the purchase method of accounting.
(d)	Net sales include approximately $15.8 million, $60.6 million, $55.9 million and $27.4 million of inter-segment sales from CPW to Winston for 2001, 2000, 1999 and 1998, respectively.
(e)	In May 1998, the ITCO merger and the CPW acquisition occurred. Each transaction was accounted for using the purchase method of accounting.
(f)	EBITDA represents net income before discontinued operations and extraordinary item plus income taxes, depreciation and amortization and interest expense. EBITDA is presented because it is a widely accepted financial indicator of a company’s ability to generate cash flow and to service or incur indebtedness. EBITDA should not be considered an alternative to net income as a measure of operating results or to cash flows from operations as a measure of liquidity in accordance with accounting principles generally accepted in the United States. EBITDA as calculated and presented here may not be comparable to EBITDA as calculated and presented by other companies. See table below for reconciliation of income (loss) before discontinued operations and extraordinary item to EBITDA.
(g)	The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002 and accordingly goodwill amortization was discontinued.
(h)	Amount represents amortization of deferred financing charges which is included in interest expense.
(i)	For purposes of these ratios, (i) earnings have been calculated by adding interest expense and the estimated interest portion of rental expense to earnings before income taxes and extraordinary items and (ii) fixed charges are comprised of interest expense and capitalized interest.

      Reconciliation of income (loss) before discontinued operations and extraordinary item to EBITDA:

	2002	2001	2000	1999	1998

	in thousands
Income (loss) before discontinued operations and extraordinary item	$7,821	$(17,555)	$(1,555)	$(1,249)	$(2,685)
Interest expense, net	18,705	28,639	26,447	22,000	13,408
Provision (benefit) for income taxes	5,113	(6,243)	3,212	2,881	112
Depreciation and amortization of goodwill and other intangibles	8,610	17,532	14,302	11,786	6,938

EBITDA	$40,249	$22,373	$42,406	$35,418	$17,773

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion and analysis of the results of operations, financial condition and liquidity of the Company should be read in conjunction with the consolidated financial statements and the related notes included in this report.

Year Ended December 28, 2002 Compared to the Year Ended December 29, 2001

      Consolidated net sales from continuing operations decreased by $47.5 million, or 4.3%, in 2002. Of this decrease, approximately $20.2 million, or 1.8%, is attributable to the sale of the Haas retail stores in October 2001. The sale of Winston on May 15, 2001 accounted for a decline of $15.8 million, or 1.4% from prior year. The exit of the Company’s parts product lines in the Western division in 2001 accounted for approximately $2.4 million, or a 0.2% decrease over 2001. Other net sales declined by $9.1 million, a 0.8% decrease from 2001. The decrease is primarily due to weaker consumer demand in 2002 versus 2001. Weaker consumer demand in 2002 is attributable to an overall slower economy creating a more competitive environment. The decline in sales from prior year experienced by the Company was still less than that of the industry as a whole. Units of replacement passenger and light truck tires shipped for the industry were down approximately 2.6% for 2002 versus 2001 compared to 0.8% experienced by the Company. The current economic environment continues to remain weak and the uncertainties surrounding the crisis in Iraq may continue to dampen demand in the replacement market, exacerbating an already competitive environment.

      Gross profit in 2002 decreased by $12.5 million, or 6.0%, to $197.9 million compared to $210.4 million in 2001 due to a decrease in gross profit as a percentage of sales to 18.7% in 2002 compared to 19.0% in 2001. Margin for 2001 included a $5.0 million charge for inventory impairments primarily resulting from a management decision to exit the majority of the Company’s parts product lines in the Western division. Excluding this charge, margin as a percentage of sales for 2002 decreased by 0.7% from 2001. Margin decreases are primarily attributable to an increase in competitive activity.

      Selling, general, and administrative expenses were $166.5 million in 2002, representing 15.7% of sales in 2002, compared to $206.3 million and 18.6% of sales in 2001. The decrease in operating expenses is primarily due to headcount reductions throughout the Company as well as discontinued amortization of the Company’s goodwill as required by new accounting standards.

      During the current year, the Company has recorded charges of approximately $0.3 million primarily relating to the closure of certain of its facilities in the Western region as a result of warehouse consolidations initiated to streamline operations. The majority of these charges relate to estimated future rentals on the closed facilities.

      Interest expense decreased $9.9 million to $18.7 million in 2002 compared to $28.6 million in 2001. The decrease is primarily attributable to reduced interest cost on the Company’s outstanding Series D Senior Notes as well as a decline in interest rates on the Company’s revolving credit facility.

      Pre-tax income for 2002 was $12.9 million resulting in an income tax provision of $5.1 million compared to a pre-tax loss of $23.8 million in 2001 resulting in a tax benefit of $6.2 million. Net income increased $68.4 million from $(30.9) million in 2001 to $37.4 million in 2002.

      Effective May 15, 2001, the Company completed a transaction pursuant to a Stock Purchase Agreement to sell all the capital stock in Winston to Performance Management, Inc. for a purchase price of approximately $11.3 million. Subsequently, the purchase price was reduced by $1.3 million due to purchase price adjustments as specified in the agreement. Upon closing, the Company received $8.5 million in cash. The balance of $2.8 million was payable May 15, 2002 for which the Company has previously established an appropriate reserve. As of March 28, 2003 this balance remains outstanding and the Company is vigorously pursuing collection from Performance Management, Inc. In 2002, the Company has recorded an additional loss from discontinued operations of approximately $0.5 million, net of income tax benefits of $0.3 million, for a cumulative net loss of $41.2 million, of which $0.8 million was recognized in 2001. The additional loss results primarily from adjustments to estimated liabilities for leases where the Company is a guarantor.

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

      The Company’s receivable/administrative claim of approximately $2.0 million due from Winston was fully recovered in third quarter of 2002 by a return of merchandise of approximately $0.5 million and the receipt of certain unencumbered trademark rights for the state of California as a result of the rejection of licenses by Winston. The intangible asset recorded for this trademark is being amortized on a straight-line basis over a period of five years.

      On September 12, 2002, the United States Bankruptcy Court for the Central District of California approved a sale of substantially all the assets of Winston to the Goodyear Tire and Rubber Company, Inc., which sale closed in late December 2002. Thereafter, in January 2003 upon motion, the Bankruptcy Court converted the Winston bankruptcy case from a Chapter 11 to a Chapter 7 proceeding.

Year Ended December 29, 2001 Compared to the Year Ended December 30, 2000

      Consolidated net sales from continuing operations increased $20.6 million, or 1.9%, in 2001. The operations acquired from Haas and ATD accounted for approximately $101.3 million, or a 9.3% increase over 2000. The precise effect on sales of the TCI assets acquired cannot be determined due to the merger of these operations into various of the Company’s existing operations. These increases are offset by a decline in inter-segment sales to Winston of approximately $44.8 million due to the sale of Winston as of May 15, 2001 and the closing of certain Winston locations prior to the sale. Other net sales declined by $35.9 million, a 3.3% decrease from 2000. The decrease is attributable primarily to weaker consumer demand in 2001 versus 2000 attributable to a slower economy creating a more competitive environment. Additionally, business declined significantly immediately following the events of September 11, 2001 and did not return to expected levels by the end of the year. Sales in 2000 were aided during the second half of the year (primarily in the third quarter) by a very strong consumer market for replacement tires caused by the heightened consumer awareness of tire safety issues arising from the publicity surrounding the recall of certain Firestone brands. The decline in sales from prior year experienced by the Company were still less than that of the industry as a whole. Units of replacement passenger and light truck tires shipped for the industry were down approximately 4.4% for 2001 versus 2000 compared to 3.3% experienced by the Company.

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

      Selling, general, and administrative expenses were $206.3 million in 2001, representing 18.6% of sales in 2001, compared to $172.8 million and 15.9% of sales in 2000. The increase in operating expenses is primarily due to the inclusion of a full year of Haas and ATD in the current year versus seven and five months, respectively, in the prior year. Increased operating expenses as a percentage of sales were principally a result of a decline in sales without the full realization of cost cutting strategies initiated throughout the year.

      During 2001, the Company recorded charges of approximately $1.9 million primarily relating to the closure of certain of its facilities in the Western region as a result of warehouse consolidations initiated to streamline operations. The majority of these charges relates to estimated future rentals on the closed facilities.

      Interest expense increased $2.2 million to $28.6 million in 2001 compared to $26.4 million in 2000 primarily due to higher borrowing levels on the revolving credit facility arising from the acquired operations in 2000, offset partially by a decline in interest rates.

      Income tax benefit in 2001 totaled $6.2 million, which is lower than would be expected based on statutory income tax rates primarily due to non-deductible goodwill amortization. Net loss decreased $11.8 million from $(42.7) million in 2000 to $(30.9) million in 2001.

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

Revenue Recognition

      The Company recognizes revenue upon shipment from its distribution centers/warehouses to the customer. The Company also permits customers from time to time to return certain products but there is no right of return. The Company continuously monitors and tracks such returns and records an estimate of such future returns, based on historical experience and actual returns experienced for a specified time following the end of the period. While such returns have historically been within management’s expectations and the provisions established have been adequate in all material respects, the Company cannot guarantee that it will continue to experience the same return rates that it has in the past. If future returns increase significantly, operating results would be adversely affected.

Allowance for Doubtful Accounts

      The allowance for doubtful accounts provides for losses believed to be inherent within the Company’s accounts receivable. Management evaluates both the creditworthiness of specific customers and the overall probability of losses based upon an analysis of the overall aging of receivables, past collection trends and general economic conditions. Management believes, based on its review, that the allowance for doubtful accounts is adequate to cover potential losses. Actual results may vary as a result of unforeseen economic events and the impact those events could have on our customers.

Valuation of Goodwill and Other Intangible Assets

      In July 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 revises the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are tested for impairment annually and more frequently in the event of an impairment indicator. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives, and reviewed for impairment at least annually. The Company adopted the provisions of SFAS No. 142 effective December 30, 2001. The Company has completed the initial analysis effective as of the beginning of 2002 and has determined that there is no goodwill impairment. Future adverse developments in market conditions or the Company’s operating results could cause the fair value of the Company’s goodwill to fall below the carrying value, requiring an impairment charge.

Deferred Taxes

      The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. Management has evaluated the Company’s deferred tax assets and has concluded that the realizability of the deferred tax assets is “more likely than not” except as it relates to certain state net operating loss carry-forwards (“NOLs”). Accordingly, a valuation allowance of $2.0 million was provided at December 29, 2001 relating to certain deferred tax assets that in management’s assessment may not be realized due to the sale of Winston in May 2001. The valuation allowance was reduced to $1.0 million at December 28, 2002 based on the Company’s state income tax results for fiscal 2002 and the Company’s analysis of projected utilization of the remaining state NOL carry-forwards. This evaluation considered the historical and long-term expected profitability of the Company’s continuing operations, the sale of the Company’s retail segment which generated the Company’s losses in 2000 and 1999, the efficiencies gained from efforts initiated in 2001 to streamline operations and the extraordinary gain as well as the reduction in interest expense relating to the repurchase of the Company’s Series D Senior Notes (see discussion in “Liquidity and Capital Resources” below). The Company’s current year operations result in taxable income in 2002. The Company is forecasting taxable income in 2003. The Company believes that taxable income generated in future years will be sufficient to utilize the remaining net deferred tax assets. The Company’s ability to generate future taxable income is dependent on numerous factors including general economic conditions, the state of the replacement tire market and other factors beyond management’s control. Therefore, there can be no assurance that the Company will meet its expectation of future taxable income. Changes in expected future income could lead to an additional valuation allowance against deferred tax assets.

Discontinued Operations

      In the consolidated financial statements, the Company’s retail segment (Winston) has been reflected as a discontinued operation. On January 15, 2002, Winston filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code. On September 12, 2002, the United States Bankruptcy Court for the Central District of California approved the sale of substantially all the assets of Winston to Goodyear Tire and Rubber Company, Inc., which sale closed in late December 2002. In January 2003, upon motion, the Bankruptcy Court converted the Winston bankruptcy case from a Chapter 11 to a Chapter 7 proceeding. The only significant remaining liability related to discontinued operations is the exposure related to leases that the Company has guaranteed. However, due to the inherent uncertainties of the bankruptcy process, the Company may be exposed to additional liabilities, which are currently not known or quantifiable. As of December 28, 2002, total obligations of the Company, as guarantor on the Winston leases, is approximately $16.0 million. However, the Company has secured assignments or sublease agreements for a substantial amount of these commitments and considers the likelihood of material exposure to be minimal. The accrual for lease liabilities could be materially affected by factors such as the credit worthiness of lessors, assignees and sublessees and the Company’s success at negotiating early termination agreements with lessors. These factors are significantly dependent on general economic conditions. While the Company believes that its current estimates of discontinued operations liabilities are adequate, it is possible that future events could require significant adjustments to those estimates.

Liquidity and Capital Resources

      At December 28, 2002 the combined net indebtedness (net of cash) of the Company was $178.4 million compared to $277.7 million at December 29, 2001. Total commitments by the lenders under the Company’s Revolver were $180.0 million at December 28, 2002, of which $17.0 million was available for additional borrowings after consideration of the Company’s outstanding letters of credit totaling $6.3 million.

      EBITDA from continuing operations increased $17.9 million to $40.2 million in 2002 compared to $22.4 million in 2001. This increase in EBITDA is primarily due to the parts-related charge of $5.0 million taken in 2001 and decreased operating expenses in 2002. EBITDA represents net income before discontinued operations and extraordinary item plus income taxes, depreciation and amortization and interest expense. EBITDA is presented because it is a widely accepted financial indicator of a company’s ability to generate cash flow and to service or incur indebtedness. EBITDA should not be considered an alternative to net income as a measure of operating results or to cash flows from operations as a measure of liquidity in accordance with accounting principles generally accepted in the United States. EBITDA as calculated and presented here may not be comparable to EBITDA as calculated and presented by other companies.

      EBITDA from continuing operations decreased $20.0 million to $22.4 million in 2001 compared to $42.4 million in 2000. This decrease in EBITDA is due to higher sales and improved margins offset by substantial increases in selling, general and administrative expenses as a percentage of sales.

      The Company’s principal sources of cash during 2002 came from $13.3 million in net proceeds from the sale-leaseback transaction, $28.9 million cash contributed by certain of its principal stockholders in exchange for Series D preferred stock, and $14.0 million net proceeds from the Company’s Revolver and other long-term debt. Cash was used to repurchase Series D Senior Notes ($65.0 million), make principal payments on long-term debt ($6.2 million) and make capital expenditures ($2.1 million). Net working capital at December 28, 2002 totaled $83.1 million, compared to $93.7 million at December 29, 2001, a decrease of $10.6 million. During 2002, the Company experienced an increase in accounts receivable ($1.1 million), an increase in inventories ($2.5 million), a decrease in current maturities of long-term debt ($2.6 million) and a decrease in accounts payable and accrued expenses ($7.3 million). These increases were offset by a substantial decrease in current deferred taxes ($23.6 million) primarily due to the utilization of net operating loss carryforwards as it relates to the extraordinary gain on retirement of the Series D Senior Notes and from net income generated from continuing operations in 2002.

      Capital expenditures during 2002 of $2.1 million were primarily for computer system upgrades, leasehold improvements and warehouse racking.

      Loans under the Revolver bear interest in 2002 at a floating rate based upon federal funds or Eurodollar rates plus an applicable margin. At December 28, 2002, borrowings under the Revolver were at a weighted average interest rate of 5.4%. Loans under the Revolver are guaranteed by all subsidiaries of the Company and collateralized by liens on inventory and accounts receivable.

      On March 18, 2002, the Company and its lenders executed an amendment to the Revolver to, among other things, amend the financial covenants contained therein, change the rate at which borrowings thereunder bear interest and amend certain definitions contained therein. In addition, the amended facility provides for additional availability due in part to a reduction in the minimum availability reserve (as defined in the agreement). The minimum availability reserve increased by $0.5 million in August 2002 and will increase each month until the reserve reaches the original amount in August 2003. As a result of the amendment, the applicable margins as of April 1, 2002 for Eurodollar Rate loans were increased to 3.5%. A nonrefundable fee of approximately $0.5 million was charged in connection with this amendment.

      Effective August 22, 2002, the Company and its lenders executed a waiver and amendment to the Revolver to waive the effect of a failure to meet the minimum fixed charge coverage covenant, as defined in the credit agreement, as of June 29, 2002 and to amend certain definitions contained therein.

      On September 25, 2002, the Company and its lenders executed an amendment to the Revolver to, among other things, amend the financial covenants contained therein and revise certain components of the definitions of Borrowing Base. A nonrefundable fee of approximately $0.2 million was charged in connection with this amendment. As of March 28, 2003, the Company’s financial measures were in excess of the minimums required, as amended, and management expects that such amounts will remain above the minimums for the foreseeable future.

      On December 3, 2002, the Company and its lenders further amended the Revolver to modify certain components of the definitions of Borrowing Base. The amended agreement provides for borrowings in the aggregate principal amount of up to the lesser of $180.0 million or the Borrowing Base, as defined in the agreement, which is based on 85% of eligible accounts receivable, the lesser of 65% of eligible tire inventory plus 60% of certain secured tire inventory (within limitations as defined in the agreement) plus 65% of eligible subordinated vendor tire inventory (within limitations as defined in the agreement) or $100 million and the lesser of 50% of all other eligible inventory or $25 million less defined reserves.

      The Revolver term expires in March 2005, and is extendable by the Company and the banks for an additional five years. Borrowings under the Revolver bear interest at (i) the Base Rate, as defined, plus the applicable margin (2.0% as of December 28, 2002) or (ii) the Eurodollar Rate, as defined, plus the applicable margin (3.5% as of December 28, 2002). These margins are subject to performance-based step-downs resulting in margins ranging from 0.75% to 2.0% for Base Rate loans and 2.0% to 3.5% for Eurodollar Rate loans, respectively.

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

      On March 27, 2002, the Company repurchased $121.4 million in outstanding principal amount of the 10% Series D Senior Notes (“Senior Notes”) due in 2008 at a purchase price of $535 per $1,000 in face amount of Senior Notes, plus accrued and unpaid interest of $4.5 million. The Company funded the repurchase of the Senior Notes through several debt restructuring transactions (“Restructuring Transactions”). The Restructuring Transactions consisted of (i) an amendment to the Company’s Revolver to provide additional availability, (ii) a sale and leaseback of three of the Company’s tire distribution warehouses generating cash proceeds of $13.9 million and (iii) an equity investment of $28.9 million from the issuance of 9,637,592 shares of Series D preferred stock to the Company’s existing stockholders. Concurrently with the repurchase of the Senior Notes, the Company, the Subsidiary Guarantors and the Trustee executed the

Fourth Supplemental Indenture to the Indenture. The amendments to the Indenture were effected primarily to permit the Restructuring Transactions and make other required modifications.

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

Contractual Commitments

      As described in Notes 5 and 7 in the Notes to Consolidated Financial Statements included in Item 8 of this report, as of December 28, 2002, the Company had certain cash obligations associated with contractual commitments. The amounts due under these commitments are as follows (in millions):

	Total	2003	2004	2005	2006	2007	Thereafter

Contractual Commitments
Long term debt (variable rate)	$135.0	$—	$—	$—	$—	$—	$135.0
Long term debt (fixed rate)	46.1	2.7	1.7	12.6	0.2	0.1	28.8
Accrued interest	1.7	1.7	—	—	—	—	—
Operating leases	100.1	22.2	19.6	15.6	11.1	9.7	21.9
Capital leases	15.3	0.6	0.5	0.1	—	—	14.1

Total contractual cash obligations	$298.2	$27.2	$21.8	$28.3	$11.3	$9.8	$199.8

      The Company also has certain letters of credit outstanding at December 28, 2002 in the aggregate amount of $6.3 million.

      In addition to the above, the Company has contingent obligations relating to the redemption of its Series A preferred stock ($7.0 million at December 28, 2002) and Series B preferred stock ($4.0 million at December 28, 2002). In first quarter 2002, the Company amended and restated its articles of incorporation to, among other things, eliminate the holders’ redemption rights on Series C preferred stock and Series D preferred stock (Note 12). As a result, the Company has no contingent obligations relating to the redemption of its Series C preferred stock and Series D preferred stock. The Series A preferred stock and Series B preferred stock are redeemable beginning in December 2002 and June 2007, respectively. However, so long as amounts are outstanding or commitments to lend have not been terminated under the Revolver, the Senior Notes and other agreements entered into in connection therewith, including any replacement agreement which results in a greater principal amount outstanding, or if any default or event of default has occurred and is continuing under any such debt agreements or would result from such payments, the Company may not make any dividends or redemption payments in respect to the preferred stock. In addition, as long as any shares of Series A preferred stock or Series B preferred stock remain outstanding, no dividends may be paid, nor redemption occur on Series C preferred stock and Series D preferred stock. The Series B stated value is reduced based upon tire purchase credits as determined by the number of units purchased under the Winston Private Brand Supply Agreement. See Note 11 in the Notes to Consolidated Financial Statements included in Item 8 of this report.

      In addition, the Company is guarantor on certain leases as discussed in Note 8 in the Notes to Consolidated Financial Statements included in Item 8 of this report.

Recently Issued Accounting Pronouncements

      In April 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.” This statement contains a number of changes under existing GAAP, including the elimination of extraordinary item classification of debt extinguishments that was previously required under SFAS 4. The provisions of this statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002 with early adoption encouraged. The Company expects to adopt SFAS No. 145 in fiscal 2003 which will require reclassification of the Company’s 2002 extraordinary gain.

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

      In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57, and 107 and a recision of FASB Interpretation No. 34.” FIN 45 elaborates on the disclosures to be made regarding obligations under certain issued guarantees by a guarantor in interim and annual financial statements. It also clarifies the requirement of a guarantor to recognize a liability at the inception of the guarantee at the fair value of the obligation. FIN 45 does not provide specific guidance for subsequently measuring the guarantor’s recognized liability over the term of the guarantee. The provisions relating to the initial recognition and measurement of a liability are applicable on a prospective basis for guarantees issued or modified subsequent to December 31, 2002. The disclosure requirements of FIN 45 are effective for interim and annual financials statements for periods ending after December 15, 2002. The Company has adopted the disclosure provisions of this statement effective December 15, 2002. The Company does not expect that adoption of the liability recognition provisions will have a material impact on its financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation”. The transition guidance and annual disclosure provisions are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. At this time, the Company has not voluntarily adopted the fair value method of accounting under SFAS No. 123. However, appropriate disclosures about the effects on reported net income of the Company’s accounting policy with respect to stock-based employee compensation are provided.

Cautionary Statement on Forward-Looking Information

      This report contains “forward-looking statements,” which are statements other than statements of historical facts. These forward-looking statements use phrases such as “expects” or “anticipates”. The forward-looking statements include, among other things, the Company’s expectations and estimates about its business operations, strategy, and its expectations and estimates about its future financial performance, including its financial position, cash flows from operations, capital expenditures and ability to refinance indebtedness. The forward-looking statements in this Form 10-K are intended to be subject to the safe harbor protection provided by the federal securities laws.

      The forward-looking statements are subject to risks, uncertainties and assumptions about the Company and about the future, and could prove not to be correct. The current economic environment continues to remain uncertain and when combined with the uncertainties of the current crisis in Iraq, there can be no assurances about the Company’s future business operations or financial performance. Cautionary statements describing factors that could cause actual results to differ materially from the Company’s expectations are discussed in this report, including in conjunction with the forward-looking statements included in this report. All subsequent written or oral forward-looking statements attributable to the Company or to persons acting on behalf of the Company are expressly qualified in their entirety by those cautionary statements.

      The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur.

Item 7a.     Quantitative and Qualitative Disclosure About Market Risk.

      The Company’s results of operations are exposed to changes in interest rates primarily with respect to borrowings under the Revolver, where interest rates are tied to the prime rate or LIBOR. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. An increase of 1% in such interest rate percentages would increase the annual interest expense by $1.4 million, based on borrowings at December 28, 2002.

Item 8.     Financial Statements and Supplementary Data.

Report of Independent Accountants

To the Board of Directors and Stockholders of

American Tire Distributors, Inc and Subsidiaries:

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American Tire Distributors, Inc and subsidiaries (the “Company”, formerly Heafner Tire Group, Inc.) at December 28, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The Company’s consolidated financial statements as of December 29, 2001, and for each of the two years in the period ended December 29, 2001, prior to the revisions described in Note 1 to the consolidated financial statements, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated March 22, 2002.

      As discussed in Note 1 to these consolidated financial statements, the Company changed its accounting for goodwill and other intangible assets in 2002.

      As discussed above, the consolidated financial statements of the Company as of December 29, 2001, and for each of the two years in the period ended December 29, 2001, were audited by other independent accountants who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of December 30, 2001. We audited the transitional disclosures described in Note 1. In our opinion, the transitional disclosures for 2001 and 2000 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 7, 2003

Report of Predecessor Auditor (Arthur Andersen LLP) on

Consolidated Financial Statements

      THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP (ANDERSEN). THIS REPORT HAS NOT BEEN REISSUED BY ANDERSEN AND ANDERSEN DID NOT CONSENT TO THE INCORPORATION BY REFERENCE OF THIS REPORT (AS INCLUDED IN THIS FORM 10-K) INTO ANY OF THE COMPANY’S REGISTRATION STATEMENTS.

      AS DISCUSSED IN NOTE 1, THE COMPANY HAS REVISED ITS FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 29, 2001 AND DECEMBER 30, 2000 TO INCLUDE THE TRANSITIONAL DISCLOSURES REQUIRED BY STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142, GOODWILL AND INTANGIBLE ASSETS. THE ANDERSEN REPORT DOES NOT EXTEND TO THESE CHANGES. THE REVISIONS TO THE 2001 AND 2000 FINANCIAL STATEMENTS RELATED TO THESE TRANSITIONAL DISCLOSURES WERE REPORTED ON BY PRICEWATERHOUSECOOPERS LLP, AS STATED IN THEIR REPORT APPEARING HEREIN.

Report of Independent Public Accountants

To Heafner Tire Group, Inc. and Subsidiaries:

      We have audited the accompanying consolidated balance sheets of Heafner Tire Group, Inc. (a Delaware Corporation) and subsidiaries as of December 29, 2001 and December 30, 2000*, and the related consolidated statements of operations, stockholders’ investment and cash flows for each of the three years in the period ended December 29, 2001*. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heafner Tire Group, Inc. and subsidiaries as of December 29, 2001 and December 30, 2000*, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2001*, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Charlotte, North Carolina

March 22, 2002

*	The Company’s consolidated balance sheet as of December 30, 2000 and the consolidated statements of operations, changes in stockholder’s investment, and cash flows for the year ended December 31, 1999 are not included in this Form.

American Tire Distributors, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 28,	December 29,
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$2,693	$4,131
Accounts receivable, net of allowances of $1,231 and $3,571 in 2002 and 2001, respectively	94,674	93,621
Inventories	156,722	154,212
Deferred income taxes	3,785	27,364
Other current assets	11,899	10,851

Total current assets	269,773	290,179

Property and equipment:
Land	1,603	2,293
Buildings and leasehold improvements	15,598	17,975
Machinery and equipment	11,199	11,471
Furniture and fixtures	10,420	7,174
Vehicles and other	1,150	2,195

Total property and equipment	39,970	41,108
Less — Accumulated depreciation	(19,336)	(13,622)

Property and equipment, net	20,634	27,486

Goodwill, net	93,940	93,940
Other intangible assets, net	3,572	5,171
Deferred income taxes	18,440	16,626
Other assets	4,911	9,618

	$411,270	$443,020

Liabilities and Stockholders’ Investment
Current liabilities:
Accounts payable	$165,409	$170,571
Accrued expenses	18,549	20,643
Current maturities of long-term debt	2,742	5,295

Total current liabilities	186,700	196,509

Revolving credit facility and other long-term debt	149,793	126,544
Series D Senior Notes	28,600	150,000
Capital lease obligations	14,709	1,346
Other liabilities	3,944	8,042
Commitments and contingencies
Redeemable preferred stock (Note 11)	11,035	24,115
Stockholders’ investment:
Preferred stock (Note 12)	46,035	—
Common stock, par value $.01 per share; 50,000,000 and 15,000,000 shares authorized; 5,086,917 and 5,136,917 shares issued and outstanding	51	51
Additional paid-in capital	22,388	22,751
Warrants	1,782	1,137
Notes receivable from sale of stock	(17)	(340)
Accumulated deficit	(53,750)	(87,135)

Total stockholders’ investment	16,489	(63,536)

	$411,270	$443,020

The accompanying notes are an integral part of these financial statements.

American Tire Distributors, Inc.

Consolidated Statements of Operations

(in thousands)

	For the fiscal year ended

	December 28,	December 29,	December 30,
	2002	2001	2000

Net sales	$1,060,394	$1,107,894	$1,087,260
Cost of goods sold	862,521	897,472	887,304

Gross profit	197,873	210,422	199,956
Selling, general and administrative expenses	166,522	206,343	172,770

Operating income	31,351	4,079	27,186
Other income (expense):
Interest expense	(18,705)	(28,639)	(26,447)
Other income, net	288	762	918

Income (loss) from continuing operations before income taxes	12,934	(23,798)	1,657
Provision (benefit) for income taxes	5,113	(6,243)	3,212

Income (loss) from continuing operations before extraordinary item	7,821	(17,555)	(1,555)
Loss from discontinued operations, net of income tax benefit of $316, $514 and $23,154.	(483)	(769)	(39,938)
Loss on disposal of discontinued operations, net of income tax benefit of $3,606 and $800.	—	(12,616)	(1,200)

Income (loss) before extraordinary item	7,338	(30,940)	(42,693)
Extraordinary gain on repurchase of Series D Senior Notes, net of income tax provision of $19,670.	30,089	—	—

Net income (loss)	$37,427	$(30,940)	$(42,693)

The accompanying notes are an integral part of these financial statements.

American Tire Distributors, Inc.

Consolidated Statements of Stockholders’ Investment

(in thousands, except share amounts)

							Notes
	Common Stock		Preferred Stock				Receivable
	Class A		(Note 12)		Additional		From
					Paid in		Sale	Accumulated
	Shares	Amount	Shares	Amount	Capital	Warrants	of Stock	Deficit	Total

Balance, December 31, 1999	5,286,917	$53	—	$—	$23,981	$1,137	$(1,092)	$(12,421)	$11,658
Net loss	—	—	—	—	—	—	—	(42,693)	(42,693)
Forgiveness of note receivable	—	—	—	—	—	—	46	—	46

Balance, December 30, 2000	5,286,917	53	—	—	23,981	1,137	(1,046)	(55,114)	(30,989)
Net loss	—	—	—	—	—	—	—	(30,940)	(30,940)
Repurchase of common stock	(175,000)	(2)	—	—	(1,376)	—	800	—	(578)
Dividends on redeemable preferred stock series C	—	—	—	—	—	—	—	(1,081)	(1,081)
Other	25,000	—	—	—	146	—	(94)	—	52

Balance, December 29, 2001	5,136,917	51	—	—	22,751	1,137	(340)	(87,135)	(63,536)
Net income	—	—	—	—	—	—	—	37,427	37,427
Repurchase of common stock	(50,000)	—	—	—	(363)	—	323	—	(40)
Issuance of warrants	—	—	—	—	—	645	—	—	645
Preferred stock — Series C	—	—	1,333,334	13,080	—	—	—	—	13,080
Preferred stock — Series D	—	—	9,637,592	28,913	—	—	—	—	28,913
Dividends on preferred stock series C	—	—	—	1,440	—	—	—	(1,440)	—
Dividends on preferred stock series D	—	—	—	2,602	—	—	—	(2,602)	—

Balance, December 28, 2002.	5,086,917	$51	10,970,926	$46,035	$22,388	$1,782	$(17)	$(53,750)	$16,489

The accompanying notes are an integral part of these financial statements.

American Tire Distributors, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Fiscal Year Ended

	December 28,	December 29,	December 30,
	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$37,427	$(30,940)	$(42,693)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations	483	769	39,938
Loss on disposal of discontinued operations	—	12,616	1,200
Extraordinary gain	(30,089)	—	—
Depreciation and amortization of goodwill and other intangibles	8,610	17,532	14,302
Amortization of other assets	1,221	1,247	1,176
Deferred taxes	2,900	(6,809)	2,582
Other	237	2,887	(169)
Change in assets and liabilities:
Accounts receivable, net	(2,751)	7,376	440
Inventories	(2,510)	28,016	(22,550)
Other current assets	(1,692)	(3,014)	(9,070)
Accounts payable and accrued expenses	5,735	(30,204)	54,507
Other	(6,064)	(1,242)	912

Net cash provided by (used in) continuing operating activities	13,507	(1,766)	40,575

Net cash used in discontinued operations	—	(6,069)	(14,786)

Cash flows from investing activities:
Mergers and acquisitions, net of cash acquired	—	—	(70,149)
Net proceeds from sale of discontinued operations	—	9,111	—
Net proceeds from sale of Haas distribution outlets	—	2,420	—
Purchase of property and equipment	(2,059)	(6,060)	(14,724)
Proceeds from sale of property and equipment	2,187	2,712	2,718

Net cash provided by (used in) investing activities	128	8,183	(82,155)

Cash flows from financing activities:
Net proceeds from (repayments of) revolving credit facility and other long-term debt	13,960	(8,947)	55,437
Repurchase of Series D Senior Notes	(64,959)	—	—
Net proceeds from sale-leaseback transaction	13,285	—	—
Proceeds received from issuance of preferred stock	28,913	12,000	—
Principal payments on long-term debt	(6,232)	(1,350)	(2,241)
Cash paid for stock repurchase	(40)	(578)	—
Cash paid for financing costs	—	(702)	—
Other	—	33	—

Net cash provided by (used in) financing activities	(15,073)	456	53,196

Net increase (decrease) in cash and cash equivalents	(1,438)	804	(3,170)
Cash and cash equivalents, beginning of year	4,131	3,327	6,497

Cash and cash equivalents, end of year	$2,693	$4,131	$3,327

Supplemental disclosures of cash flow information:
Cash payments for interest	$18,234	$26,551	$24,233

Cash payments for taxes, net	$3,230	$498	$502

The accompanying notes are an integral part of these financial statements.

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements

1. Nature of Business and Significant Accounting Policies:

Nature of Business

      American Tire Distributors, Inc. (together with its subsidiaries, the “Company”) (formerly Heafner Tire Group, Inc.), is a Delaware corporation primarily engaged in the wholesale distribution of tires and tire accessories. On May 24, 1999, Charlesbank Equity Fund IV, L.P. (“Charlesbank”), a Massachusetts limited partnership, purchased approximately 97.8% of the Company’s then issued and outstanding shares of Class A common stock and approximately 96.8% of its then issued and outstanding shares of Class B common stock for a purchase price of approximately $44.7 million. On August 20, 1999, the Company reincorporated in Delaware (previously incorporated in North Carolina) and simultaneously changed its name from The J. H. Heafner Company, Inc. to Heafner Tire Group, Inc. On May 30, 2002, the Company changed its name from Heafner Tire Group, Inc. to American Tire Distributors, Inc.

      The Company is an independent distributor of tires, custom wheels, automotive service equipment and related products to the replacement market. The Company’s customer base is comprised primarily of independent tire dealers with other customers representing national retail chains, service stations and other automotive dealer and repair facilities. The Company operates as one business segment with 62 distribution centers serving all or parts of 35 states located in the Southeastern and Mid-Atlantic regions, portions of the Midwest and the West Coast of the United States.

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of American Tire Distributors, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition and Concentration of Credit Risk

      The Company recognizes revenue upon shipment from its distribution centers/warehouses to the customer. In the normal course of business, the Company extends credit, on open accounts, to its customers after performing a credit analysis based on a number of financial and other criteria. The Company performs ongoing credit evaluations of its customers’ financial condition and does not normally require collateral; however, letters of credit and other security are occasionally required for certain new and existing customers. Allowances are maintained for estimated potential credit losses.

      The Company permits customers from time to time to return certain products but there is no right of return. The Company continuously monitors and tracks such returns and records an estimate of such future returns, based on historical experience and actual returns experienced for a specified time following the end of the period.

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

Fair Value of Financial Instruments

      Carrying value approximates fair value as it relates to cash and cash equivalents, accounts receivable and accounts payable due to the short-term maturity of those instruments. The fair value of the Company’s revolving credit facility approximates its carrying value and the fair value of the Company’s debt is disclosed in Note 5.

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

Property and Equipment

      Property and equipment are recorded at cost and depreciation is determined by using a combination of the straight-line method and declining-balance method based on the following estimated useful lives:

Buildings	20-30 years
Machinery and equipment	3-10 years
Furniture and fixtures	3-7 years
Vehicles and other	3-5 years

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

Deferred Financing Costs

      Costs incurred in connection with financing activities (Notes 4 and 5) are capitalized and amortized using the effective interest method and charged to interest expense over the life of the associated debt in the accompanying consolidated statements of operations. The unamortized balance of these deferred costs included in the accompanying consolidated balance sheets was $3.7 million and $7.1 million at December 28, 2002 and December 29, 2001, respectively. In connection with the repurchase of $121.4 million in outstanding principal amount of the 10% Series D Senior Notes (Note 9), the Company wrote off approximately $4.0 million of unamortized deferred financing costs associated with the 10% Series D Senior Notes. The charge has been included in the extraordinary gain in the accompanying consolidated statement of operations.

Goodwill and Other Intangible Assets

      In July 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. This statement also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill. SFAS No. 142 revises the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment annually and more frequently in the event of an impairment indicator. SFAS No. 142 also requires that intangible assets with

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

definite useful lives be amortized over their respective estimated useful lives, and reviewed for impairment at least annually. The Company adopted the provisions of SFAS 142 effective December 30, 2001.

      Goodwill represents the excess of the purchase price over the fair value of the net assets of the acquired entities. Prior to adopting SFAS No. 142, goodwill was amortized on a straight-line basis over a period of 15 years. Although no amortization expense was recognized in 2002, the accompanying consolidated statements of operations include amortization of goodwill applicable to continuing operations of $7.5 million and $6.9 million in 2001 and 2000, respectively. Accumulated amortization of goodwill at December 28, 2002 and December 29, 2001 was $22.6 million and $22.6 million, respectively. Prior to adopting SFAS No. 142, the carrying amount of goodwill was reviewed periodically based on the non-discounted cash flows and pretax income of the acquired entity over the remaining amortization period. During 2000, based upon such review, which considered the significant increase in losses during fiscal 2000 and 1999 and management’s outlook for the business of Winston Tire Company (“Winston”), the Company wrote off approximately $31.8 million of goodwill and other intangibles related to this acquisition. The charge has been included in the loss from discontinued operations in the accompanying consolidated statement of operations. The Company has completed its transitional goodwill impairment testing as required by SFAS No. 142 at the beginning of fiscal 2002 and its annual goodwill impairment testing required by SFAS No. 142 during the fourth quarter of 2002. Based on this impairment testing, no adjustment to the recorded goodwill balance was necessary.

      Other intangible assets, which represent noncompete agreements and other intangibles, are being amortized on a straight-line basis over periods ranging from two to seven years. Amortization of other intangibles applicable to continuing operations was $3.2 million, $3.0 million and $2.3 million in 2002, 2001 and 2000, respectively. Accumulated amortization for continuing operations at December 28, 2002 and December 29, 2001 was $12.9 million and $9.7 million, respectively.

      The following table illustrates the comparable adjusted income (loss) before extraordinary item and adjusted net income (loss) for the years ended December 28, 2002, December 29, 2001 and December 30, 2000, respectively:

	December 28,	December 29,	December 30,
	2002	2001	2000

Reported income (loss) before extraordinary item	$7,338	$(30,940)	$(42,693)
Add back: goodwill amortization, net of income tax benefit of $0, $465 and $194	—	7,083	6,727

Adjusted income (loss) before extraordinary item	$7,338	$(23,857)	$(35,966)

Reported net income (loss)	$37,427	$(30,940)	$(42,693)
Add back: goodwill amortization, net of income tax benefit of $0, $465 and $194	—	7,083	6,727

Adjusted net income (loss)	$37,427	$(23,857)	$(35,966)

Concentration of Suppliers

      The Company currently purchases approximately 81% of its tire products from three tire suppliers. The Company does not have long-term supply agreements with these vendors for its purchases of the vendor’s branded products. The operating results of the Company could be adversely affected if the Company was unable to purchase tires from these three suppliers. The Company has a good relationship with these suppliers and does not anticipate a shortage in the supply of tires from these vendors.

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

Shipping and Handling Costs

      Outbound shipping and handling costs are classified as selling, general and administrative expenses in the accompanying consolidated statements of operations. Such expenses totaled $65.0 million, $62.2 million and $64.4 million for the years ended December 28, 2002, December 29, 2001 and December 30, 2000, respectively.

Cooperative Advertising and Marketing Programs

      The Company participates in cooperative advertising and marketing programs (“co-op”) with its vendors. Co-op funds are reported as a reduction of selling, general and administrative expenses at the time the qualifying advertising and marketing expenses are incurred.

Income Taxes

      The Company accounts for its income taxes under the provisions of SFAS No. 109 “Accounting for Income Taxes.” This statement requires the use of the asset and liability method of accounting for deferred income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, at the applicable enacted tax rates.

Derivative Instruments and Hedging Activities

      In first quarter 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138. This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. This statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The adoption of this statement had no material impact on the Company’s financial position and results of operations.

Stock Options

      As permitted by SFAS No. 123, “Accounting For Stock-Based Compensation,” the Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and its related interpretations. Pursuant to APB No. 25, compensation expense is recognized for financial reporting purposes using the intrinsic value method when it becomes probable that the options will be exercisable. The amount of compensation expense to be recognized is determined by the excess of the fair value of common stock over the exercise price of the related option at the measurement date. Accordingly, no compensation expense has been recorded in the consolidated statements of operations as the exercise price of all stock options represented fair value of the underlying common stock at the date of grant.

      SFAS No. 123 established an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. The Company has elected not to adopt SFAS No. 123 for expense recognition purposes, but is required to provide certain pro forma disclosures, which is presented below.

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

      The following information is presented as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123 (in thousands):

	Year Ended

	December 28,	December 29,	December 30,
	2002	2001	2000

Net income (loss)	$37,427	$(30,940)	$(42,693)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	$(440)	$(525)	$(818)

Pro forma net income (loss)	$36,987	$(31,465)	$(43,511)

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

Recently Issued Accounting Pronouncements

      In April 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.” This statement contains a number of changes under existing GAAP, including the elimination of extraordinary item classification of debt extinguishments that was previously required under SFAS 4. The provisions of this statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002 with early adoption encouraged. The Company expects to adopt SFAS No. 145 in fiscal 2003 which will require reclassification of the Company’s 2002 extraordinary gain.

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

      In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57, and 107 and a recision of FASB Interpretation No. 34.” FIN 45 elaborates on the disclosures to be made regarding obligations under certain issued guarantees by a guarantor in interim and annual financial statements. It also clarifies the requirement of a guarantor to recognize a liability at the inception of the guarantee at the fair value of the obligation. FIN 45 does not provide specific guidance for subsequently measuring the guarantor’s recognized liability over the term of the guarantee. The provisions relating to the initial recognition and measurement of a liability are applicable on a prospective basis

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

for guarantees issued or modified subsequent to December 31, 2002. The disclosure requirements of FIN 45 are effective for interim and annual financials statements for periods ending after December 15, 2002. The Company has adopted the disclosure provisions of this statement effective December 15, 2002. The Company does not expect that adoption of the liability recognition provisions will have a material impact on its financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation”. The transition guidance and annual disclosure provisions are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. At this time, the Company has not voluntarily adopted the fair value method of accounting under SFAS No. 123. However, appropriate disclosures about the effects on reported net income of the Company’s accounting policy with respect to stock-based employee compensation are provided.

2.     Acquisitions:

      During fiscal 2000, the Company acquired the entities described below, which were accounted for by the purchase method of accounting. Accordingly, results of operations for the acquired businesses have been included in the accompanying consolidated statements of operations from the acquisition dates.

      On July 21, 2000, the Company purchased the net assets of American Tire Distributors (“ATD”), the wholesale operations of Merchants, Inc. The total purchase price of approximately $38.6 million was funded primarily through the Company’s revolving credit facility.

      On May 25, 2000, the Company purchased all of the outstanding common stock of T.O. Haas Holding Co., Inc. and T.O. Haas Tire Company, Inc. (collectively “Haas”), a tire wholesaler and distributor, located in Lincoln, Nebraska, as well as all of the outstanding common stock of Haas Investment Company (“Haas Investment”). In connection with the acquisition, the Company sold certain parcels of real estate, including substantially all of the assets of Haas Investment, and leased them back in a transaction which closed on August 8, 2000. The net purchase price of the Haas acquisition, giving effect to the real estate transaction, was approximately $27.9 million (including $1.6 million of assumed debt), of which approximately $5.5 million was payable over a period of seven years in the form of noncompete and stay-put payments. Subsequently certain of these payments were accelerated as discussed in Note 14. The cash portion of the purchase price was funded through the Company’s revolving credit facility.

      On April 28, 2000, the Company purchased certain assets of Tire Centers, LLC (“TCI”), a wholly-owned subsidiary of Michelin North America, Inc. The total purchase price was approximately $4.1 million, which was funded through the Company’s revolving credit facility.

      In connection with the acquisition of The Speed Merchant, Inc. (“CPW”) and the merger of ITCO Logistics Corporation and Subsidiaries (“ITCO”) in fiscal 1998, the Company recorded a $1.7 million liability for estimated costs related to employee severance and a $3.5 million liability related to facilities closing expense and other related exit costs. The severance costs were primarily related to management and administrative personnel at the corporate locations in San Jose, California and Wilson, North Carolina. The facilities closing expense primarily relates to the closing of acquired distribution centers due to existing distribution centers being located in close proximity to the acquired distribution facilities. During 2002, the Company again revised its estimate of these reserves, resulting in a reduction of approximately $0.1 million.

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company has charged approximately $0.3 million, $0.3 million and $0.8 million against these reserves during the fiscal years 2002, 2001 and 2000, respectively. The Company has completed substantially all facility closings and employee severance related to these reserves. The remaining liability of $0.5 million is primarily related to lease obligations, which will expire in 2005.

      The impact of the ATD and TCI acquisitions was not material to the Company’s results of operations and consequently, pro forma information is not presented.

3.     Income Taxes:

      The following summarizes the components of the Company’s income tax provision (benefit) on income (loss) from continuing operations before extraordinary item for fiscal years 2002, 2001 and 2000 (in thousands):

	Year Ended

	December 28,	December 29,	December 30,
	2002	2001	2000

Federal —
Current benefit	$(8)	$—	$—
Deferred provision (benefit)	4,435	(5,042)	2,482

	4,427	(5,042)	2,482
State —
Current provision	573	566	630
Deferred provision (benefit)	113	(1,767)	100

	686	(1,201)	730

Total provision (benefit)	$5,113	$(6,243)	$3,212

      As discussed in Note 9, the Company reported an extraordinary item in 2002 related to the repurchase of the Series D Senior Notes resulting in an income tax provision of $19.7 million.

      Actual income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35% in 2002 and 2001 and 34% in 2000 as a result of the following (in thousands):

	Year Ended

	December 28,	December 29,	December 30,
	2002	2001	2000

Income tax provision (benefit) computed at the federal statutory rate	$4,527	$(8,329)	$563
Amortization of nondeductible goodwill	—	2,286	2,035
State income taxes, net of federal income tax benefit	226	(780)	474
Other	360	580	140

Income tax provision (benefit)	$5,113	$(6,243)	$3,212

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

      Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes and (b) operating loss and tax credit carry-forwards. The tax effects of the significant temporary differences which comprise deferred tax assets and liabilities at December 28, 2002 and December 29, 2001, are as follows (in thousands):

	2002	2001

Deferred tax assets —
Net operating loss carry-forwards	$11,134	$33,232
Accrued expenses and liabilities	5,160	5,984
Employee benefits	1,735	2,733
Inventory cost capitalization	1,717	2,150
Depreciation, amortization and write-off of intangibles	1,850	3,123
Other	2,456	—
Valuation allowance	(1,044)	(2,000)

Gross deferred tax assets	23,008	45,222

Deferred tax liabilities —
Other	(783)	(1,232)

Gross deferred tax liabilities	(783)	(1,232)

Net deferred tax assets	$22,225	$43,990

      The above amounts have been classified in the accompanying consolidated balance sheets as follows (in thousands):

	December 28,	December 29,
	2002	2001

Deferred tax assets —
Current	$3,785	$27,364
Noncurrent	18,440	16,626

	$22,225	$43,990

      Management has evaluated the Company’s deferred tax assets and has concluded that the realizability of the deferred tax assets is “more likely than not” except as it relates to certain state net operating loss carry-forwards (“NOLs”). Accordingly, a valuation allowance of $2.0 million was provided at December 29, 2001 relating to certain deferred tax assets that in management’s assessment may not be realized due to the sale of Winston in May 2001. The valuation allowance was reduced to $1.0 million at December 28, 2002 based on the Company’s state income tax results for fiscal 2002 and the Company’s analysis of projected utilization of the remaining state NOL carry-forwards. This evaluation considered the historical and long-term expected profitability of the Company’s continuing operations, the sale of the Company’s retail segment which generated the Company’s losses in 2000 and 1999 and the efficiencies gained from efforts initiated in 2001 to streamline operations. The Company’s current year operations result in taxable income in 2002. The Company is forecasting taxable income in 2003. The Company believes that taxable income generated in future years will be sufficient to utilize the remaining net deferred tax assets. The Company’s ability to generate future taxable income is dependent on numerous factors including general economic conditions, the state of the replacement tire market and other factors beyond management’s control. Therefore, there can be no assurance that the Company will meet its expectation of future taxable income.

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

      At December 28, 2002, the Company had NOLs for Federal income tax purposes of approximately $25 million. These carry-forwards expire between 2019 and 2021.

      Future sales of common stock by the Company or its principal stockholders, or changes in the composition of its principal stockholders, could constitute a “change in control” that would result in annual limitations on the Company’s use of its NOLs and unused tax credits. Management cannot predict whether such a “change in control” will occur. If such a “change in control” were to occur, the resulting annual limitations on the use of NOLs and tax credits would depend on the value of the equity of the Company and the amount of “built-in gain” or “built-in loss” in the Company’s assets at the time of the “change in control”, which cannot be known at this time.

4.     Financing Arrangements:

Revolving Credit Facility

      On March 18, 2002, the Company and its lenders executed an amendment to the revolving credit facility (“Revolver”) to, among other things, amend the financial covenants contained therein, change the rate at which borrowings thereunder bear interest and amend certain definitions contained therein. In addition, the amended facility provides for additional availability due in part to a reduction in the minimum availability reserve (as defined in the agreement). The minimum availability reserve increased by $0.5 million in August 2002 and will increase each month until the reserve reaches the original amount in August 2003. As a result of the amendment, the applicable margins as of April 1, 2002 for Eurodollar Rate loans were increased to 3.5%. A nonrefundable fee of approximately $0.5 million was charged in connection with this amendment.

      Effective August 22, 2002, the Company and its lenders executed a waiver and amendment to the Revolver to waive the effect of a failure to meet the minimum fixed charge coverage covenant, as defined in the credit agreement, as of June 29, 2002 and to amend certain definition contained therein.

      On September 25, 2002, the Company and its lenders executed an amendment to the Revolver to, among other things, amend the financial covenants contained therein and revise certain components of the definitions of Borrowing Base. A nonrefundable fee of approximately $0.2 million was charged in connection with this amendment. As of March 28, 2003, the Company’s financial measures were in excess of the minimums required, as amended, and management expects that such amounts will remain above the minimums for the foreseeable future.

      On December 3, 2002, the Company and its lenders further amended the Revolver to modify certain components of the definitions of Borrowing Base. The amended agreement provides for borrowings in the aggregate principal amount of up to the lesser of $180.0 million or the Borrowing Base, as defined in the agreement, which is based on 85% of eligible accounts receivable, the lesser of 65% of eligible tire inventory plus 60% of certain secured tire inventory (within limitations as defined in the agreement) plus 65% of eligible subordinated vendor tire inventory (within limitations as defined in the agreement) or $100 million and the lesser of 50% of all other eligible inventory or $25 million less defined reserves.

      Average borrowings under the existing loan and security agreement were approximately $135.4 million in 2002 and $133.4 million in 2001. Total commitments by the lenders under the Company’s Revolver were $180.0 million at December 28, 2002, of which $17.0 million was available for additional borrowings after consideration of the Company’s outstanding letters of credit totaling $6.3 million.

      The Revolver term expires in March 2005, and is extendable by the Company and the banks for an additional five years. Borrowings under the Revolver bear interest at (i) the Base Rate, as defined, plus the applicable margin (2.0% as of December 28, 2002) or (ii) the Eurodollar Rate, as defined, plus the applicable margin (3.5% as of December 28, 2002). These margins are subject to performance-based step-downs resulting in margins ranging from 0.75% to 2.0% for Base Rate loans and 2.0% to 3.5% for Eurodollar Rate

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

loans, respectively. At December 28, 2002 and December 29, 2001, borrowings outstanding under the existing loan and security agreement were at a weighted average interest rate of 5.4% and 5.8%, respectively.

      The Revolver, as amended, requires the Company to meet certain financial requirements, including minimum EBITDA, fixed charge coverage and tangible capital funds, all as defined, and minimum loan availability and certain covenants which, among other things, restrict the ability of the Company to incur additional indebtedness; enter into guarantees; make loans and investments; make capital expenditures; declare dividends; engage in mergers, consolidations and asset sales; enter into transactions with affiliates; create liens and encumbrances; enter into sale/ leaseback transactions; modify material agreements; and change the business it conducts. The Company’s obligations under the Revolver are secured by all inventories and accounts receivable.

Capital Lease Obligations

      On March 27, 2002, the Company completed an agreement for the sale and leaseback of three of its owned facilities generating cash proceeds of $13.9 million. The Company reports this transaction as a capital lease using direct financing lease accounting. As such, the Company recorded a $14.0 million capital lease obligation during first quarter 2002. The Company has determined that all cash paid to the lessor is properly recorded as interest expense and that the capital lease obligation will be reduced when the Company no longer has continuing involvement with the properties. The initial term of the lease is for 20 years, followed by two, 10-year renewal options. The annual rent paid under the terms of the lease is $1.6 million annually (paid quarterly) and is adjusted for CPI changes every two years. In addition, the purchaser received warrants to purchase 153,597 shares of the Company’s common stock. The warrants have a term of 10 years with a stated exercise price of $3.00 per warrant.

5.     Long-term Debt:

      Long-term debt consists of the following (in thousands):

	December 28,	December 29,
	2002	2001

Series D Senior Notes	$28,600	$150,000
Revolving credit facility and other long-term debt	152,535	131,839

	181,135	281,839
Less — Current maturities	(2,742)	(5,295)

	$178,393	$276,544

      Aggregate maturities of long-term debt at December 28, 2002, are as follows (in thousands):

2003	$2,742
2004	1,752
2005	12,621
2006	169
2007	53
Thereafter	163,798

$181,135

Senior Notes

      The Series D Senior Notes (“Senior Notes”) have an annual coupon of 10% and are redeemable at the Company’s option, in whole or in part, at any time, on or after May 15, 2003, at certain redemption prices. In

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

addition, the Company can redeem up to 35% of the original principal amount of the Senior Notes at 110% of par with one or more public equity offerings. The Senior Notes are due May 2008 and interest is payable semiannually on May 15 and November 15 of each year commencing November 15, 1999. The Senior Notes contain certain covenants that, among other things, limits the ability of the Company to incur indebtedness; make restricted payments; make certain distributions; sell assets; enter into certain affiliate transactions; sell or issue capital stock of restricted subsidiaries; incur liens; enter into sale/leaseback transactions; and engage in mergers and consolidations.

      On March 27, 2002, the Company repurchased $121.4 million in outstanding principal amount of the Senior Notes at a purchase price of $535 per $1,000 in face amount, plus accrued and unpaid interest of $4.5 million. See Note 9 for more information on the repurchase of the Senior Notes.

      Using a discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, the carrying amount of the Company’s debt, excluding the Senior Notes, at December 28, 2002, approximated fair value. The fair value of the Senior Notes is based upon quoted market price where available and approximates $15.3 million.

6.     Employee Benefits:

401(k) Plans

      The Company maintains a qualified profit sharing and 401(k) plan for eligible employees. All accounts are funded based on employee contributions to the plan, with the limits of such contributions determined by the Board of Directors. Effective January 1, 2002, the benefit formulas for all divisions were determined to be a match of 50% of participant contributions, up to 6% of their compensation. In prior years, depending on the division, the plan either matched 50% of the participant’s contributions up to 6% of their compensation or matched 50% of the first 2% of participant contributions and 6% of the remaining contribution up to a total of 6% of their compensation. The plan also provides for contributions in such amounts as the Board of Directors may annually determine for the profit sharing portion of the plan. Employees will vest in this match over a 5-year period. The amount charged to expense applicable to continuing operations during the years ended December 28, 2002, December 29, 2001 and December 30, 2000, was $1.1 million, $1.1 million and $0.9 million, respectively.

Stock Option Plans

      In 1997, the Company adopted a Stock Option Plan (the “1997 Plan”) in order to attract and retain key employees of the Company. The 1997 Plan authorizes the issuance of up to 527,500 shares of voting common stock to be issued to officers and key employees under terms and conditions to be set by the Company’s Board of Directors, which includes a 1998 amendment that increased the amount of shares by 262,500. All options expire 10 years from the date of grant. In connection with the Charlesbank purchase, which constituted a change in control under the 1997 Plan, all outstanding options became fully vested. Through December 28, 2002, 34,250 options had been exercised under the 1997 Plan.

      In the second quarter of 1999, the Company adopted the 1999 Stock Option Plan (the “1999 Plan”) in order to attract and retain employees (including officers), directors and independent contractors of the Company. The 1999 Plan, as amended, authorizes the issuance of up to 1,143,550 shares of voting common stock under terms and conditions to be set by the Company’s Board of Directors. The options are divided into three tiers that vest over varying periods of time or upon the occurrence of certain events. All options expire 10 years from the date of grant. Shares issued upon exercise of options are subject to the terms and conditions of a stockholders agreement to be entered into by each recipient. Under the 1999 Plan, 194,451 options are vested as of December 28, 2002.

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

      In the second quarter of 2002, the Company adopted the 2002 Stock Option Plan (the “2002 Plan”) in order to attract and retain employees (including officers), directors and independent contractors of the Company. The 2002 Plan authorizes the issuance of up to 2,269,889 shares of voting common stock under terms and conditions to be set by the Company’s Board of Directors. In addition, 185,900 remaining options available for grant under the 1997 Plan and 712,350 remaining options available for grant under the 1999 Plan have been transferred to the 2002 Plan for a total of 3,168,139 options available for grant under the 2002 Plan. All options expire 10 years from the date of grant. Shares issued upon exercise of options are subject to the terms and conditions of a stockholders agreement to be entered into by each recipient. Under the 2002 Plan, 492,488 options are vested as of December 28, 2002.

      Stock option activity under the plans is as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at December 31, 1999 (476,927 exercisable)	1,100,000	$7.33
Granted	273,100	9.00
Forfeited	(14,000)	7.48

Outstanding at December 30, 2000 (553,535 exercisable)	1,359,100	7.67
Granted	45,000	9.00
Exercised	(10,000)	1.10
Forfeited	(142,600)	7.96

Outstanding at December 29, 2001 (720,906 exercisable)	1,251,500	7.73
Granted	2,462,426	1.40
Forfeited	(566,500)	7.69

Outstanding at December 28, 2002 (940,739 exercisable)	3,147,426	$2.79

      The weighted average fair value of options granted during 2002, 2001 and 2000 estimated on the date of grant using the Black-Scholes option pricing model was $0.55, $4.11 and $4.11, respectively. The fair value of options granted in 2002, 2001 and 2000 were determined using the following assumptions: a risk-free interest rate of 4.93%, 6.10% and 6.10%, respectively, no dividend yield, expected life of 10 years which equals the lives of the grants, and no expected volatility.

      The following is summary information about the Company’s stock options outstanding at December 28, 2002:

		Weighted	Weighted		Weighted
	Outstanding at	Average	Average	Exercisable at	Average
Exercise	December 28,	Remaining	Exercise	December 28,	Exercise
Price	2002	Term (years)	Price	2002	Price

$1.10	72,000	4.43	$1.10	72,000	$1.10
1.40	2,462,426	9.46	1.40	492,488	1.40
7.48	181,800	5.73	7.48	181,800	7.48
9.00	431,200	6.91	9.00	194,451	9.00

	3,147,426	8.78	$2.79	940,739	$4.12

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

Deferred Compensation Plan

      The Company has a deferred compensation plan for its top executives and divisional employees covered by the executive bonus plan to encourage each participant to promote the long-term interests of the Company. Each participant is allowed to defer portions of their annual salary as well as bonuses received into the plan. In addition to employee deferrals, the Company makes contributions on behalf of its top executives and certain of the divisional employees in varying amounts. The plan provides that an employee who becomes a participant on or before November 23, 1998, shall be fully vested in all amounts credited to such participant’s account. The plan provides that an employee who becomes a participant after November 23, 1998 shall be at all times fully vested in elective deferrals into such participant’s account and, as to contributions made by the Company, shall vest at a rate of twenty percent (20%) per year as long as such participant is an employee on January 1 of each year. The deferred compensation plan may be altered and amended by the Company’s Board of Directors. The contributions made by the Company on behalf of its employees were not significant in 2002, 2001 or 2000.

7.     Commitments and Contingencies:

Leases

      The Company leases land, buildings, equipment and vehicles under various operating leases which expire between 2003 and 2019. Future minimum lease commitments for continuing operations at December 28, 2002 are as follows (in thousands):

2003	$22,215
2004	19,638
2005	15,595
2006	11,113
2007	9,692
Thereafter	21,893

$100,146

      Rent expense under these operating leases was $24.7 million in 2002, $25.8 million in 2001 and $20.8 million in 2000.

      On March 27, 2002, the Company completed an agreement for the sale and leaseback of three of its owned facilities generating cash proceeds of $13.9 million. The Company reports this transaction as a capital lease using direct financing lease accounting. As such, the Company recorded a $14.0 million capital lease obligation during first quarter 2002. See Note 4 for more information on this capital lease. Obligations under the Company’s other capital leases are not significant.

Purchase Commitments

      In May 1997, the Company entered into a purchase agreement with a supplier (the “Tire Supply Agreement” — see Note 11) which expires May 2007. Under the terms of the agreement, the Company has agreed to purchase all requirements of its “Winston” brand tires from Goodyear.

Legal Proceedings

      The Company is involved from time to time in various lawsuits, including alleged class action lawsuits arising out of the ordinary conduct of its business. Although no assurances can be given, management does not expect that any of these matters will have a material adverse effect on the Company’s business or financial condition. The Company is also involved in various proceedings incidental to the ordinary course of its

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

business. The Company believes, based on consultation with legal counsel, that none of these proceedings will have a material adverse effect on its financial condition or results of operations.

8.     Discontinued Operations:

      Effective May 15, 2001, the Company completed a transaction pursuant to a Stock Purchase Agreement to sell all the capital stock in Winston, its retail segment, to Performance Management, Inc. for a purchase price of approximately $10.0 million, of which $2.8 million was payable May 15, 2002 for which the Company has previously established an appropriate reserve. As of March 28, 2003 this balance remains outstanding and the Company is vigorously pursuing collection from Performance Management, Inc. Accordingly, this segment has been reflected as a discontinued operation in the accompanying consolidated financial statements and previously reported financial results for all periods have been restated to reflect this treatment. The Company recorded a loss of $39.9 million, net of income tax benefits of $23.2 million in 2000, an additional $0.8 million loss, net of income tax benefits of $0.5 million in 2001 and an additional $0.5 million loss, net of income tax benefits of $0.3 million in 2002.

      Net sales of discontinued operations in fiscal 2001 and 2000 were approximately $48.3 million and $178.0 million, respectively. Net sales from continuing operations in 2001 and 2000 included approximately $15.8 million and $60.6 million of inter-segment sales to Winston that have not been eliminated in the accompanying consolidated statements of operations.

      The Company’s receivable/administrative claim of approximately $2.0 million due from Winston was fully recovered in third quarter of 2002 by a return of merchandise of approximately $0.5 million and the receipt of certain unencumbered trademark rights for the state of California as a result of the rejection of licenses by Winston. The intangible asset recorded for this trademark is being amortized on a straight-line basis over a period of five years.

      On September 12, 2002, the United States Bankruptcy Court for the Central District of California approved a sale of substantially all the assets of Winston to the Goodyear Tire and Rubber Company, Inc., which sale closed in late December 2002. Thereafter, in January 2003 upon motion, the Bankruptcy Court converted the Winston bankruptcy case from a Chapter 11 to a Chapter 7 proceeding.

      The Company remains liable as a guarantor on certain Winston leases. As of December 28, 2002, total obligations of the Company as guarantor on these leases is approximately $16.0 million. The Company has secured assignments on sublease agreements for the vast majority of these commitments. The Company has assessed its estimated guarantor obligations as adjusted and believes that any potential liability has been adequately considered.

9.     Extraordinary Item:

      On March 27, 2002, the Company repurchased $121.4 million in outstanding principal amount of the Senior Notes due in 2008 at a purchase price of $535 per $1,000 in face amount of Senior Notes, plus accrued and unpaid interest of $4.5 million. The Company funded the repurchase of the Senior Notes through several debt restructuring transactions (“Restructuring Transactions”). The Restructuring Transactions consisted of (i) an amendment to the Company’s Revolver to provide additional availability, (ii) a sale and leaseback of three of the Company’s tire distribution warehouses generating cash proceeds of $13.9 million and (iii) an equity investment of $28.9 million from the issuance of 9,637,592 shares of Series D preferred stock to the Company’s existing stockholders. Concurrently with the repurchase of the Senior Notes, the Company, the Subsidiary Guarantors and the Trustee executed the Fourth Supplemental Indenture to the Indenture. The amendments to the Indenture were effected primarily to permit the Restructuring Transactions and make other required modifications.

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

      The Company has accounted for the repurchase and extinguishment of the Senior Notes as an extraordinary item. As of December 28, 2002, the Company has recorded approximately $30.1 million to extraordinary gain, net of income tax provision of $19.7 million.

10.     Warrants:

      In May 1997, in connection with the issuance of Senior Subordinated Debt (“Subordinated Debt”), the Company issued detachable warrants which permit the holder to acquire up to 1,034,000 shares of the Company’s common stock at $.01 per share. The warrants became exercisable immediately upon issuance and expire on May 7, 2007. The warrants may be exercised in whole or in part, but in no event later than the date of an initial public offering or a sale transaction. The Company recorded the warrants at fair value, which resulted in a discount on the Subordinated Debt in the same amount.

      On March 27, 2002, in connection with the Restructuring Transactions (Note 9), the Company issued warrants to several vendors, which permit the holders to acquire up to 307,193 shares of the Company’s common stock at $.01 per share. The warrants expire on March 27, 2005. In addition, the Company issued warrants to the purchaser of the sale and leaseback transaction, which permit the purchaser to acquire 153,597 shares of the Company’s common stock. The warrants have a term of 10 years with a stated exercise price of $3.00 per warrant. The Company recorded these warrants at fair value and has presented them as a component of stockholder’s investment.

11.     Redeemable Preferred Stock:

      On May 2, 1997, the Company issued 11,500 shares of preferred stock with par value of $.01 per share to a supplier (the “Supplier”). Of the 11,500 shares, 7,000 shares are designated Series A Cumulative Redeemable Preferred Stock (the “Series A preferred stock”) and 4,500 shares are designated Series B Cumulative Redeemable Preferred Stock (the “Series B preferred stock”). On March 30, 2001, the Company amended and restated its articles of incorporation to authorize 1,344,834 shares of $.01 par value preferred stock. Of the 1,344,834 shares of preferred stock, 7,000 shares are initially designated Series A preferred stock, 4,500 shares are initially designated Series B preferred stock and 1,333,334 shares are initially designated Series C preferred stock.

      The Series A and B Preferred Stock each contain a provision whereby upon the early termination of the Tire Supply Agreement (see Note 7), the Company shall redeem all shares of preferred stock outstanding at a price equal to the sum of the stated value and the applicable premium, as defined, plus all accrued and unpaid dividends. If at any time a change of control occurs, as defined, the Supplier may request redemption of all outstanding shares. However, so long as amounts are outstanding or commitments to lend have not been terminated under the Revolver, the Senior Notes and other agreements entered into in connection therewith, including any replacement agreement which results in a greater principal amount outstanding, or if any default or event of default has occurred and is continuing under any such debt agreements or would result from such payments, the Company may not make any dividends or redemption payments in respect to the Series A, B , or C preferred stock.

Series A Preferred Stock

      The stated value of Series A preferred stock is $1,000 per share. Holders of Series A preferred stock are entitled to receive, when and if declared by the Board of Directors, cumulative cash dividends at an annual rate of 4%, subject to adjustment based on the volume of purchases from the Supplier. Additional dividends will accrue, when and if declared by the Board of Directors, and are payable on the last business day of January. For the fiscal years 2002, 2001 and 2000, the Company declared and paid a dividend based on a 4% rate. These amounts are included in interest expense in the accompanying consolidated statements of operations. The Series A preferred stock can be redeemed by the Company, beginning on the last business day

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

of December 2002 and on the last business day of each June and December thereafter, through June 2007. However, due to the limitation on redemption payments discussed above, no shares of Series A preferred stock were redeemed in December 2002.

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

      The following represents the Company’s issued and outstanding redeemable preferred stock, reflecting the amendment and modifications discussed in Note 12 below (in thousands, except share amounts):

	December 28,	December 29,
	2002	2001

Redeemable preferred stock Series A — 4% cumulative; 7,000 shares authorized, issued and outstanding	$7,000	$7,000
Redeemable preferred stock Series B — variable rate cumulative; 4,500 shares authorized, issued and outstanding	4,035	4,035
Redeemable preferred stock Series C — 12% cumulative; 1,333,334 shares authorized, issued and outstanding at December 29, 2001.	—	13,080

Total redeemable preferred stock	$11,035	$24,115

12.     Preferred Stock:

      In conjunction with the Restructuring Transactions (see Note 9), the Company amended and restated its articles of incorporation to authorize 10,982,426 shares of $.01 par value preferred stock. Of the 10,982,426 shares of preferred stock, 7,000 shares are initially designated Series A preferred stock, 4,500 shares are initially designated Series B preferred stock, 1,333,334 shares are initially designated Series C preferred stock and 9,637,592 shares are initially designated Series D preferred stock. The conversion price of the Series C preferred stock was reduced to $3.00 per common share and the holders’ redemption rights were eliminated on the Series C preferred stock and Series D preferred stock.

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

Series D Preferred Stock

      On March 27, 2002, the Company issued 9,637,592 shares of Series D preferred stock for $3.00 per share in exchange for $28.9 million in cash contributed by certain of its principal stockholders. The proceeds were used to repurchase certain of the Company’s Senior Notes. Shares of Series D preferred stock accrue

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

      The following represents the Company’s issued and outstanding preferred stock (in thousands, except share amounts):

	December 28,	December 29,
	2002	2001

Preferred stock Series C — 12% cumulative; 1,333,334 shares authorized; 1,333,334 and 0 shares issued and outstanding	$14,520	$—
Preferred stock Series D — 12% cumulative; 9,637,592 shares authorized; 9,637,592 and 0 shares issued and outstanding	31,515	—

Total preferred stock	$46,035	$—

13.     Common Stock:

Class A and Class B Common Stock

      On March 27, 2002, the Company amended and restated its articles of incorporation to authorize 50,000,000 shares of a single class (Class A) of $.01 par value common stock.

Restricted Stock

      The Company has given designated employees, officers, directors and independent contractors of the Company the opportunity to acquire restricted shares of Class A common stock. The Company’s Board of Directors administers the restricted stock arrangements, selects eligible participants, determines the number of shares to be offered to each participant and sets other applicable terms and conditions. As of December 28, 2002, a total of 80,000 restricted shares of Class A common stock were outstanding.

      Shares of restricted stock are issued by the Company at the fair market value at the date of issuance. Some or all of the purchase price may be paid in the form of a promissory note given by the purchaser of the shares. In some cases, the principal and/or interest due on the note is forgiven over time by the Company depending upon the attainment of certain earnings targets. All shares of restricted stock are subject to the terms and conditions of a securities purchase and stockholders’ agreement entered into by each recipient. During 2002, the Company repurchased 50,000 restricted shares at cost, in accordance with this agreement, from previous and current members of management. These shares have effectively been retired by the Company.

14.     Related Party Transactions:

      On October 12, 2001, Haas entered into an Asset Purchase Agreement with T.O. Haas, LLC (“Haas LLC”) for the sale of certain assets. The total purchase price was approximately $5.3 million, of which the Company received approximately $2.4 million in cash at closing. Haas LLC was formed by, among others, one of the executives of Haas. A portion of the purchase price for the Company’s acquisition of Haas in second quarter 2000 is payable to this executive in the form of noncompete and stay put payments. In connection with the sale, such noncompete payments in the amount of $2.4 million were accelerated and such liability was satisfied as a reduction of the purchase price. Approximately $1.0 million of the purchase price is payable in the form of a promissory note (the “Note”) due in two equal annual installments, with first such payment paid January 2, 2002. The Note bears interest at 6%. As of January 3, 2003, the Note was paid in full. Stay put

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

payments due to the executive of $1.6 million were accelerated to coincide with the schedule of payments due under the Note. Liabilities assumed by the buyer totaled $0.7 million, reflecting the remainder of the purchase price.

      In connection with the sale described above, the Company entered into a Supply and Retail Distribution Agreement with Haas LLC. Total sales under this agreement were approximately $10.1 million and $2.4 million for fiscal 2002 and 2001, respectively.

      In connection with the Haas acquisition (see Note 2), the Company sold certain parcels of real estate and leased them back in a transaction which closed on August 8, 2000. Total monthly payments under these leases are approximately $72,000. The leases expire July 31, 2010. Total rent expense of approximately $0.9 million, $0.8 million and $0.3 million is included in the accompanying statements of operations for fiscal years 2002, 2001 and 2000, respectively.

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

15.     Subsidiary Guarantor Financial Information:

      The Senior Notes are guaranteed on a full, unconditional and joint and several basis by all of the Company’s direct subsidiaries, each of which is wholly owned. The condensed consolidating financial information for the Company is as follows (in thousands):

Condensed consolidated balance sheets as of December 28, 2002 and December 29, 2001, are as follows:

	As of December 28, 2002

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$2,538	$155	$—	$2,693
Accounts receivable, net	68,408	26,266	—	94,674
Inventories	110,995	45,727	—	156,722
Other current assets	14,735	949	—	15,684
Intercompany receivables	52,482	—	(52,482)	—

Total current assets	249,158	73,097	(52,482)	269,773

Property and equipment, net	15,786	4,848	—	20,634
Goodwill and other intangible assets, net	51,856	45,656	—	97,512
Investment in subsidiaries	68,432	—	(68,432)	—
Other assets	22,830	521	—	23,351

	$408,062	$124,122	$(120,914)	$411,270

Liabilities and stockholders’ investment
Current liabilities:
Accounts payable	$165,216	$193	$—	$165,409
Accrued expenses	16,551	1,998	—	18,549
Current maturities of long-term debt	2,742	—	—	2,742
Intercompany payables	—	52,482	(52,482)	—

Total current liabilities	184,509	54,673	(52,482)	186,700

Revolving credit facility and other long-term debt	149,793	—	—	149,793
Series D Senior Notes	28,600	—	—	28,600
Capital lease obligations	14,709	—	—	14,709
Other liabilities	2,927	1,017	—	3,944
Redeemable preferred stock	11,035	—	—	11,035
Stockholders’ investment:
Intercompany investment	—	76,633	(76,633)	—
Preferred stock	46,035	—	—	46,035
Common stock, par value $.01 per share; 50,000,000 shares authorized; 5,086,917 shares issued and outstanding	51	—	—	51
Additional paid-in capital	22,388	—	—	22,388
Warrants	1,782	—	—	1,782
Notes receivable from sale of stock	(17)	—	—	(17)
Accumulated deficit	(53,750)	(8,201)	8,201	(53,750)

Total stockholders’ investment	16,489	68,432	(68,432)	16,489

	$408,062	$124,122	$(120,914)	$411,270

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

	As of December 29, 2001

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$3,423	$708	$—	$4,131
Accounts receivable, net	67,368	26,253	—	93,621
Inventories	105,296	48,916	—	154,212
Other current assets	33,835	4,380	—	38,215
Intercompany receivables	65,072	—	(65,072)	—

Total current assets	274,994	80,257	(65,072)	290,179

Property and equipment, net	19,628	7,858	—	27,486
Goodwill and other intangible assets, net	50,543	48,568	—	99,111
Investment in subsidiaries	66,350	—	(66,350)	—
Other assets	24,032	2,212	—	26,244

	$435,547	$138,895	$(131,422)	$443,020

Liabilities and stockholders’ investment
Current liabilities:
Accounts payable	$170,170	$401	$—	$170,571
Accrued expenses	17,628	3,015	—	20,643
Current maturities of long-term debt	3,568	1,727	—	5,295
Intercompany payables	—	65,072	(65,072)	—

Total current liabilities	191,366	70,215	(65,072)	196,509

Revolving credit facility and other long-term debt	126,036	508	—	126,544
Series D Senior Notes	150,000	—	—	150,000
Capital lease obligations	1,163	183	—	1,346
Other liabilities	6,403	1,639	—	8,042
Redeemable preferred stock	24,115	—	—	24,115
Stockholders’ investment:
Intercompany investment	—	76,634	(76,634)	—
Common stock, par value $.01 per share; 15,000,000 shares authorized; 5,136,917 shares issued and outstanding	51	—	—	51
Additional paid-in capital	22,751	—	—	22,751
Warrants	1,137	—	—	1,137
Notes receivable from sale of stock	(340)	—	—	(340)
Accumulated deficit	(87,135)	(10,284)	10,284	(87,135)

Total stockholders’ investment	(63,536)	66,350	(66,350)	(63,536)

	$435,547	$138,895	$(131,422)	$443,020

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

Condensed consolidated statements of operations for the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000 are as follows:

	For the Fiscal Year
	Ended December 28, 2002

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

Net sales	$767,662	$292,732	$—	$1,060,394
Cost of goods sold	620,429	242,092	—	862,521

Gross profit	147,233	50,640	—	197,873
Selling, general and administrative expenses	119,105	47,417	—	166,522

Operating income	28,128	3,223	—	31,351

Other income (expense):
Interest expense	(18,650)	(55)	—	(18,705)
Other income, net	11	277	—	288
Equity in net income of subsidiaries	2,083	—	(2,083)	—

Income from continuing operations before income taxes	11,572	3,445	(2,083)	12,934
Provision for income taxes	3,751	1,362	—	5,113

Income from continuing operations before extraordinary item	7,821	2,083	(2,083)	7,821
Loss from discontinued operations	(483)	—	—	(483)

Income before extraordinary item	7,338	2,083	(2,083)	7,338
Extraordinary gain on repurchase of Senior Notes	30,089	—	—	30,089

Net income	$37,427	$2,083	$(2,083)	$37,427

	For the Fiscal Year Ended
	December 29, 2001

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

Net sales	$770,028	$337,866	$—	$1,107,894
Cost of goods sold	622,605	274,867	—	897,472

Gross profit	147,423	62,999	—	210,422
Selling, general and administrative expenses	130,280	76,063	—	206,343

Operating income (loss)	17,143	(13,064)	—	4,079

Other income (expense):
Interest expense	(28,403)	(236)	—	(28,639)
Other income, net	715	47	—	762
Equity in net loss of subsidiaries	(9,482)	—	9,482	—

Loss from continuing operations before income taxes	(20,027)	(13,253)	9,482	(23,798)
Benefit for income taxes	(2,472)	(3,771)	—	(6,243)

Loss from continuing operations	(17,555)	(9,482)	9,482	(17,555)
Loss from discontinued operations	(769)	—	—	(769)
Loss on disposal of discontinued operations	(12,616)	—	—	(12,616)

Net loss	$(30,940)	$(9,482)	$9,482	$(30,940)

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

	For the Fiscal Year Ended
	December 30, 2000

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

Net sales	$742,754	$344,506	$—	$1,087,260
Cost of goods sold	603,394	283,910	—	887,304

Gross profit	139,360	60,596	—	199,956
Selling, general and administrative expenses	110,708	62,062	—	172,770

Operating income (loss)	28,652	(1,466)	—	27,186

Other income (expense):
Interest expense	(26,011)	(436)	—	(26,447)
Other income, net	677	241	—	918
Equity in net loss of subsidiaries	(43,483)	—	43,483	—

Income (loss) from continuing operations before income taxes	(40,165)	(1,661)	43,483	1,657
Provision for income taxes	2,528	684	—	3,212

Loss from continuing operations	(42,693)	(2,345)	43,483	(1,555)
Loss from discontinued operations	—	(39,938)	—	(39,938)
Loss on disposal of discontinued operations	—	(1,200)	—	(1,200)

Net loss	$(42,693)	$(43,483)	$43,483	$(42,693)

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

Condensed consolidated statements of cash flows for the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000 are as follows:

	For the Fiscal Year Ended
	December 28, 2002

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$37,427	$2,083	$(2,083)	$37,427
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	483	—	—	483
Extraordinary gain	(30,089)	—	—	(30,089)
Depreciation and amortization of goodwill, other intangibles and other assets	5,166	4,665	—	9,831
Deferred taxes	(827)	3,727	—	2,900
Other	183	54	—	237
Equity in net income of subsidiaries	(2,083)	—	2,083	—
Change in assets and liabilities:
Accounts receivable, net	(2,738)	(13)	—	(2,751)
Inventories	(5,699)	3,189	—	(2,510)
Other current assets	(2,547)	855	—	(1,692)
Accounts payable and accrued expenses	6,944	(1,209)	—	5,735
Other	(5,798)	(266)	—	(6,064)

Net cash provided by continuing operations	422	13,085	—	13,507

Cash flows from investing activities:
Purchase of property and equipment	(1,364)	(695)	—	(2,059)
Proceeds from sale of property and equipment	1,555	632	—	2,187
Intercompany	12,531	(12,531)	—	—

Net cash provided by (used in) investing activities	12,722	(12,594)	—	128

Cash flows from financing activities:
Principal payments on long-term debt	(5,188)	(1,044)	—	(6,232)
Net proceeds from revolving credit facility and other long-term debt	13,960	—	—	13,960
Proceeds received from issuance of preferred stock	28,913	—	—	28,913
Repurchase of Series D Senior Notes	(64,959)	—	—	(64,959)
Net proceeds from sale-leaseback transaction	13,285	—	—	13,285
Other	(40)	—	—	(40)

Net cash used in financing activities	(14,029)	(1,044)	—	(15,073)

Net decrease in cash and cash equivalents	(885)	(553)	—	(1,438)
Cash and cash equivalents, beginning of year	3,423	708	—	4,131

Cash and cash equivalents, end of year	$2,538	$155	$—	$2,693

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

	For the Fiscal Year Ended
	December 29, 2001

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$(30,940)	$(10,251)	$10,251	$(30,940)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations	—	769	—	769
Loss on disposal of discontinued operations	12,616	—	—	12,616
Depreciation and amortization of goodwill, other intangibles and other assets	9,893	8,886	—	18,779
Deferred taxes	(6,809)	—	—	(6,809)
Other	951	1,936	—	2,887
Equity in net loss of subsidiaries	10,251	—	(10,251)	—
Change in assets and liabilities:
Accounts receivable, net	5,871	1,505	—	7,376
Inventories	8,199	19,817	—	28,016
Other current assets	(5,053)	2,039	—	(3,014)
Accounts payable and accrued expenses	(28,069)	(2,135)	—	(30,204)
Other	(660)	(582)	—	(1,242)

Net cash provided by (used in) continuing operations	(23,750)	21,984	—	(1,766)

Net cash used in discontinued operations	—	(6,069)	—	(6,069)

Cash flows from investing activities:
Net proceeds from sale of discontinued operations	9,111	—	—	9,111
Net proceeds from sale of Haas distribution outlets	—	2,420	—	2,420
Purchase of property and equipment	(4,077)	(1,983)	—	(6,060)
Proceeds from sale of property and equipment	2,551	161	—	2,712
Intercompany	14,579	(14,579)	—	—

Net cash provided by (used in) investing activities	22,164	(13,981)	—	8,183

Cash flows from financing activities:
Principal payments on long-term debt	(315)	(1,035)	—	(1,350)
Net repayments of revolving credit facility	(8,947)	—	—	(8,947)
Proceeds received from issuance of preferred stock	12,000	—	—	12,000
Cash paid for stock repurchase	(578)	—	—	(578)
Cash paid for financing costs	(702)	—	—	(702)
Other	33	—	—	33

Net cash provided by (used in) financing activities	1,491	(1,035)	—	456

Net increase (decrease) in cash and cash equivalents	(95)	899	—	804
Cash and cash equivalents, beginning of year	3,518	(191)	—	3,327

Cash and cash equivalents, end of year	$3,423	$708	$—	$4,131

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

	For the Fiscal Year Ended
	December 30, 2000

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$(42,693)	$(43,483)	$43,483	$(42,693)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations	—	39,938	—	39,938
Loss on disposal of discontinued operations	—	1,200	—	1,200
Depreciation and amortization of goodwill, other intangibles and other assets	7,965	7,513	—	15,478
Deferred taxes	2,032	550	—	2,582
Other	(190)	21	—	(169)
Equity in net loss of subsidiaries	43,483	—	(43,483)	—
Change in assets and liabilities:
Accounts receivable, net	529	(89)	—	440
Inventories	(16,421)	(6,129)	—	(22,550)
Other current assets	(6,404)	(2,666)	—	(9,070)
Accounts payable and accrued expenses	45,663	8,844	—	54,507
Other	1,331	(419)	—	912

Net cash provided by continuing operations	35,295	5,280	—	40,575

Net cash used in discontinued operations	—	(14,786)	—	(14,786)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(69,449)	(700)	—	(70,149)
Purchase of property and equipment	(3,849)	(10,875)	—	(14,724)
Proceeds from sale of property and equipment	2,170	548	—	2,718
Intercompany	(19,541)	19,541	—	—

Net cash provided by (used in) investing activities	(90,669)	8,514	—	(82,155)

Cash flows from financing activities:
Principal payments on long-term debt	(260)	(1,981)	—	(2,241)
Net proceeds from revolving credit facility and other long-term debt	55,332	105	—	55,437

Net cash provided by (used in) financing activities	55,072	(1,876)	—	53,196

Net decrease in cash and cash equivalents	(302)	(2,868)	—	(3,170)
Cash and cash equivalents, beginning of year	3,820	2,677	—	6,497

Cash and cash equivalents, end of year	$3,518	$(191)	$—	$3,327

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant.

      The following table contains information regarding the directors and executive officers of the Company. Directors hold their positions until the annual meeting of the stockholders at which their term expires or until their respective successors are elected and qualified. Executive officers hold their positions until the annual meeting of the Board of Directors or until their respective successors are elected and qualified.

Name	Age	Position

Richard P. Johnson	55	President, Chief Executive Officer and Director
William E. Berry	48	Executive Vice President and Chief Financial Officer
J. Michael Gaither	50	Executive Vice President, General Counsel, Treasurer and Secretary
Daniel K. Brown	49	Senior Vice President — Procurement
Phillip E. Marrett	52	Senior Vice President — Sales and Marketing
Joseph P. Donlan	56	Director
Kim G. Davis	49	Director
Tim R. Palmer	45	Director
Jon M. Biotti	34	Director
Todd Krasnow	45	Director
M. Lenny Pippin	55	Director

      Richard P. Johnson — President, Chief Executive Officer and Director. Mr. Johnson became President and Chief Executive Officer in January 2001 and prior to that time, served as President of the Company’s Southeast Division. He joined ITCO as President and Chief Operating Officer in February 1997. He served as Senior Vice President of Albert Fisher Distribution from 1991 to 1994, and as its President and Chief Operating Officer from 1994 to 1996. Prior to that time, Mr. Johnson held a variety of management positions with Leprino Foods, Sargento Cheese and Kraft Foods. He holds an A.A. from Palm Beach College.

      William E. Berry — Executive Vice President and Chief Financial Officer. Mr. Berry became Executive Vice President and Chief Financial Officer in January 2002. Mr. Berry joined the Company in May 1998 as a result of the merger with ITCO Tire Company and served as Senior Vice President of Finance for the Southeast Division. Prior to that, he joined ITCO Tire Company as Controller in 1984 and served as its Senior Vice President of Finance until 1996. From 1996 to the merger with the Company, he served as ITCO’s Executive Vice President in charge of business development and sales and marketing. Prior to that, Mr. Berry held a variety of financial management positions for a subsidiary of the Dr. Pepper Company and also spent three years in a public accounting firm. He holds a B.S. in Business Administration from Virginia Tech.

      J. Michael Gaither — Executive Vice President, General Counsel, Treasurer and Secretary. Mr. Gaither became Executive Vice President in May 1999, and prior to that time served as the Company’s Senior Vice President, General Counsel and Secretary since joining the Company in 1991. Prior to that time, he was a lawyer in private practice for several years. He holds a B.A. from Duke University and received his J.D. from the University of North Carolina-Chapel Hill.

      Daniel K. Brown — Senior Vice President — Procurement. Mr. Brown joined the Company in 1975 and held various field sales assignments before becoming Marketing Manager in 1979. He advanced to Director of Marketing and to Vice President of Marketing during the 1980’s and was named Vice President of Sales and Marketing in 1991, assuming responsibility for distribution center operations. In 1997 he was named Senior Vice President of Sales and Marketing with responsibility for vendor relations and program negotiations as well as the sales and marketing activities for the Company. Mr. Brown holds a B.A. from Western Carolina University.

      Phillip E. Marrett — Senior Vice President — Sales and Marketing. Mr. Marrett joined the Company in 1998 as Regional Vice President in the Southeast Division. Prior to joining the Company, Mr. Marrett worked for ITCO Tire (1997-1998) and Dunlop Tire (1976-1996).

      Joseph P. Donlan — Director. Mr. Donlan has been a Director since May 1997. He is Managing Director of Brown Brothers Harriman & Co. and Co-Manager of its 1818 Mezzanine Fund, and 1818 Mezzanine Fund II, L.P. Mr. Donlan joined Brown Brothers Harriman & Co. in 1970 in the firm’s Trade Finance Group. Prior to organizing the 1818 Mezzanine Fund, Mr. Donlan managed Brown Brothers Harriman & Co.’s New York commercial banking activities. Previously, Mr. Donlan served as the firm’s Senior Credit Officer and became a member of the firm’s Credit Committee on which he continues to serve. He is a graduate of Georgetown University and received an M.B.A. from Rutgers University. Mr. Donlan also serves on the Board of Directors of National Auto Finance Company, Inc., One Call Medical, Inc., Wise Foods, Inc. and Fiber Composites, LLC.

      Kim G. Davis — Director. Mr. Davis has been a Director since May 1999. He is a Managing Director and co-founder of Charlesbank Capital Partners, LLC and serves as a director of Bell Sports, Inc. and Westinghouse Air Brake Company. Prior to July 1998, Mr. Davis was a Managing Director of Charlesbank’s predecessor firm, Harvard Private Capital Group, Inc., the private equity and real estate investment unit of Harvard Management Company. From 1995 through 1997, Mr. Davis was engaged in personal investing activities. From 1988 through 1994 he was a General Partner at Kohlberg & Co. Mr. Davis holds both B.A. and M.B.A. degrees from Harvard University.

      Tim R. Palmer — Director. Mr. Palmer has been a Director since May 1999. He is a Managing Director and co-founder of Charlesbank Capital Partners, LLC. From 1990 through June 1998, Mr. Palmer was a Managing Director of Harvard Private Capital Group, Inc. Mr. Palmer serves as a director of several private companies. Previously, he was Manager, Business Development at The Field Corporation, a privately held investment company. Mr. Palmer holds a B.A. from Purdue University, a J.D. from the University of Virginia and an M.B.A. from the University of Chicago.

      Jon Biotti  — Director. Mr. Biotti has been a Director since May 1999. He is a Vice President at Charlesbank Capital Partners, LLC. Prior to joining Charlesbank in July 1998, Mr. Biotti pursued postgraduate research studies in principal investing and entrepreneurship as an Entrepreneurial Studies Research Fellow at the Harvard Graduate School of Business Administration. Previously, he was affiliated with Brown Brothers Harriman & Co., Walt Disney Company and Wasserstein Perella & Co. Mr. Biotti holds a B.A. from Harvard University, an M.P.A. from the Kennedy School of Government and an M.B.A. from Harvard University.

      Todd Krasnow — Director. Mr. Krasnow is the cofounder and Chief Executive Officer of ZOOTS, The Cleaner Cleaner. Prior to ZOOTS, he was Executive Vice President of Sales and Marketing for Staples. He joined Staples as part of its original management team in 1986, before it opened its first office superstore in the country. During his 12 years with Staples, Mr. Krasnow helped launch the company’s California operations, ran the company’s international joint ventures and started the company’s catalog operation. Mr. Krasnow serves on several local non-profit boards. He graduated from Cornell University and from Harvard Business School in 1983.

      M. Lenny Pippin — Director. Mr. Pippin is President and Chief Executive Officer of Schwan’s Sales Enterprises, Inc. He earned his bachelor’s degree from Florida Atlantic University in Boca Raton, Florida and currently is a member of the Board of Directors of Schwan’s Sales Enterprises, Inc. and G&K Services. He

also serves a number of non-profit organizations in a similar capacity, including the Tampa Bay Museum of Science and Industry, Lowry Park Zoo, Children’s Home of Tampa and the Florida Council of 100, an organization of the state’s largest business interest.

Item 11.     Executive Compensation.

Summary Compensation Table

      The following table contains information concerning the compensation for services in all capacities to the Company for the fiscal years 2002, 2001 and 2000 of the following “Named Executive Officers,” who are those persons who (a) served during the fiscal year ended December 28, 2002 as the Chief Executive Officer of the Company and, (b) were, at December 28, 2002, the other four most highly compensated executive officers of the Company who earned more than $100,000 in salary and bonus in 2002.

					Long-Term
					Compensation
		Annual Compensation
					Securities
	Fiscal			Other Annual	Underlying	All Other
	Year	Salary	Bonus	Compensation	Options/SARs	Compensation
Name and Principal Position	Ended	($)	($)	($)(a)	(#)(b)	($)(c)

Richard P. Johnson	12/28/02	443,846	141,730	—	812,601	31,300
President, Chief Executive	12/29/01	400,000	141,730	—	—	35,325
Officer	12/30/00	275,000	161,975	—	30,000	16,000
William E. Berry	12/28/02	255,192	56,291	—	615,606	21,300
Executive Vice President and	12/29/01	215,000	56,291	—	—	27,040
Chief Financial Officer	12/30/00	177,343	85,251	—	2,500	13,947
J. Michael Gaither	12/28/02	267,577	56,291	—	443,237	21,300
Executive Vice President,	12/29/01	261,000	56,291	—	—	24,890
General Counsel and	12/30/00	246,000	36,900	—	25,000	16,000
Secretary
Daniel K. Brown	12/28/02	247,846	56,291	—	295,491	20,800
Senior Vice President —	12/29/01	242,000	56,291	—	—	27,299
Procurement	12/30/00	230,000	34,500	—	25,000	16,000
Phillip Marrett	12/28/02	198,769	56,291	—	295,491	4,800
Senior Vice President —	12/29/01	190,000	56,291	—	—	7,013
Sales and Marketing	12/30/00	137,500	68,640	—	2,500	10,112

(a)	This column includes amounts for perquisites and other personal benefits that, in the aggregate, did not exceed the reporting threshold of $50,000 or 10% of total annual salary and bonus.
(b)	This column includes stock options granted in 2000 and 2002 under the Company’s stock option plans, which is discussed below under “— Stock Option Plans.” 17,669 of the options granted in 2000 and 492,488 options granted in 2002 vested as of December 28, 2002. The remaining options vest as described in “— Stock Option Plans,” below.
(c)	This column includes amounts of Company contributions to qualified 401(k) and deferred compensation plans.

Option/SAR Grants in 2002

      No stock appreciation rights were granted during 2002. The following table contains information concerning the grant of stock options to each of the Named Executive Officers during 2002:

	Individual Grants
					Potential Realizable Value at
	Number of	Percent of			Assumed Annual Rates of Stock
	Securities	Total Options	Exercise		Price Appreciation for Option
	Underlying	Granted to	or Base		Term(b)
	Options	Employees in	Price	Expiration
Name	Granted(a)	Fiscal Year	($/Sh)	Date	5%($)	10%($)

Richard P. Johnson	812,601	33.0%	$1.40	6/12/12	$715,457	$1,813,107
William E. Berry	615,606	25.0	1.40	6/12/12	542,012	1,373,564
J. Michael Gaither	443,237	18.0	1.40	6/12/12	390,249	988,968
Daniel K. Brown	295,491	12.0	1.40	6/12/12	260,166	659,311
Phillip E. Marrett	295,491	12.0	1.40	6/12/12	260,166	659,311

(a)	The securities underlying the options, which were granted under the stock option plan, are shares of Class A common stock. Under the stock option plan, 492,488 of the options granted to each of the Named Executive Officers in 2002 vested as of December 28, 2002. The options vest as described in “— Stock Option Plan,” below.
(b)	The potential realizable value columns illustrate the value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compound rates of appreciation of the Class A common stock over the term of the options. These amounts represent certain assumed rates of appreciation only, assuming a fair market value on the date of grant of $1.40 per share. Because the Class A common stock is privately held, a per-share fair market value on the date of grant of the options equal to $1.40 was assumed based on information available to the Board of Directors as of June 2002. Actual gains on the exercise of the options are dependent on the future performance of the Class A common stock. The potential values reflected in this table may not be the actual values ultimately realized. All amounts have been rounded to the nearest whole dollar.

      No options to purchase common stock were exercised by the Named Executive Officers during the 12 months ended December 28, 2002.

Stock Option Plans

      The Company has adopted three stock option plans, the Amended and Restated 1997 Stock Option Plan, the 1999 Stock Option Plan and the 2002 Stock Option Plan, all of which are designed to motivate designated employees, officers, directors and independent contractors of the Company by encouraging them to acquire a proprietary interest in the Company. The Company’s Board of Directors, acting through the compensation committee, administers the stock option plans, selects eligible participants, determines the number of shares subject to each option granted under the stock option plans and sets other terms and conditions applicable to participants in the stock option plans. As of December 28, 2002, the maximum aggregate number of shares which may be issued under the stock option plans is 3,853,139 shares of Class A common stock.

      The stock option plans provide for the grant to designated employees, officers, directors and independent contractors of the Company of options to purchase shares of Class A common stock. The compensation committee has sole authority to select those individuals to whom options may be granted and to determine the number of shares of Class A common stock that will be issuable upon exercise of the options granted. The purchase price for shares of Class A common stock issuable upon exercise of the options granted is fixed by the compensation committee, but cannot be less than the fair market value of the Class A common stock, as determined in good faith by the Company’s Board of Directors, if the corresponding option is intended to qualify as an incentive stock option under the Internal Revenue Code. As of December 28, 2002, options to purchase an aggregate of 3,147,426 shares of Class A common stock, at prices ranging from $1.10 to $9.00 per share, were outstanding under the stock option plans.

      All options granted under the stock option plans are subject to the terms and conditions of a stock option agreement entered into by each option recipient. The stock option agreement generally requires each recipient to be bound by the terms of a stockholder agreement with the Company in the event the recipient elects to exercise options. Options granted under the 1997 stock option plan generally would have vested on the first four anniversaries of the date of grant, in installments of either (a) 10%, 20%, 30% and 40% or (b) 20%, 20%, 20% and 40%, of the total number of underlying shares. Options granted under the 1999 stock option plan generally vest based on time, performance or the occurrence of specified events, such as an initial public offering or company sale. Time based options vest on the first four anniversaries of the date of grant in installments of 25% per year. Performance based options vest at the end of each year based on the achievement of EBITDA targets for the year. Options that vest on the basis of events such as an initial public offering or company sale do so only to the extent that Charlesbank has earned a specified return on its initial investment in shares of the Company. All time based and performance based options vest in any event on the seventh anniversary of the date of grant. Options granted under the 2002 stock option plan generally vest based on installments of 20% with the first 20% vesting on the date of grant and 20% on January 1 of each year for the following four years thereafter. Options granted under the stock option plans are generally not transferable by the recipient other than by a will or by the laws of descent and distribution and, during the recipient’s lifetime, may only be exercised by the recipient. Under the terms of the stock option plans, options expire no later than the tenth anniversary of the date of grant. Options are also subject to adjustment to avoid dilution in the event of stock splits, stock dividends, reclassifications or other similar changes in the capital structure of the Company.

      Upon the termination of an option holder’s employment the stock option agreement typically provides that all or a portion of the option lapses unless exercised by the option holder or his or her personal representative within a specified period of time after the termination.

      In connection with the Charlesbank purchase, which constituted a “change of control” under the 1997 stock option plan, all outstanding options under the 1997 option plan became fully vested and are currently exercisable by the option holders.

      Under the 1999 and 2002 stock option plan, each of the following events would constitute a “change of control”:

•	at any time after an initial public offering, a person or entity not controlled by the Company’s existing stockholders acquires more than 30% of the combined voting power of the then outstanding shares of the Company’s common stock,

•	all or substantially all of the assets of the Company are sold,

•	the majority of the Company’s Board of Directors no longer comprises persons currently serving on the Board or persons designated by the current Board majority,

•	at any time prior to an initial public offering, Charlesbank and its affiliates collectively own less than 50% of the combined voting power of the then outstanding shares of common stock of the Company,

•	the adoption of a plan relating to the liquidation or dissolution of the Company in connection with an equity investment or sale or a business combination transaction, or

•	any other event or transaction that the Board of the Company deems to be a “change of control”.

      Options outstanding under the stock option plans would become fully vested and immediately exercisable upon any change of control to the extent provided in the relevant stock option agreements.

Restricted Stock

      The Company has given designated employees, officers, directors and independent contractors of the Company the opportunity to acquire restricted shares of Class A common stock. The Company’s Board of Directors administers the restricted stock arrangements, selects eligible participants, determines the number of shares to be offered to each participant and sets other applicable terms and conditions. As of December 28, 2002, a total of 80,000 restricted shares of Class A common stock were outstanding.

      Shares of restricted stock are issued by the Company at the fair market value at the date of issuance. Some or all of the purchase price may be paid in the form of a promissory note given by the purchaser of the shares. In some cases, the principal and/or interest due on the notes is forgiven over time by the Company as determined by the Company’s Board of Directors.

      All shares of restricted stock are subject to the terms and conditions of a securities purchase and stockholders’ agreement (the “restricted stock agreement”) entered into by each option recipient. The restricted stock agreement prohibits the transfer of restricted shares except for transfers:

•	to the Company upon the termination of employment of a participating stockholder,

•	to other management employees who have executed and delivered agreements substantially similar to the restricted stock agreement,

•	by will or by the laws of descent or distribution, or

•	if and to the extent repurchase rights in favor of the Company on termination of employment have not been exercised, to third parties, subject to rights of first refusal in favor of the Company and the other holders of restricted stock.

      The Company has the right to repurchase all of a participating stockholder’s shares upon the termination of that stockholder’s employment by the Company due to cause or by the stockholder other than for good reason (each as defined in the restricted stock agreement) or the death of the participating stockholder. A participating stockholder may require the Company to repurchase all of such stockholder’s shares if that stockholder is terminated by the Company without cause or terminates his or her employment for good reason (as defined in the restricted stock agreement). The repurchase price for shares of stock subject to the restricted stock agreement is generally their original purchase price or fair market value. The repurchase price for shares of stock subject to the restricted stock agreement in the case where a stockholder is terminated for certain specified cause events or violates his or her confidentiality or noncompete obligations is either their original purchase price or a price derived from the Company’s “Net Equity Value” (as defined in the restricted stock agreement) at the time of repurchase, whichever is lower. Under the restricted stock agreements entered into in May 1999, the repurchase rights described in this paragraph are exercisable by Charlesbank and other principal stockholders to the extent not exercised by the Company. The restricted stock agreements terminate on the earlier to occur of a public offering that meets specified conditions and the tenth anniversary of the date of the agreement.

Compensation of Directors

      During the year ended December 28, 2002, directors who were not employees of the Company, nominees of The 1818 Mezzanine Fund, or Charlesbank Capital were paid a fee of $2,000 for each board meeting attended.

Compensation Committee Interlocks and Insider Participation

      During 2002, Kim Davis and M. Lenny Pippin served on a compensation committee of the Company’s Board of Directors, which reviewed and recommended executive compensation for the Named Executive Officers and other executives of the Company. All compensation recommendations of the executive committee were reviewed by and subject to the approval of the full Board of Directors of the Company.

Board Compensation Committee Report on Executive Compensation

      The compensation committee, at the direction of the Board of Directors of the Company, recommends the compensation of the Named Executive Officers and other executives of the Company. In addition, the compensation committee administers the Company’s compensation and stock option plans.

      The key components of the compensation packages of the Company’s executive officers are annual salary, bonuses dependent upon the Company’s performance, deferred compensation, and long-term, stock-based incentives. In addition, the Company’s executive officers receive health, accident, and life insurance, retirement, and other personal benefits typically offered to executives by other corporations equivalent in size.

      Historically, the Company has entered into executive severance agreements with its senior executive officers which fix their minimum annual salaries and bonuses. The compensation philosophy of the Company’s Board of Directors is that the compensation of the Company’s executives and key managers should be designed to promote achievement of the Company’s business and financial objectives; to provide pay that is externally competitive and internally equitable, which will allow the Company to attract, retain, and motivate the executives and key managers necessary to accomplish its business objectives; and to reward exceptional performance. The compensation committee reviews the salaries provided for in the employment agreements with its senior executive officers, as well as the salaries of the Company’s other officers, once a year, and recommends changes to the Board of Directors.

      Bonuses are paid on the basis of the Company’s and/or the individual division’s profitability results versus the pre-established targets. The compensation committee of the board recommends the performance-based targets for these bonuses and for each participant or group of participants in the divisions. The Board of Directors must approve these targets.

      The program consists of specific payment levels 0-IV. Within each level, there are established percentage payouts, which will not begin until the threshold performance is met. As the Company’s performance increases over the threshold, the payout percentage also increases until performance reaches 100% of the plan. Once the Company’s performance reaches 100% of the planned performance, the payout percentage will continue to increase proportionally until a maximum is reached.

      Bonuses are subject to reduction or cancellation on the basis of a participant’s individual performance or in the event of conduct by a participant detrimental to the Company. Bonuses are payable in cash.

THE COMPENSATION COMMITTEE
Kim G. Davis
M. Lenny Pippin

Indemnification of Officers and Directors

      The Company’s articles of incorporation provide for the release of any person serving as a director of the Company from liability to the Company or its stockholders for damages for breach of fiduciary duty and for the indemnification by the Company of any person serving as a director, officer, employee or agent or other authorized person to the fullest extent permissible under the North Carolina Business Corporation Act. In addition, the Company has purchased a directors’ and officers’ insurance policy covering officers and directors of the Company for liabilities that they may incur as a result of any action, or failure to act, by such officers and directors in their capacity as officers and directors.

Employment and Severance Agreements

      The Company has entered into executive severance agreements with each of Messrs. Johnson, Berry, Gaither, Brown and Marrett, providing for annual base salaries as listed in the summary compensation table above. The agreements each provide for additional compensation in the form of participation in the Company’s executive bonus plan and participation in the Company’s deferred compensation program.

      The severance agreements may be terminated at any time by the Company or the employee. Upon termination of employment for any reason, the employee is entitled to receive a basic termination payment equal to (a) his base salary earned through the date of termination and (b) the previous year’s bonus if the termination is after December 31 and before bonus has been awarded. If the employee is terminated by the Company without cause or if the employee leaves for good reason (each as defined in his severance agreement), he is entitled to an additional severance payment based on a multiple of his base salary and plan bonus. The multiple used for determining the additional severance payment is increased if termination occurs in connection with a change of control of the Company (as defined in his severance agreement).

      The severance agreements each contain confidentiality and noncompete provisions.

Executive Bonus Plan

      Bonuses are paid on the basis of the Company’s and/or the individual division’s profitability results versus the pre-established targets. The compensation committee of the board recommends the performance-based targets for these bonuses and for each participant or group of participants in the divisions. The Board of Directors must approve these targets.

      The program consists of specific payment levels 0-IV. Within each level, there are established percentage payouts, which will not begin until the threshold performance is met. As the Company’s performance increases over the threshold, the payout percentage also increases until performance reaches 100% of the plan. Once the Company’s performance reaches 100% of the planned performance, the payout percentage will continue to increase proportionally until a maximum is reached.

Deferred Compensation Plan

      In 1999, the Company established a deferred compensation plan for its top executives and divisional employees covered by the executive bonus plan to encourage each participant to promote the long-term interests of the Company. Each participant is allowed to defer portions of their annual salary as well as bonuses received into the plan. In addition to employee deferrals, the Company makes contributions on behalf of its top executives and certain of the divisional employees in varying amounts. The plan provides that an employee who becomes a participant on or before November 23, 1998, shall be fully vested in all amounts credited to such participant’s account. The plan provides that an employee who becomes a participant after November 23, 1998 shall be at all times fully vested in elective deferrals into such participant’s account and as to contributions made by the Company shall vest at a rate of twenty percent (20%) per year as long as such participant is an employee on January 1 of each year. The deferred compensation plan may be altered and amended by the Company’s Board of Directors.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of March 15, 2003 of:

•	each person known by the Company to own beneficially more than 5% of the Class A common stock,

•	each director,

•	the Named Executive Officers and

•	all directors and executive officers of the Company as a group.

	Number of Shares		Percent of
	Beneficially		Class A Common
Name and Address of Beneficial Owner(a)	Owned		Stock(b)

Charlesbank Equity Fund IV, Limited Partnership	4,961,734	(c)	97.5%
The 1818 Mezzanine Fund, L.P.	1,034,000	(d)	16.9
Joseph P. Donlan	1,034,000	(d)	16.9
Kim G. Davis	4,961,734	(c)	97.5
Tim R. Palmer	4,961,734	(c)	97.5
Jon M. Biotti	—	(e)	—
Todd Krasnow	20,000	(f)	0.4
M. Lenny Pippin	20,000	(f)	0.4
Richard P. Johnson	413,237	(g)	7.6
William E. Berry	272,440	(h)	5.1
J. Michael Gaither	276,215	(i)	5.2
Daniel K. Brown	217,117	(j)	4.1
Phillip E. Marrett	126,322	(k)	2.4
All directors and executive officers of the Company as a group (11 persons)	7,341,066		99.6

(a)	Unless otherwise indicated, the address for each person listed in the table is in care of American Tire Distributors, Inc., 12200 Herbert Wayne Court, Suite 150, Huntersville, North Carolina 28078.
(b)	Shares beneficially owned, as recorded in this table, are expressed as a percentage of the shares of Class A common stock. For purposes of computing the percentage of outstanding shares held by each person or group of persons named in this table, any securities which that person or group of persons has the right to acquire within 60 days of March 15, 2003 are deemed to be outstanding for purposes of computing the percentage ownership of such person or persons, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. As of March 15, 2003, 5,086,917 shares of Class A common were issued and outstanding.
(c)	Represents (i) 4,846,179 shares of Class A common stock owned by Charlesbank Equity Fund IV, Limited Partnership, (ii) 4,444 shares of Class A common stock owned by its affiliate, Charlesbank Coinvestment Partners, LLC, and (iii) 111,111 shares of Class A common stock owned by an affiliate of Bain Capital and voted by Charlesbank pursuant to an irrevocable proxy. Messrs. Davis and Palmer are Managing Directors of Charlesbank Capital Partners, LLC, which has the indirect authority to vote and exercise investment power over shares of Class A common stock beneficially owned by Charlesbank. Since neither of Messrs. Davis and Palmer individually have the power to vote and exercise investment power over the shares, each of them disclaims beneficial ownership of the shares.
(d)	Represents shares issuable upon the exercise of Warrants, as discussed below. Mr. Donlan is the co-manager of The 1818 Mezzanine Fund, L.P. and in that capacity will have authority to vote and exercise investment power over the shares. See “Certain Relationships and Related Transactions — Warrants.”
(e)	Mr. Biotti is a Vice President of Charlesbank Capital Partners, LLC and has no authority to vote or exercise investment power over shares of Class A common stock beneficially owned by Charlesbank.
(f)	Includes 20,000 shares of Class A common stock issuable upon the exercise of options.
(g)	Includes 386,127 shares of Class A common stock issuable upon the exercise of options.
(h)	Includes 254,367 shares of Class A common stock issuable upon the exercise of options.
(i)	Includes 251,215 shares of Class A common stock issuable upon the exercise of options.
(j)	Includes 192,117 shares of Class A common stock issuable upon the exercise of options.
(k)	Includes 126,322 shares of Class A common stock issuable upon the exercise of options.

Item 13.     Certain Relationships and Related Transactions.

Warrants

      In connection with the incurrence of subordinated debt to finance the acquisition of Winston in May 1997, the Company issued to The 1818 Mezzanine Fund, L. P. (the “1818 Fund”) warrants (the

“Warrants”) to purchase shares of the Company’s common stock. Joseph P. Donlan, a member of the Company’s Board of Directors, is a Managing Director of Brown Brothers Harriman & Co., the 1818 Fund’s general partner. Mr. Donlan and Robert R. Gould, a Partner of Brown Brothers Harriman & Co., are co-managers of the 1818 Fund, and in that capacity they exercise voting and investment power over the 1818 Fund’s shares. The Warrants are exercisable for 1,034,000 shares of Class A common stock. The Warrants may be exercised, in whole or in part, at any time prior to the earliest of:

•	May 7, 2007,

•	the date of an initial public offering of Class A common stock yielding gross proceeds of at least $25.0 million or representing at least 20% of the Class A common stock on a fully-diluted basis, or

•	the Company’s merger or consolidation with or into another entity or the sale of all or substantially all of the Company’s assets.

      The number of shares issuable upon the exercise of the Warrants is subject to adjustment from time to time to reflect stock dividends, splits, combinations and reclassifications. The Company has no right to call for the redemption of the Warrants.

      The Company and the 1818 Fund are also parties to a warrant holder agreement, dated as of May 21, 1999, which contains provisions restricting the transferability of the Warrants, including a right of first offer in favor of the Company, and grants registration rights with respect to shares of Class A common stock issuable upon exercise of the Warrants.

Preferred Stock

Series A Preferred Stock and Series B Preferred Stock

      In connection with entering into the Winston Private Brand Supply Agreement, Goodyear purchased from the Company 7,000 newly issued shares of the Company’s Series A Cumulative Redeemable Preferred Stock, par value $.01 (the “Series A preferred stock”), and 4,500 newly issued shares of the Company’s Series B Cumulative Redeemable Preferred Stock, par value $.01 (the “Series B preferred stock”), for an aggregate purchase price of $11.5 million. Goodyear is the sole holder of each series of preferred stock. Each series of the preferred stock has a stated value and liquidation preference equal to $1,000 per share, except the liquidation preference of the Series B preferred stock is reduced from time to time based upon purchases by the Company of certain types of tires from Goodyear.

      Goodyear is entitled to receive monthly dividends on the liquidation preference of the Series A preferred stock at a rate of 4% per year, which may be increased if the Company’s annual tire purchases from Goodyear fall below certain levels. The Company is not required to pay dividends on the Series B preferred stock unless its annual tire purchases from Goodyear fall below certain levels.

      Subject to the limitations summarized below, beginning in December 2002 and ending in June 2007, the Company is required to redeem 700 shares of Series A preferred stock each year on a semi-annual basis at 100% of the liquidation preference of such shares plus all accrued and unpaid dividends. As of December 2002, the Company was restricted by these limitations and no shares of Series A preferred stock was redeemed. Subject to the same limitations, the Company is required to redeem all of the outstanding shares of Series B preferred stock in June 2007 at the same redemption price. Unless restricted by the limitations summarized below, the Company is also required to redeem all the preferred stock if the Winston Private Brand Supply Agreement is terminated or, at the request of Goodyear, if a change of control of the Company occurs and Goodyear requests a termination of the Winston Private Brand Supply Agreement. Each series of preferred stock also is redeemable at any time at the Company’s option.

      So long as any amounts are outstanding under the Company’s Revolver or subordinated notes, or any amending or replacing agreement for that debt, or any commitments to lend exist under such debt, the Company is prohibited from:

•	making any payment in respect of any mandatory or optional redemption of either series of preferred stock, or

•	declaring, making or paying any dividend or distribution in respect of either series of preferred stock, if any default or event of default under any such debt, or any event which upon notice or lapse of time, or both, would constitute an event of default, has occurred or is continuing or would result from that event and has not been cured or waived in accordance with such debt.

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

Series D Preferred Stock

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

Monitoring Fee

      The Company expects to pay an advisory and monitoring fee not to exceed $200,000 annually to Charlesbank Capital Partners, LLC. None has been paid through December 28, 2002.

Related Party Transactions

      On October 12, 2001, Haas entered into an Asset Purchase Agreement with T.O. Haas, LLC (“Haas LLC”) for the sale of certain assets. The total purchase price was approximately $5.3 million, of which the Company received approximately $2.4 million in cash at closing. Haas LLC was formed by, among others, one of the executives of Haas. A portion of the purchase price for the Company’s acquisition of Haas in second quarter 2000 is payable to this executive in the form of noncompete and stay put payments. In connection with the sale, such noncompete payments in the amount of $2.4 million ($1.2 million net of income taxes) were accelerated and such liability was satisfied as a reduction of the purchase price. Approximately $1.0 million of the purchase price is payable in the form of a promissory note (the “Note”) due in two equal annual installments, with first such payment paid January 2, 2002. The Note bears interest at 6%. As of January 3, 2003, the Note was paid in full. Stay put payments due to the executive of $1.6 million were accelerated to coincide with the schedule of payments due under the Note. Liabilities assumed by the buyer totaled $0.7 million, reflecting the remainder of the purchase price.

      In connection with the sale described above, the Company entered into a Supply and Retail Distribution Agreement with Haas LLC. Total sales under this agreement were approximately $10.1 million and $2.4 million for fiscal 2002 and 2001, respectively.

      In connection with the Haas acquisition in 2000, the Company sold certain parcels of real estate and leased them back in a transaction which closed on August 8, 2000. Total monthly payments under these leases are approximately $72,000. The leases expire July 31, 2010.

      The Company believes that the above transactions were on terms no less favorable to it than could have been obtained from an independent third party.

Item 14.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

      Based on their evaluation as of a date within 90 days of the filing date of this report on Form 10-K, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

      There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a) Documents filed as part of this Report:

1. The following items, including consolidated financial statements of the Company, are set forth at Item 8 of this report:

•	Report of Independent Public Accountants

•	Consolidated Balance Sheets as of December 28, 2002 and December 29, 2001

•	Consolidated Statements of Operations for the years ended December 28, 2002, December 29, 2001 and December 30, 2000

•	Consolidated Statements of Stockholders’ Investment for the years ended December 28, 2002, December 29, 2001 and December 30, 2000

•	Consolidated Statements of Cash Flows for the years ended December 28, 2002, December 29, 2001 and December 30, 2000

•	Notes to Consolidated Financial Statements

           2. Financial Statement Schedules

           Report of Independent Public Accountants (set forth on following page)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 28, 2002, December 29, 2001 and December 30, 2000
(in thousands)

		Additions

	Balance	Charged to	Charged
	Beginning	Costs and	to Other			Balance End
	of Year	Expenses	Accounts	Deductions		of Year

2002
Allowance for doubtful accounts	$3,571	$2,036	—	$(4,376	)(2)	$1,231
Acquisition exit cost reserves(3)	1,149	(199)	—	(497)		453
Valuation allowance on deferred tax assets	2,000	—	—	(956)		1,044
Inventory reserves	5,796	1,108	—	(5,940	)(4)	964
2001
Allowance for doubtful accounts	$1,877	$3,125	—	$(1,431	)(2)	$3,571
Acquisition exit cost reserves(3)	1,833	245	—	(929)		1,149
Valuation allowance on deferred tax assets	—	2,000	—	—		2,000
2000
Allowance for doubtful accounts	$2,057	$658	$396 (1)	$(1,234	)(2)	$1,877
Acquisition exit cost reserves(3)	2,173	536	459	(1,335)		1,833

(1)	Includes amounts for Haas as of the May 25, 2000 acquisition date.
(2)	Accounts written off during the year, net of recoveries.
(3)	Relates to the acquisition of ITCO, CPW and ATD. Amounts represent facilities closing cost of acquired distribution centers due to existing distribution centers being located in close proximity to the acquired distribution facilities.
(4)	Amount includes inventory reserves relating to the exit of the Company’s parts product line in the Western division in 2002.

      Schedules not included herein are omitted because they are not applicable or the required information appears in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of

American Tire Distributors, Inc and Subsidiaries:

      Our audit of the December 28, 2002 consolidated financial statements referred to in our report dated March 7, 2003 appearing in this Annual Report on Form 10-K of American Tire Distributors, Inc. (the “Company”, formerly Heafner Tire Group, Inc.) also included an audit of the December 28, 2002 financial statement schedule information listed in Item 15 of this Form 10-K. In our opinion, this 2002 financial statement schedule information presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. The 2001 and 2000 financial statement schedule information of the Company was audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on that financial statement schedule information in their report dated March 22, 2002.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 7, 2003

REPORT OF PREDECESSOR AUDITOR (ARTHUR ANDERSEN LLP)

ON FINANCIAL STATEMENT SCHEDULE

      THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT APPLIES TO SUPPLEMENTAL SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 29, 2001 AND DECEMBER 30, 2000.

To Heafner Tire Group, Inc. and Subsidiaries:

      We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Heafner Tire Group, Inc. and subsidiaries included in this Form 10-K, and have issued our report thereon dated March 22, 2002. Our audits were made for the purpose of forming an opinion on those financial statements taken as whole. The schedule listed in Item 14(a)* of this Form 10-K is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Charlotte, North Carolina

March 22, 2002

*	Such information is presented in Item 15(a) in the current year presentation.

3.	Exhibits:

(a) Exhibits:

3.1	Restated Certificate of Incorporation of Heafner Tire Group, Inc. (the “Company”)*
3.2	Second Restated Certificate of Incorporation of Heafner Tire Group, Inc.±
3.3	Certificate of Amendment to the Second Restated Certificate of Incorporation of Heafner Tire Group, Inc., as filed with the Secretary of State of the State of Delaware on May 30, 2002#
3.4	Third Restated Certificate of Incorporation of American Tire Distributors, Inc.
3.5	Certificate of Correction Filed to Correct a Certain Error in the Certificate of American Tire Distributors, Inc.**
3.6	By-laws of the Company*
3.7	Articles of Incorporation of The Speed Merchant, Inc.*
3.8	By-laws of The Speed Merchant, Inc.*
3.9	Articles of Incorporation of Phoenix Racing, Inc.*
3.10	By-laws of Phoenix Racing, Inc.*
3.11	Articles of Incorporation of California Tire Company††
3.12	By-laws of California Tire Company††
3.13	Articles of Incorporation of T.O. Haas Holding Co., Inc.?
3.14	Amended By-laws of T.O. Haas Holding Co., Inc.?
3.15	Articles of Incorporation of T.O. Haas Tire Co., Inc.?
3.16	By-laws of T.O. Haas Tire Co., Inc.?
4.1	Indenture, dated as of December 1, 1998, among the Company, First Union National Bank, as Trustee (the “Trustee”), and Oliver & Winston, Inc., ITCO Logistics Corporation, ITCO Holding Company, Inc., ITCO Tire Company, ITCO Tire Company of Georgia, The Speed Merchant, Inc., and Phoenix Racing, Inc. (the “Series D Indenture)+
4.2	Supplemental Indenture to the Series D Indenture, dated as of February 22, 1999, among the Company, the Trustee, Oliver & Winston, Inc., The Speed Merchant, Inc., Phoenix Racing, Inc. and California Tire Company††
4.3	Second Supplemental Indenture to the Series D Indenture, dated as of May 14, 1999, among the Company, the subsidiary guarantors party thereto and First Union National Bank, as Trustee#
4.4	Third Supplemental Indenture to the Series D Indenture, dated as of May 25, 2000, among the Company, the subsidiary guarantors party thereto and First Union National Bank, as Trustee-
4.5	Fourth Supplemental Indenture to the Series D Indenture, dated as of March 27, 2002, among the Company, the subsidiary guarantors party thereto and First Union National Bank, as Trustee±
4.6	Form of Series C and Series D Note (attached as Exhibit A to the Series D Indenture)+
4.7	Share Purchase Agreement, dated as of March 30, 2001, among Heafner Tire Group, Inc., a Delaware corporation and the parties listed on Schedule I.?
4.8	Share Purchase Agreement, dated as of March 27, 2002, among Heafner Tire Group, Inc., a Delaware corporation and the Investors named therein.±
4.9	Agreement, dated May 13, 2002, among the stockholders of Heafner Tire Group, Inc., a Delaware corporation named on the signature pages hereto.±±

10.1	Second Amended and Restated Loan and Security Agreement, dated as of March 6, 2000, among the Company, Winston Tire Company, The Speed Merchant, Inc. and California Tire Company as Borrowers, and Fleet Capital Corporation, as Administrative Agent (the “Administrative Agent”), Bank of America, N.A., as Syndication Agent (the “Syndication Agent”), FleetBoston Robertson Stephens Inc., as Arranger (the “Arranger”) and the financial institutions party from time to time party thereto, as Lenders+/-
10.2	Amendment No. 1 to Second Amended and Restated Loan and Security Agreement-
10.3	Amendment No. 2 to Second Amended and Restated Loan and Security Agreement-
10.4	Amendment No. 3 to Second Amended and Restated Loan and Security Agreement-
10.5	Amendment No. 4 and Waiver to Second Amended and Restated Loan and Security Agreement?
10.6	Amendment No. 5 to Second Amended and Restated Loan and Security Agreement-
10.7	Amendment No. 6 to Second Amended and Restated Loan and Security Agreement=
10.8	Amendment No. 7 to Second Amended and Restated Loan and Security Agreement-
10.9	Amendment No. 8 and Waiver to Second Amended and Restated Loan and Security Agreement **
10.10	Amendment No. 9 to Second Amended and Restated Loan and Security Agreement?
10.11	Amendment No. 10 to Second Amended and Restated Loan and Security Agreement▪
10.12	Letter, dated March 6, 2000, from the Company to the Administrative Agent+/-
10.13	Amended and Restated Registration Rights Agreement, dated as of May 21, 1999, between and among the Company, The 1818 Mezzanine Fund, L.P., and Charlesbank Equity Fund IV, Limited Partnership#
10.14	Warrantholder Agreement, dated as of May 21, 1999, between the Company, The 1818 Mezzanine Fund, L.P. and Charlesbank Equity Fund IV, Limited Partnership#
10.15	Amended and Restated Warrant No. 2 exercisable for 1,034,000 shares of Class A Common Stock in the name of The 1818 Mezzanine Fund, L.P.#
10.16	Securities Purchase Agreement, dated as of May 7, 1997, between The J. H. Heafner Company, Inc. and The Kelly-Springfield Tire and Rubber Company*
10.17	Amendment to Securities Purchase Agreement, dated as of May 21, 1999, between and among the Company and The Kelly-Springfield Tire Company, a division of The Goodyear Tire and Rubber Company#
10.18	Termination and Release Agreement, dated as of May 22, 1999, among the Company and the Class B stockholders party thereto#
10.19	The J.H. Heafner Company Amended and Restated 1997 Stock Option Plan#
10.20	Heafner Tire Group 1999 Stock Option Plan+/-
10.21	American Tire Distributors, Inc. 2002 Stock Option Plan▪
10.22	Stock Option Agreements, dated as of June 12, 2002, between the Company and each of Richard P. Johnson, William E. Berry, J. Michael Gaither, Daniel K. Brown and Phillip E. Marrett▪
10.23	The J.H. Heafner Company 1997 Restricted Stock Plan*
10.24	Securities Purchase and Stockholders Agreement, dated as of May 28, 1997, among the Company and various management stockholders*
10.25	Securities Purchase and Stockholders’ Agreement, dated as of May 24, 1999, between the Company and each of Donald C. Roof, J. Michael Gaither, Daniel K. Brown and Richard P. Johnson#

10.26	Executive Severance Agreement, dated as of May 24,1999, between the Company and Donald C. Roof#
10.27	Amended and Restated Executive Severance Agreement, dated as of December 5, 2001, between the Company and J. Michael Gaither-
10.28	Amended and Restated Executive Severance Agreement, dated as of December 5, 2001, between the Company and Richard P. Johnson-
10.29	Amended and Restated Executive Severance Agreement, dated as of December 5, 2001, between the Company and Daniel K. Brown-
10.30	Executive Severance Agreement, dated December 5, 2001, between the Company and William E. Berry-
10.31	Executive Severance Agreement dated July 24, 2000, between the Company and Phillip E. Marrett-
10.32	Stock Purchase Agreement dated April 14, 2000, between Heafner Tire Group Inc., T.O. Haas Holding Co., Randall M. Haas and Ricky L. Haas+/-+/-
10.33	Stock Purchase Agreement, dated May 4, 2001, by and among Performance Management, Inc., Heafner Tire Group, Inc., as sole shareholder of Winston Tire Company, Winston Tire Company and Charles Bryant Kountz##
12.1	Statement re: Computation of Ratios▪
21.1	Chart of Subsidiaries of the Company▪
99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002▪
99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002▪
99.3	Letter to the Securities and Exchange Commission regarding Arthur Andersen LLP audit-

*	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed on August 18, 1998.
+	Incorporated by reference to the Company’s Form 8-K filed on December 15, 1998.
††	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 31, 1999.
#	Incorporated by reference to the Company’s Registration Statement Form S-4 filed on June 9, 1999.
+/-	Incorporated by reference to the Company’s 10-K, filed on March 30, 2000.
+/-+/-	Incorporated by reference to the Company’s 8-K, filed on November 14, 2000.
?	Incorporated by reference to the Company’s 10-K, filed on April 9, 2001.
##	Incorporated by reference to the Company’s 10-Q, filed on May 15, 2001.
=	Incorporated by reference to the Company’s 10-Q, filed on November 13, 2001.
-	Incorporated by reference to the Company’s 10-K, filed on March 26, 2002.
±	Incorporated by reference to the Company’s 8-K, filed on April 11, 2002.
±±	Incorporated by reference to the Company’s 10-Q, filed on May 14, 2002.
ß	Incorporated by reference to the Company’s 8-K, filed on June 18, 2002.
^	Incorporated by reference to the Company’s 10-Q, filed on August 12, 2002.
**	Incorporated by reference to the Company’s 10-Q, filed on November 12, 2002.
▪	Filed herewith.

      (b) Reports on Form 8-K

      Report on Form 8-K was filed on April 11, 2002 related to the consummation of several debt restructuring transactions.

      Report on Form 8-K was filed on June 18, 2002 related to the change in registrant’s certifying accountant.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2003.

AMERICAN TIRE DISTRIBUTORS, INC.

By:	/s/ RICHARD P. JOHNSON

Name: Richard P. Johnson
Title: President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2003.

Signature	Title	Date

/s/ RICHARD P. JOHNSON Richard P. Johnson	Director, President and Chief Executive Officer	March 28, 2003

/s/ WILLIAM E. BERRY William E. Berry	Executive Vice President and Chief Financial Officer	March 28, 2003

/s/ J. MICHAEL GAITHER J. Michael Gaither	Executive Vice President, General Counsel, Treasurer and Secretary	March 28, 2003

/s/ JOSEPH P. DONLAN Joseph P. Donlan	Director	March 28, 2003

/s/ JON M. BIOTTI Jon M. Biotti	Director	March 28, 2003

/s/ KIM G. DAVIS Kim G. Davis	Director	March 28, 2003

/s/ TIM R. PALMER Tim R. Palmer	Director	March 28, 2003

/s/ M. LENNY PIPPIN M. Lenny Pippin	Director	March 28, 2003

/s/ TODD KRASNOW Todd Krasnow	Director	March 28, 2003

CERTIFICATIONS

I, Richard P. Johnson, President and Chief Executive Officer of American Tire Distributors, Inc., certify that:

      1. I have reviewed this annual report on Form 10-K of American Tire Distributors, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ RICHARD P. JOHNSON

Richard P. Johnson
President and Chief Executive Officer

Date: March 28, 2003

CERTIFICATIONS

I, William E. Berry, Executive Vice President and Chief Financial Officer of American Tire Distributors, Inc., certify that:

      1. I have reviewed this annual report on Form 10-K of American Tire Distributors, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statement, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management of other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ WILLIAM E. BERRY

William E. Berry
Executive Vice President and
Chief Financial Officer

Date: March 28, 2003