Form 10-Q
period 2003-03-29
AMERICAN TIRE DISTRIBUTORS INC
filed 2003-05-13
CIK 1068152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 333-61713

American Tire Distributors, Inc.

A Delaware Corporation	IRS Employer Identification No. 56-0754594

12200 Herbert Wayne Court

Suite 150
Huntersville, North Carolina 28078

(704) 992-2000

      Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

      Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

      Number of common shares outstanding at May 13, 2003: 5,086,917

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements.

American Tire Distributors, Inc.

Condensed Consolidated Balance Sheets — March 29, 2003 and December 28, 2002

(in thousands, except share amounts)

	March 29, 2003	December 28, 2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,700	$2,693
Accounts receivable, net of allowances of $1,348 and $1,231	104,735	94,674
Inventories	165,219	156,722
Deferred income taxes	3,127	3,785
Other current assets	11,846	11,899

Total current assets	287,627	269,773

Property and equipment, net	19,680	20,634
Goodwill, net	93,940	93,940
Other intangible assets, net	3,062	3,572
Deferred income taxes	18,442	18,440
Other assets	4,690	4,911

Total assets	$427,441	$411,270

Liabilities and Stockholders’ Investment
Current liabilities:
Accounts payable	$182,754	$165,409
Accrued expenses	17,709	18,549
Current maturities of long-term debt	2,521	2,742

Total current liabilities	202,984	186,700

Revolving credit facility and other long-term debt	148,841	149,793
Series D Senior Notes	28,600	28,600
Capital lease obligations	14,564	14,709
Other liabilities	3,942	3,944
Commitments and contingencies
Redeemable preferred stock (Note 10)	11,035	11,035
Stockholders’ investment:
Preferred stock (Note 11)	47,262	46,035
Common stock, par value $.01 per share; 50,000,000 shares authorized; 5,086,917 shares issued and outstanding	51	51
Additional paid-in capital	22,388	22,388
Warrants	1,782	1,782
Notes receivable from sale of stock	(17)	(17)
Accumulated deficit	(53,991)	(53,750)

Total stockholders’ investment	17,475	16,489

Total liabilities and stockholders’ investment	$427,441	$411,270

The accompanying notes are an integral part of these financial statements.

American Tire Distributors, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands)

	Quarters Ended

	March 29,	March 30,
	2003	2002

Net sales	$257,676	$251,564
Cost of goods sold	211,979	203,904

Gross profit	45,697	47,660
Selling, general and administrative expenses	40,525	42,527

Operating income	5,172	5,133
Other income (expense):
Interest expense	(3,756)	(6,329)
Gain on repurchase of Series D Senior Notes	—	49,965
Other income, net	228	160

Income from continuing operations before income taxes	1,644	48,929
Provision for income taxes	658	19,576

Income from continuing operations	986	29,353
Loss on disposal of discontinued operations, net of income tax benefit of $0 and $89	—	(134)

Net income	$986	$29,219

The accompanying notes are an integral part of these financial statements.

American Tire Distributors, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Quarters Ended

	March 29,	March 30,
	2003	2002

Cash flows from operating activities:
Net income	$986	$29,219
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on disposal of discontinued operations	—	134
Gain on repurchase of Series D Senior Notes	—	(49,965)
Depreciation and amortization of other intangibles	1,759	2,093
Amortization of other assets	302	374
Deferred taxes	656	16,897
Other, net	(8)	93
Change in operating assets and liabilities:
Accounts receivable, net	(10,061)	(8,933)
Inventories	(8,497)	(5,026)
Other current assets	53	2,428
Accounts payable and accrued expenses	16,505	4,450
Other, net	(230)	(752)

Net cash provided by (used in) continuing operating activities	1,465	(8,988)

Cash flows from investing activities:
Purchase of property and equipment	(674)	(277)
Proceeds from sale of property and equipment	496	536
Other, net	(50)	(92)

Net cash provided by (used in) investing activities	(228)	167

Cash flows from financing activities:
Net proceeds (repayments) from revolving credit facility and other long-term debt	(626)	32,325
Repurchase of Series D Senior Notes	—	(64,959)
Net proceeds from sale-leaseback transaction	—	13,285
Proceeds received from issuance of preferred stock	—	28,913
Principal payments on other long-term debt	(604)	(1,246)

Net cash provided by (used in) financing activities	(1,230)	8,318

Net increase (decrease) in cash and cash equivalents	7	(503)
Cash and cash equivalents, beginning of period	2,693	4,131

Cash and cash equivalents, end of period	$2,700	$3,628

Supplemental disclosures of cash flow information —
Cash payments for interest	$2,794	$6,632

Cash payments for taxes, net	$525	$13

The accompanying notes are an integral part of these financial statements.

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements
March 29, 2003

1.     Nature of Business:

      American Tire Distributors, Inc. (together with its subsidiaries, the “Company”) (formerly Heafner Tire Group, Inc.), is a Delaware corporation primarily engaged in the wholesale distribution of tires and tire accessories. On May 30, 2002, the Company changed its name from Heafner Tire Group, Inc. to American Tire Distributors, Inc.

2.     Basis of Presentation:

      The unaudited condensed consolidated financial statements have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made. Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s consolidated financial statements reported on Form 10-K for the fiscal year ended December 28, 2002. The results of the operations for the quarter ended March 29, 2003 are not necessarily indicative of the operating results for the full fiscal year. Certain prior period amounts have been reclassified to conform to the current period presentation.

3.     New Accounting Pronouncements:

      In April 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.” This statement contains a number of changes under existing GAAP, including the elimination of extraordinary item classification of debt extinguishments that were previously required under SFAS 4. The provisions of this statement related to the rescission of Statement 4 apply in fiscal years beginning after May 15, 2002. The Company adopted the provisions of SFAS No. 145 effective December 29, 2002, which required reclassification of the Company’s 2002 extraordinary gain (Note 9).

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted the provisions of SFAS No. 146 effective December 29, 2002. The adoption of this statement had no material impact on the Company’s financial position or results of operations.

      In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57, and 107 and a recission of FASB Interpretation No. 34.” FIN 45 elaborates on the disclosures to be made regarding obligations under certain guarantees in interim and annual financial statements. It also clarifies the requirement of a guarantor to recognize a liability at the inception of the guarantee based on the fair value of the obligation. The provisions relating to the initial recognition and measurement of a liability are applicable on a prospective basis for guarantees issued or modified subsequent to December 31, 2002. The disclosure requirements of FIN 45 are effective for interim and annual financials statements for periods ending after December 15, 2002. The Company adopted the

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

disclosure provisions of this statement effective December 15, 2002. The liability recognition provisions of this statement were adopted effective December 29, 2002 and had no material impact on the Company’s financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation.” The transition guidance and annual disclosure provisions are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. At this time, the Company has not voluntarily adopted the fair value method of accounting under SFAS No. 123, but is required to provide certain pro forma disclosures, which are presented below.

      The Company will continue to account for stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Pursuant to APB No. 25, compensation expense is recognized for financial reporting purposes using the intrinsic value method over the vesting period. The amount of compensation expense to be recognized is determined by the excess of the fair value of common stock over the exercise price of the related option at the date of grant. Accordingly, no compensation expense has been recorded in the consolidated statements of operations, as the exercise price of all stock options was equal to fair value of the underlying common stock at the date of grant.

      The following information is presented as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123 (in thousands):

	For the Quarter Ended

	March 29,	March 30,
	2003	2002

Net income	$986	$29,219
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(181)	(86)

Pro forma net income	$805	$29,133

      The weighted average fair value of options granted during the first quarter 2003 estimated on the date of grant using the Black-Scholes option pricing model was $1.00. The fair value of options granted in the first quarter 2003 was determined using the following assumptions: a risk-free interest rate of 4.05%, no dividend yield, expected life of 10 years which equals the terms of the options, and no expected volatility. There were no options granted in the first quarter 2002.

      In 2002, the EITF reached a consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Considerations Received from a Vendor.” Issue No. 02-16 provides guidance on how cash considerations received by a customer or reseller should be classified in the customer’s statement of earnings. Issue No. 02-16 is effective for all transactions with vendors after December 31, 2002. The adoption of Issue No. 02-16 did not have a material impact on the Company’s consolidated financial position or results of operations.

4.     Inventories:

      Inventories consist primarily of automotive tires, wheels and accessories and are valued at the lower of cost, determined on the first-in, first-out (FIFO) method, or market. The Company performs periodic

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. Terms with a majority of the Company’s tire vendors allow return of tire products, within limitations, specified in their supply agreements.

5.     Shipping and Handling Costs:

      Outbound shipping and handling costs are classified as selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Such expenses totaled $16.5 million and $15.7 million for the quarters ended March 29, 2003 and March 30, 2002, respectively.

6.     Deferred Income Taxes:

      The Company has deferred tax assets of $21.6 million and $22.2 million at March 29, 2003 and December 28, 2002, respectively. The decrease in net deferred tax assets is primarily attributable to net income generated from continuing operations through March 29, 2003. Management has evaluated the Company’s deferred tax assets and has concluded that the realizability of the deferred tax assets is “more likely than not,” except as it relates to certain state net operating loss carryforwards (“NOLs”) for which a valuation allowance of $1.0 million is recorded as of March 29, 2003, unchanged from December 28, 2002. This evaluation considered the historical and long-term expected profitability of the Company’s continuing operations. Given the timing of the reversal of its temporary differences and the expiration date of its NOLs, the Company believes that taxable income generated in current and future years will be sufficient to utilize the remaining net deferred tax assets. The Company’s ability to generate future taxable income is dependent on numerous factors including general economic conditions, the state of the replacement tire market and other factors beyond management’s control. Therefore, there can be no assurance that the Company will meet its expectation of future taxable income and adjustments to the valuation allowance may be required in the future.

7.     Financing Arrangements:

          Revolving Credit Facility

      At March 29, 2003, the Company’s revolving credit facility (“Revolver”), as amended, provides for borrowings in the aggregate principal amount of up to the lesser of $180.0 million or the Borrowing Base, as defined in the agreement, which is based on 85% of eligible accounts receivable plus 50%-65% of eligible inventories.

      The Revolver term expires in March 2005, extendable by the Company and the banks for an additional five years. Borrowings under the Revolver bear interest, at (i) the Base Rate, as defined, plus the applicable margin (1.75% as of March 29, 2003) or (ii) the Eurodollar Rate, as defined, plus the applicable margin (3.25% as of March 29, 2003). These margins are subject to performance-based step-downs resulting in margins ranging from 0.75% to 2.0% for Base Rate loans and 2.0% to 3.5% for Eurodollar Rate loans, respectively.

      The Revolver, as amended, requires the Company to meet certain financial requirements, including minimum EBITDA, fixed charge coverage and tangible capital funds, all as defined, and minimum loan availability and certain covenants which, among other things, restrict the ability of the Company to incur additional indebtedness; enter into guarantees; make loans and investments; make capital expenditures; declare dividends; engage in mergers, consolidations and asset sales; enter into transactions with affiliates; create liens and encumbrances; enter into sale/leaseback transactions; modify material agreements; and change the business it conducts. As of May 13, 2003, the Company’s financial measures were in excess of the minimums required, as amended, and management expects that such amounts will remain above the

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

minimums for the foreseeable future. The Company’s obligations under the Revolver are secured by all inventories and accounts receivable.

      Aggregate annual maturities of long-term debt (excluding capital lease obligations) at March 29, 2003, are as follows (in thousands):

Year Ending
December:

2003 (remainder)	$2,197
2004	1,752
2005	12,621
2006	169
2007	52
Thereafter	163,171

$179,962

Capital Lease Obligations

      On March 27, 2002, the Company completed an agreement for the sale and leaseback of three of its owned facilities generating cash proceeds of $13.9 million. In connection therewith, the Company recorded a $14.0 million capital lease obligation during the first quarter of 2002. All cash paid to the lessor is recorded as interest expense and the capital lease obligation will be reduced when the Company no longer has continuing involvement with the properties. The initial term of the lease is for 20 years, followed by two 10-year renewal options. The annual rent paid under the terms of the lease is $1.6 million (paid quarterly) and is adjusted for CPI changes every two years. In addition, the purchaser received warrants to purchase 153,597 shares of the Company’s common stock. The warrants have a term of 10 years with a stated exercise price of $3.00 per warrant.

8.     Discontinued Operations:

      Effective May 15, 2001, the Company completed a transaction pursuant to a Stock Purchase Agreement to sell all the capital stock in Winston Tire Company (“Winston”), the Company’s retail segment, to Performance Management, Inc. for a purchase price of approximately $10.0 million. As of May 13, 2003 $2.8 million remains outstanding and a valuation allowance is maintained for the full amount. This segment has been reflected as a discontinued operation in the accompanying consolidated financial statements.

      The Company remains liable as a guarantor on certain of Winston’s leases. As of March 29, 2003, total obligations of the Company, as guarantor on these leases is approximately $15.2 million extending over 16 years. However, the Company has secured assignments or sublease agreements for the vast majority of these commitments with contractual assigned or subleased rental of approximately $12.4 million. A provision has been made for the estimated shortfall.

9.	Gain on Repurchase of Series D Senior Notes:

      On March 27, 2002, the Company repurchased $121.4 million in outstanding principal amount of the Series D Senior Notes (“Senior Notes”) at a purchase price of $535 per $1,000 in face amount of Senior Notes, plus accrued and unpaid interest of $4.5 million. The Company funded the repurchase of the Senior Notes through several debt restructuring transactions (“Restructuring Transactions”). The Restructuring Transactions consisted of (i) an amendment to the Company’s Revolver to provide additional availability, (ii) a sale and leaseback of three of the Company’s tire distribution warehouses generating cash proceeds of $13.9 million and (iii) an equity investment of $28.9 million from the issuance of 9,637,592 shares of Series D

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

preferred stock to the Company’s existing stockholders. Concurrently with the repurchase of the Senior Notes, the Company, the Subsidiary Guarantors and the Trustee executed the Fourth Supplemental Indenture to the Indenture. The amendments to the Indenture were effected primarily to permit the Restructuring Transactions and make other required modifications.

      In connection with the Restructuring Transactions, the Company issued warrants to several vendors, which permit the holders to acquire up to 307,193 shares of the Company’s common stock at $.01 per share. The warrants expire on March 27, 2005. The Company recorded these warrants at fair value and has presented them as a component of stockholder’s investment.

      In first quarter 2002, the Company recorded a $30.0 million extraordinary gain, net of income tax provision of $20.0 million relating to the repurchase and extinguishment of the Senior Notes. Effective December 29, 2002, the Company adopted the provisions of SFAS No. 145 which eliminates the extraordinary item classification of debt extinguishments that was previously required under SFAS 4 (Note 3). Accordingly, the Company has reclassified the pre-tax gain of $50.0 million on repurchase of Senior Notes in 2002 from an extraordinary gain to a separate line item before income from continuing operations and the related income tax effect of $20.0 million has been reclassified to provision for income taxes.

10.	Redeemable Preferred Stock:

      The following represents the Company’s issued and outstanding redeemable preferred stock, reflecting the amendment and modifications discussed in Note 11 below (in thousands, except share amounts):

	March 29, 2003	December 28, 2002

	(Unaudited)
Redeemable preferred stock Series A — 4% cumulative; 7,000 shares authorized, issued and outstanding	$7,000	$7,000
Redeemable preferred stock Series B — variable rate cumulative; 4,500 shares authorized, issued and outstanding	4,035	4,035

Total redeemable preferred stock	$11,035	$11,035

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

      The stated value of Series B preferred stock is initially $1,000 per share, to be adjusted based on tire purchase credits as determined by the number of units purchased under a purchase agreement with a supplier entered into in May 1997. Dividends on Series B preferred stock are payable, when and if declared by the Board of Directors, at the prime rate if the Company does not meet certain tire purchase requirements. The remaining value of Series B preferred stock shall be redeemed by the Company on the last business day of June 2007 at a price equal to the adjusted stated value plus all accrued and unpaid dividends.

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

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

designated Series A preferred stock, 4,500 shares are initially designated Series B preferred stock, 1,333,334 shares are initially designated Series C preferred stock and 9,637,592 shares are initially designated Series D preferred stock. The conversion price of the Series C preferred stock was reduced to $3.00 per common share and the holders’ redemption rights were eliminated.

     Preferred Stock

      The following represents the Company’s issued and outstanding preferred stock (in thousands, except share amounts):

	March 29,	December 28,
	2003	2002

	(Unaudited)
Preferred stock Series C — 12% cumulative; 1,333,334 shares authorized, issued and outstanding	$14,880	$14,520
Preferred stock Series D — 12% cumulative; 9,637,592 shares authorized, issued and outstanding	32,382	31,515

Total preferred stock	$47,262	$46,035

      On March 27, 2002, the Company issued 9,637,592 shares of Series D preferred stock for $3.00 per share in exchange for $28.9 million in cash contributed by certain of its principal stockholders. The proceeds were used to repurchase certain of the Company’s Senior Notes. Shares of Series D preferred stock accrue dividends at an annual rate of 12% and are redeemable at the option of the Company at the initial price plus any cumulative unpaid dividends as of the redemption date. However, as long as any shares of Series A preferred stock or Series B preferred stock remain outstanding, no dividends may be paid, nor shall redemption occur. No dividends have been declared or paid to date on the Series C or Series D preferred stock. In addition, shares of Series D preferred stock are convertible into common stock at a conversion price of $3.00 per common share.

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

      The Company’s Senior Notes are guaranteed on a full, unconditional and joint and several basis by all of the Company’s direct subsidiaries, each of which is wholly-owned. The condensed consolidating financial information for the Company is as follows (in thousands):

Condensed consolidated balance sheets as of March 29, 2003 and December 28, 2002, are as follows:

	As of March 29, 2003

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$2,642	$58	$—	$2,700
Accounts receivable, net	77,906	26,829	—	104,735
Inventories	113,657	51,562	—	165,219
Other current assets	14,375	598	—	14,973
Intercompany receivables	56,491	—	(56,491)	—

Total current assets	265,071	79,047	(56,491)	287,627

Property and equipment, net	14,924	4,756	—	19,680
Goodwill and other intangible assets, net	51,790	45,212	—	97,002
Investment in subsidiaries	69,716	—	(69,716)	—
Other assets	22,612	520	—	23,132

Total assets	$424,113	$129,535	$(126,207)	$427,441

Liabilities and Stockholders’ Investment
Current liabilities:
Accounts payable	$182,674	$80	$—	$182,754
Accrued expenses	15,460	2,249	—	17,709
Current maturities of long-term debt	2,499	22	—	2,521
Intercompany payables	—	56,491	(56,491)	—

Total current liabilities	200,633	58,842	(56,491)	202,984

Revolving credit facility and other long-term debt	148,841	—	—	148,841
Series D Senior Notes	28,600	—	—	28,600
Capital lease obligations	14,564	—	—	14,564
Other liabilities	2,965	977	—	3,942
Redeemable preferred stock	11,035	—	—	11,035
Stockholders’ investment:
Intercompany investment	—	76,633	(76,633)	—
Preferred stock	47,262	—	—	47,262
Common stock, par value $.01 per share; 50,000,000 shares authorized; 5,086,917 shares issued and outstanding	51	—	—	51
Additional paid-in capital	22,388	—	—	22,388
Warrants	1,782	—	—	1,782
Notes receivable from sale of stock	(17)	—	—	(17)
Accumulated deficit	(53,991)	(6,917)	6,917	(53,991)

Total stockholders’ investment	17,475	69,716	(69,716)	17,475

Total liabilities and stockholder’s investment	$424,113	$129,535	$(126,207)	$427,441

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

	As of December 28, 2002

	Parent	Subsidiary
	Company	Guarantors	Elimination	Consolidated

Assets
Current assets:
Cash and cash equivalents	$2,538	$155	$—	$2,693
Accounts receivable, net	67,514	27,160	—	94,674
Inventories	109,143	47,579	—	156,722
Other current assets	14,727	957	—	15,684
Intercompany receivables	54,577	—	(54,577)	—

Total current assets	248,499	75,851	(54,577)	269,773

Property and equipment, net	15,742	4,892	—	20,634
Goodwill and other intangible assets, net	51,856	45,656	—	97,512
Investment in subsidiaries	69,142	—	(69,142)	—
Other assets	22,812	539	—	23,351

Total assets	$408,051	$126,938	$(123,719)	$411,270

Liabilities and Stockholders’ Investment
Current liabilities:
Accounts payable	$165,206	$203	$—	$165,409
Accrued expenses	16,550	1,999	—	18,549
Current maturities of long-term debt	2,742	—	—	2,742
Intercompany payables	—	54,577	(54,577)	—

Total current liabilities	184,498	56,779	(54,577)	186,700

Revolving credit facility and other long-term debt	149,793	—	—	149,793
Series D Senior Notes	28,600	—	—	28,600
Capital lease obligations	14,709	—	—	14,709
Other liabilities	2,927	1,017	—	3,944
Redeemable preferred stock	11,035	—	—	11,035
Stockholders’ investment:
Intercompany investment	—	76,633	(76,633)	—
Preferred stock	46,035	—	—	46,035
Common stock, par value $.01 per share; 50,000,000 shares authorized; 5,086,917 shares issued and outstanding	51	—	—	51
Additional paid-in capital	22,388	—	—	22,388
Warrants	1,782	—	—	1,782
Notes receivable from sale of stock	(17)	—	—	(17)
Accumulated deficit	(53,750)	(7,491)	7,491	(53,750)

Total stockholders’ investment	16,489	69,142	(69,142)	16,489

Total liabilities and stockholder’s investment	$408,051	$126,938	$(123,719)	$411,270

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

Condensed consolidated statements of operations for the quarters ended March 29, 2003 and March 30, 2002 are as follows:

	For the Quarter Ended March 29, 2003

	Parent	Subsidiary
	Company	Guarantors	Elimination	Consolidated

Net sales	$187,033	$70,643	$—	$257,676
Cost of goods sold	152,837	59,142	—	211,979

Gross profit	34,196	11,501	—	45,697
Selling, general and administrative expenses	29,901	10,624	—	40,525

Operating income	4,295	877	—	5,172
Other income (expense):
Interest expense	(3,756)	—	—	(3,756)
Other income, net	148	80	—	228
Equity in net income of subsidiaries	574	—	(574)	—

Income from continuing operations before income taxes	1,261	957	(574)	1,644
Provision for income taxes	275	383	—	658

Net income	$986	$574	$(574)	$986

	For the Quarter Ended March 30, 2002

	Parent	Subsidiary
	Company	Guarantors	Elimination	Consolidated

Net sales	$181,478	$70,086	$—	$251,564
Cost of goods sold	146,151	57,753	—	203,904

Gross profit	35,327	12,333	—	47,660
Selling, general and administrative expenses	29,197	13,330	—	42,527

Operating income (loss)	6,130	(997)	—	5,133
Other income (expense):
Interest expense	(6,294)	(35)	—	(6,329)
Gain on repurchase of Series D Senior Notes	49,965	—	—	49,965
Other income, net	134	26	—	160
Equity in net loss of subsidiaries	(566)	—	566	—

Income (loss) from continuing operations before income taxes	49,369	(1,006)	566	48,929
Provision (benefit) for income taxes	20,016	(440)	—	19,576

Income (loss) from continuing operations	29,353	(566)	566	29,353
Loss on disposal of discontinued operations	(134)	—	—	(134)

Net income (loss)	$29,219	$(566)	$566	$29,219

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

      Condensed consolidated statements of cash flows for the quarters ended March 29, 2003 and March 30, 2002 are as follows:

	For the Quarter Ended March 29, 2003

	Parent	Subsidiary
	Company	Guarantors	Elimination	Consolidated

Cash flows from operating activities:
Net income	$986	$574	$(574)	$986
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of other intangibles and other assets	1,190	871	—	2,061
Other, net	649	(1)	—	648
Equity in net income of subsidiary	(574)	—	574	—
Change in operating assets and liabilities:
Accounts receivable, net	(10,392)	331	—	(10,061)
Inventories	(4,514)	(3,983)	—	(8,497)
Other current assets	(306)	359	—	53
Accounts payable and accrued expenses	16,378	127	—	16,505
Other, net	(207)	(23)	—	(230)

Net cash provided by (used in) continuing operations	3,210	(1,745)	—	1,465

Cash flows from investing activities:
Purchase of property and equipment	(358)	(316)	—	(674)
Proceeds from sale of property and equipment	460	36	—	496
Other, net	(50)	—	—	(50)
Intercompany	(1,928)	1,928	—	—

Net cash provided by (used in) investing activities	(1,876)	1,648	—	(228)

Cash flows from financing activities:
Net repayments from revolving credit facility and other long-term debt	(626)	—	—	(626)
Principal payments on other long-term debt	(604)	—	—	(604)

Net cash used in financing activities	(1,230)	—	—	(1,230)

Net increase (decrease) in cash and cash equivalents	104	(97)	—	7
Cash and cash equivalents, beginning of period	2,538	155	—	2,693

Cash and cash equivalents, end of period	$2,642	$58	$—	$2,700

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

	For the Quarter Ended March 30, 2002

	Parent	Subsidiary
	Company	Guarantors	Elimination	Consolidated

Cash flows from operating activities:
Net income (loss)	$29,219	$(566)	$566	$29,219
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on disposal of discontinued operations	134	—	—	134
Gain on repurchase of Series D Senior Notes	(49,965)	—	—	(49,965)
Depreciation and amortization of other intangibles and other assets	1,346	1,121	—	2,467
Other, net	13,210	3,780	—	16,990
Equity in net loss of subsidiary	566	—	(566)	—
Change in operating assets and liabilities:
Accounts receivable, net	(8,310)	(623)	—	(8,933)
Inventories	(5,296)	270	—	(5,026)
Other current assets	1,700	728	—	2,428
Accounts payable and accrued expenses	4,301	149	—	4,450
Other, net	(547)	(205)	—	(752)

Net cash provided by (used in) continuing operations	(13,642)	4,654	—	(8,988)

Cash flows from investing activities:
Purchase of property and equipment	(219)	(58)	—	(277)
Proceeds from sale of property and equipment	10	526	—	536
Other, net	(92)	—	—	(92)
Intercompany	5,002	(5,002)	—	—

Net cash provided by (used in) investing activities	4,701	(4,534)	—	167

Cash flows from financing activities:
Net proceeds from revolving credit facility and other long-term debt	32,325	—	—	32,325
Repurchase of Series D Senior Notes	(64,959)	—	—	(64,959)
Net proceeds from sale-leaseback transaction	13,285	—	—	13,285
Proceeds received from issuance of preferred stock	28,913	—	—	28,913
Principal payments on other long-term debt	(1,022)	(224)	—	(1,246)

Net cash provided by (used in) financing activities	8,542	(224)	—	8,318

Net decrease in cash and cash equivalents	(399)	(104)	—	(503)
Cash and cash equivalents, beginning of period	3,423	708	—	4,131

Cash and cash equivalents, end of period	$3,024	$604	$—	$3,628

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion and analysis of the results of operations, financial condition and liquidity of the Company should be read in conjunction with the financial statements and related notes included in this report.

Results of Operations

Quarter Ended March 29, 2003 Compared to Quarter Ended March 30, 2002

      Consolidated net sales in the first quarter of 2003 increased by $6.1 million or 2.4% to $257.7 million compared to $251.6 million in the first quarter 2002. While sales in first quarter 2003 were up, they were still impacted by continued weakness in the replacement tire market. Units of passenger and light truck tires shipped for the tire distribution industry were down approximately 6.2% in the first quarter of 2003 with shipments of 49.8 million units compared to shipments of 53.1 million units in the first quarter of 2002. First quarter 2003 industry unit shipments represent shipments to tire dealers and distributors and do not necessarily reflect sell out to retail customers.

      Gross profit decreased by $2.0 million or 4.1% to $45.7 million in the first quarter 2003 compared to $47.7 million in the first quarter 2002. Gross profit as a percentage of sales decreased 1.2% to 17.7% in the first quarter 2003 compared to 18.9% in the first quarter 2002. The decrease in gross profit is primarily attributed to an increase in marketing discounts associated with a first quarter sales program.

      Selling, general and administrative expenses decreased by $2.0 million in the first quarter 2003 representing 15.7% as a percentage of sales compared to 16.9% in 2002. The decrease in operating expenses is primarily due to headcount reductions throughout the Company.

      Interest expense decreased $2.6 million in the first quarter of 2003 to $3.8 million compared to $6.3 million in 2002. The decrease is primarily attributable to reduced interest cost on the Company’s outstanding Series D Senior Notes as well as a decline in interest rates.

      Pre-tax income for first quarter 2003 was $1.6 million resulting in an income tax provision of $0.7 million compared to pre-tax income of $48.9 million in first quarter 2002 resulting in a tax provision of $19.6 million. First quarter 2002 included the $50.0 million gain on repurchase of Series D Senior Notes and the related tax provision of $20.0 million.

Liquidity and Capital Resources

      At March 29, 2003, the combined net indebtedness (net of cash) of the Company was $177.3 million compared to $178.4 million at December 28, 2002. Total commitments by the lenders under the Company’s revolving credit facility (“Revolver”) were $180.0 million at March 29, 2003. Available borrowings under the Revolver at March 29, 2003 were $23.2 million.

      EBITDA from continuing operations decreased $0.2 million to $7.2 million in the first quarter of 2003 compared to $7.4 million in the first quarter of 2002. EBITDA includes earnings from continuing operations before interest, taxes, depreciation and amortization and gain on repurchase of Series D Senior Notes and should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with generally accepted accounting principles. This decrease is primarily attributed to lower gross profit margins in the first quarter that were partially offset by lower operating costs.

      Reconciliation of income from continuing operations to EBITDA:

	For the Quarter Ended

	March 29,	March 30,
	2003	2002

	(In thousands)
Income from continuing operations	$986	$29,353
Interest expense, net	3,756	6,329
Provision for income taxes	658	19,576
Depreciation and amortization other intangibles	1,759	2,093
Gain on repurchase of Series D Senior Notes	—	(49,965)

EBITDA	$7,159	$7,386

      The Company’s principal sources of cash during the first quarter of 2003 came from operations and were offset by cash used to make capital expenditures and payments on long-term debt. Net working capital at March 29, 2003 totaled $84.6 million, compared to $83.1 million at December 28, 2002, an increase of $1.6 million. The increase in working capital is due to increased business activity during the quarter resulting in higher receivable and inventory balances partially offset by an increase in accounts payable.

      Capital expenditures during the first quarter of 2003 and 2002 amounted to $0.7 million and $0.3 million, respectively. Capital expenditures in 2003 were primarily for warehouse racking and leasehold improvements.

      At March 29, 2003, the Company’s Revolver, as amended, provides for borrowings in the aggregate principal amount of up to the lesser of $180.0 million or the Borrowing Base, as defined in the agreement, which is based on 85% of eligible accounts receivable plus 50% – 65% of eligible inventories.

      The Revolver term expires in March 2005, extendable by the Company and the banks for an additional five years. Borrowings under the Revolver bear interest, at (i) the Base Rate, as defined, plus the applicable margin (1.75% as of March 29, 2003) or (ii) the Eurodollar Rate, as defined, plus the applicable margin (3.25% as of March 29, 2003). These margins are subject to performance-based step-downs resulting in margins ranging from 0.75% to 2.0% for Base Rate loans and 2.0% to 3.5% for Eurodollar Rate loans, respectively.

      The Revolver, as amended, requires the Company to meet certain financial requirements, including minimum EBITDA, fixed charge coverage and tangible capital funds, all as defined, and minimum loan availability and certain covenants which, among other things, restrict the ability of the Company to incur additional indebtedness; enter into guarantees; make loans and investments; make capital expenditures; declare dividends; engage in mergers, consolidations and asset sales; enter into transactions with affiliates; create liens and encumbrances; enter into sale/leaseback transactions; modify material agreements; and change the business it conducts. As of May 13, 2003, the Company’s financial measures were in excess of the minimums required, as amended, and management expects that such amounts will remain above the minimums for the foreseeable future. The Company’s obligations under the Revolver are secured by all inventories and accounts receivable.

      On March 27, 2002, the Company repurchased $121.4 million in outstanding principal amount of the Series D Senior Notes (“Senior Notes”) at a purchase price of $535 per $1,000 in face amount of Senior Notes, plus accrued and unpaid interest of $4.5 million. The Company funded the repurchase of the Senior Notes through several debt restructuring transactions (“Restructuring Transactions”). The Restructuring Transactions consisted of (i) an amendment to the Company’s Revolver to provide additional availability, (ii) a sale and leaseback of three of the Company’s tire distribution warehouses generating cash proceeds of $13.9 million and (iii) an equity investment of $28.9 million from the issuance of 9,637,592 shares of Series D preferred stock to the Company’s existing stockholders. Concurrently with the repurchase of the Senior Notes, the Company, the Subsidiary Guarantors and the Trustee executed the Fourth Supplemental Indenture to the Indenture. The amendments to the Indenture were effected primarily to permit the Restructuring Transactions and make other required modifications.

      In first quarter 2002, the Company recorded a $30.0 million extraordinary gain, net of income tax provision of $20.0 million relating to the repurchase and extinguishment of the Senior Notes. Effective December 29, 2002, the Company adopted the provisions of SFAS No. 145 which eliminates the extraordinary item classification of debt extinguishments that was previously required under SFAS 4 (Note 3). Accordingly, the Company has reclassified the pre-tax gain of $50.0 million on repurchase of Senior Notes in 2002 from an extraordinary gain to a separate line item before income from continuing operations and the related income tax effect of $20.0 million has been reclassified to provision for income taxes.

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

Income Taxes

      The Company has deferred tax assets of $21.6 million and $22.2 million at March 29, 2003 and December 28, 2002, respectively. The decrease in net deferred tax assets is primarily attributable to net income generated from continuing operations through March 29, 2003. Management has evaluated the Company’s deferred tax assets and has concluded that the realizability of the deferred tax assets is “more likely than not,” except as it relates to certain state net operating loss carryforwards (“NOLs”) for which a valuation allowance of $1.0 million is recorded as of March 29, 2003, unchanged from December 28, 2002. This evaluation considered the historical and long-term expected profitability of the Company’s continuing operations. Given the timing of the reversal of its temporary differences and the expiration date of its NOLs, the Company believes that taxable income generated in current and future years will be sufficient to utilize the remaining net deferred tax assets. The Company’s ability to generate future taxable income is dependent on numerous factors including general economic conditions, the state of the replacement tire market and other factors beyond management’s control. Therefore, there can be no assurance that the Company will meet its expectation of future taxable income and adjustments to the valuation allowance may be required in the future.

New Accounting Pronouncements

      In April 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.” This statement contains a number of changes under existing GAAP, including the elimination of extraordinary item classification of debt extinguishments that were previously required under SFAS 4. The provisions of this statement related to the rescission of Statement 4 apply in fiscal years beginning after May 15, 2002. The Company adopted the provisions of SFAS No. 145 effective December 29, 2002, which required reclassification of the Company’s 2002 extraordinary gain (Note 9).

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted the provisions of SFAS No. 146 effective December 29, 2002.

The adoption of this statement had no material impact on the Company’s financial position or results of operations.

      In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57, and 107 and a recission of FASB Interpretation No. 34.” FIN 45 elaborates on the disclosures to be made regarding obligations under certain guarantees in interim and annual financial statements. It also clarifies the requirement of a guarantor to recognize a liability at the inception of the guarantee based on the fair value of the obligation. The provisions relating to the initial recognition and measurement of a liability are applicable on a prospective basis for guarantees issued or modified subsequent to December 31, 2002. The disclosure requirements of FIN 45 are effective for interim and annual financials statements for periods ending after December 15, 2002. The Company adopted the disclosure provisions of this statement effective December 15, 2002. The liability recognition provisions of this statement were adopted effective December 29, 2002 and had no material impact on the Company’s financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation.” The transition guidance and annual disclosure provisions are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. At this time, the Company has not voluntarily adopted the fair value method of accounting under SFAS No. 123.

      In 2002, the EITF reached a consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Considerations Received from a Vendor.” Issue No. 02-16 provides guidance on how cash considerations received by a customer or reseller should be classified in the customer’s statement of earnings. Issue No. 02-16 is effective for all transactions with vendors after December 31, 2002. The adoption of Issue No. 02-16 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

Item 3.     Quantitative and Qualitative Disclosure about Market Risk.

      For the period ended March 29, 2003, the Company did not experience any material changes from the quantitative and qualitative disclosures about market risk presented in the Company’s Report on Form 10-K for the fiscal year ended December 28, 2002.

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

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings.

      There have been no material developments in legal proceedings involving the Company since those reported in the Company’s Report on Form 10-K for the fiscal year ended December 28, 2002.

Item 6.     Exhibits and Reports on Form 8-K.

      (a) Exhibits

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

No report on form 8-K was filed during the quarter ended March 29, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2003

AMERICAN TIRE DISTRIBUTORS, INC.

By:	/s/ WILLIAM E. BERRY

William E. Berry
President and
Chief Operating Officer
(On behalf of the Registrant and
as Principal Financial Officer)

CERTIFICATIONS

I, Richard P. Johnson, Chairman and Chief Executive Officer of American Tire Distributors, Inc., certify that:

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

Date: May 13, 2003

/s/ RICHARD P. JOHNSON

Richard P. Johnson
Chairman and Chief Executive Officer

CERTIFICATIONS

I, William E. Berry, President and Chief Operating Officer of American Tire Distributors, Inc., certify that:

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

Date: May 13, 2003

/s/ WILLIAM E. BERRY

William E. Berry
President and Chief Operating Officer