Form 10-Q
period 2003-06-28
AMERICAN TIRE DISTRIBUTORS INC
filed 2003-08-12
CIK 1068152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2003
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

      Number of common shares outstanding at August 12, 2003: 5,086,917

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

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements.

American Tire Distributors, Inc.

Condensed Consolidated Balance Sheets — June 28, 2003 and December 28, 2002

(in thousands, except share amounts)

	June 28, 2003	December 28, 2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,807	$2,693
Accounts receivable, net of allowances of $1,169 and $1,231	112,773	94,674
Inventories	160,480	156,722
Deferred income taxes	623	3,785
Other current assets	10,812	11,899

Total current assets	287,495	269,773

Property and equipment, net	18,758	20,634
Goodwill, net	93,940	93,940
Other intangible assets, net	2,622	3,572
Deferred income taxes	18,441	18,440
Other assets	4,773	4,911

Total assets	$426,029	$411,270

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$176,984	$165,409
Accrued expenses	17,671	18,549
Current maturities of long-term debt	2,266	2,742

Total current liabilities	196,921	186,700

Revolving credit facility and other long-term debt	149,562	149,793
Series D Senior Notes	28,600	28,600
Capital lease obligations	14,415	14,709
Other liabilities	4,134	3,944
Commitments and contingencies (Note 12)
Redeemable preferred stock (Note 10)	10,535	11,035
Stockholders’ equity:
Preferred stock (Note 11)	48,490	46,035
Common stock, par value $.01 per share; 50,000,000 shares authorized; 5,086,917 shares issued and outstanding	51	51
Additional paid-in capital	22,388	22,388
Warrants	1,782	1,782
Notes receivable from sale of stock	(17)	(17)
Accumulated deficit	(50,832)	(53,750)

Total stockholders’ equity	21,862	16,489

Total liabilities and stockholders’ equity	$426,029	$411,270

The accompanying notes are an integral part of these financial statements.

American Tire Distributors, Inc.

Consolidated Statements of Operations

(Unaudited)
(in thousands)

	Quarters Ended		Six Months Ended

	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Net sales	$285,653	$277,582	$543,329	$529,146
Cost of goods sold	232,292	228,102	444,271	432,006

Gross profit	53,361	49,480	99,058	97,140
Selling, general and administrative expenses	42,144	41,494	82,669	84,021

Operating income	11,217	7,986	16,389	13,119

Other income (expense):
Interest expense	(3,930)	(4,279)	(7,686)	(10,608)
Gain (loss) on repurchase of Series D Senior Notes	—	(206)	—	49,759
Other income (expense), net	24	(3)	252	157

Income from continuing operations before income taxes	7,311	3,498	8,955	52,427
Provision for income taxes	2,924	1,396	3,582	20,972

Income from continuing operations	4,387	2,102	5,373	31,455
Loss on disposal of discontinued operations, net of income tax benefit of $0, $130, $0 and $219	—	(194)	—	(328)

Net income	$4,387	$1,908	$5,373	$31,127

The accompanying notes are an integral part of these financial statements.

American Tire Distributors, Inc.

Consolidated Statements of Cash Flows

(Unaudited)
(in thousands)

	Six Months Ended

	June 28, 2003	June 29, 2002

Cash flows from operating activities:
Net income	$5,373	$31,127
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on disposal of discontinued operations	—	328
Gain on repurchase of Series D Senior Notes	—	(49,759)
Depreciation and amortization of other intangibles	3,430	4,150
Amortization of other assets	604	679
Deferred income taxes	3,161	17,433
Other, net	399	240
Change in operating assets and liabilities:
Accounts receivable, net	(18,099)	(18,760)
Inventories	(3,758)	(4,032)
Other current assets	1,087	2,693
Accounts payable and accrued expenses	10,697	7,195
Other, net	(843)	(3,418)

Net cash provided by (used in) continuing operating activities	2,051	(12,124)

Cash flows from investing activities:
Purchase of property and equipment	(1,117)	(627)
Proceeds from sale of property and equipment	530	1,958
Other, net	(50)	(92)

Net cash provided by (used in) investing activities	(637)	1,239

Cash flows from financing activities:
Net proceeds from revolving credit facility and other long-term debt	570	36,899
Repurchase of Series D Senior Notes	—	(64,959)
Net proceeds from sale-leaseback transaction	—	13,285
Proceeds received from issuance of preferred stock	—	28,913
Principal payments on other long-term debt	(1,370)	(2,909)
Cash paid for Series A preferred stock redemption	(500)	—
Other, net	—	(40)

Net cash provided by (used in) financing activities	(1,300)	11,189

Net increase in cash and cash equivalents	114	304
Cash and cash equivalents, beginning of period	2,693	4,131

Cash and cash equivalents, end of period	$2,807	$4,435

Supplemental disclosures of cash flow information —
Cash payments for interest	$6,990	$10,930

Cash payments for income taxes, net	$625	$1,319

The accompanying notes are an integral part of these financial statements.

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements
(Unaudited)

1.     Nature of Business:

      American Tire Distributors, Inc. (together with its subsidiaries, the “Company”) (formerly Heafner Tire Group, Inc.), is a Delaware corporation primarily engaged in the wholesale distribution of tires and tire accessories. On May 30, 2002, the Company changed its name from Heafner Tire Group, Inc. to American Tire Distributors, Inc.

2.     Basis of Presentation:

      The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with generally accepted accounting principles. In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s consolidated financial statements reported on Form 10-K for the fiscal year ended December 28, 2002. The results of the operations for the quarter and six months ended June 28, 2003 are subject to year-end audit adjustments, and are not necessarily indicative of the operating results for the full fiscal year. Certain prior period amounts have been reclassified to conform to the current period presentation.

3.     New Accounting Pronouncements:

      In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.” This statement contains a number of changes under existing GAAP, including the elimination of extraordinary item classification of most debt extinguishments that was previously required under SFAS 4. The provisions of this statement related to the rescission of Statement 4 apply in fiscal years beginning after May 15, 2002. The Company adopted the provisions of SFAS No. 145 in the first quarter of fiscal year 2003, which required reclassification of the Company’s 2002 extraordinary gain (Note 9).

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost (other than employee termination benefits), as defined, was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted the provisions of SFAS No. 146 in the first quarter of fiscal year 2003. The adoption of this statement had no material impact on the Company’s financial position or results of operations.

      In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57, and 107 and a recission of FASB Interpretation No. 34.” FIN 45 elaborates on the disclosures to be made regarding obligations under certain guarantees in interim and annual financial statements. It also clarifies the requirement of a guarantor to recognize a liability at the inception of the guarantee based on the fair value of the obligation. The provisions relating to the initial recognition and measurement of a liability are applicable on a prospective basis for guarantees issued or

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

modified subsequent to December 31, 2002. The disclosure requirements of FIN 45 are effective for interim and annual financials statements for periods ending after December 15, 2002. The Company adopted the disclosure provisions of this statement effective December 15, 2002. The liability recognition provisions of this statement were adopted in the first quarter of fiscal year 2003 and had no material impact on the Company’s financial position or results of operations.

      In November 2002, the EITF reached a consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Considerations Received from a Vendor.” Issue No. 02-16 provides guidance on how cash consideration received by a customer or reseller should be classified in the customer’s statement of earnings. Issue No. 02-16 is effective for all transactions with vendors after December 31, 2002. The adoption of Issue No. 02-16 did not have a material impact on the Company’s consolidated financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation.” The transition guidance and annual disclosure provisions are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. At this time, the Company has not voluntarily adopted the fair value method of accounting under SFAS No. 123, but is required to provide certain pro forma disclosures, which are presented below.

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

      The following information is presented as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123 (in thousands):

	For the Quarters		For the Six Months
	Ended		Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Net income, as reported	$4,387	$1,908	$5,373	$31,127
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(160)	(199)	(184)	(398)

Pro forma net income	$4,227	$1,709	$5,189	$30,729

      The weighted average fair value of options granted during the first quarter 2003 and second quarter 2002 estimated on the date of grant using the Black-Scholes option pricing model was $1.00 and $0.55, respectively. The fair value of options granted in the first quarter 2003 and second quarter 2002 were determined using the following assumptions: a risk-free interest rate of 4.05% and 4.93%, respectively, no dividend yield, expected life of 10 years which equals the terms of the options, and no expected volatility. There were no options granted in the second quarter 2003 and the first quarter 2002.

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company is required to adopt the provision of SFAS No. 149 in the third quarter of fiscal 2003 and does not expect the adoption to have a material impact on the results of operations or financial position in the foreseeable future.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how financial instruments with characteristics of both liabilities and equity should be measured and classified and requires that an issuer classify a financial instrument that is within its scope as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on the results of operations or financial position in the foreseeable future.

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

5.     Shipping and Handling Costs:

      Outbound shipping and handling costs are classified as selling, general and administrative expenses in the accompanying consolidated statements of operations. Such expenses totaled $16.9 million and $16.2 million for the quarters ended June 28, 2003 and June 29, 2002, respectively, and $33.4 million and $31.9 million for the six months ended June 28, 2003 and June 29, 2002, respectively.

6.     Deferred Income Taxes:

      The Company has deferred tax assets of $19.1 million and $22.2 million at June 28, 2003 and December 28, 2002, respectively. The decrease in net deferred tax assets is primarily attributable to current period income and the corresponding net operating loss carryforward (“NOLs”) utilization. Management has evaluated the Company’s deferred tax assets and has concluded that the realizability of the deferred tax assets is “more likely than not,” except as it relates to certain state NOLs, for which a valuation allowance of $1.0 million is recorded as of June 28, 2003, unchanged from December 28, 2002. This evaluation considered the historical and long-term expected profitability of the Company. Given the timing of the reversal of its temporary differences and the expiration date of its NOLs, the Company believes that taxable income generated in current and future years will be sufficient to utilize the remaining net deferred tax assets. The Company’s ability to generate future taxable income is dependent on numerous factors including general economic conditions, the state of the replacement tire market and other factors beyond management’s control. Therefore, there can be no assurance that the Company will meet its expectation of future taxable income and adjustments to the valuation allowance may be required in the future.

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

7.     Financing Arrangements:

     Revolving Credit Facility

      At June 28, 2003, the Company’s revolving credit facility (“Revolver”), as amended, provides for borrowings in the aggregate principal amount of up to the lesser of $180.0 million less defined reserves or the Borrowing Base, as defined in the agreement, which is based on 85% of eligible accounts receivable plus 50%-65% of eligible inventories less defined reserves.

      The Revolver term expires in March 2005, extendable by the Company and the banks for an additional five years. Borrowings under the Revolver bear interest, at (i) the Base Rate, as defined, plus the applicable margin (1.50% as of June 28, 2003) or (ii) the Eurodollar Rate, as defined, plus the applicable margin (3.00% as of June 28, 2003). These margins are subject to performance-based step-downs resulting in margins ranging from 0.75% to 2.0% for Base Rate loans and 2.0% to 3.5% for Eurodollar Rate loans, respectively.

      The Revolver, as amended, requires the Company to meet certain covenants, including minimum EBITDA, fixed charge coverage and tangible capital funds, all as defined, and minimum loan availability and certain covenants which, among other things, restrict the ability of the Company to incur additional indebtedness; enter into guarantees; make loans and investments; make capital expenditures; declare dividends; engage in mergers, consolidations and asset sales; enter into transactions with affiliates; create liens and encumbrances; enter into sale/leaseback transactions; modify material agreements; and change the business it conducts. As of August 12, 2003, the Company was in compliance with these covenants, as amended. The Company’s obligations under the Revolver are secured by all inventories and accounts receivable.

     Capital Lease Obligations

      On March 27, 2002, the Company completed an agreement for the sale and leaseback of three of its owned facilities generating cash proceeds of $13.9 million. In connection therewith, the Company recorded a $14.0 million capital lease obligation during the first quarter of 2002. All cash paid to the lessor is recorded as interest expense and the capital lease obligation will be reduced when the Company no longer has continuing involvement with the properties. The initial term of the lease is for 20 years, followed by two 10-year renewal options. The annual rent paid under the terms of the lease is $1.6 million (paid quarterly) and is adjusted for CPI changes every two years. In addition, the purchaser received warrants to purchase 153,597 shares of the Company’s common stock. The warrants have a term of 10 years with a stated exercise price of $3.00 per warrant. The Company recorded these warrants at fair value and has presented them as a component of stockholders’ equity.

     Debt Maturities

      Aggregate annual maturities of long-term debt, reflecting the debt restructuring discussed in Note 9, (excluding capital lease obligations) at June 28, 2003, are as follows (in thousands):

Year Ending
December:

2003 (remainder)	$1,466
2004	1,752
2005	12,621
2006	169
2007	53
Thereafter	164,367

$180,428

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

     Derivative Instruments

      During second quarter 2003, the Company entered into an interest rate swap agreement (“Swap”) to manage exposure to fluctuations in interest rates. The Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At June 28, 2003, the Swap in place covers a notional amount of $50.0 million of indebtedness at a fixed interest rate of 2.14% and expires in June 2006. This Swap has not been designated for hedge accounting treatment. Accordingly, the Company recognizes the fair value of the Swap in the accompanying condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to interest expense in the accompanying consolidated statements of operations. The fair value of the Swap is the estimated amount that the Company would pay or receive to terminate the agreement at the reporting date. As of June 28, 2003, the fair value of the Swap was a liability of $0.3 million, and is included in other liabilities in the accompanying unaudited condensed consolidated balance sheet at June 28, 2003. As a result of the change in fair value, $0.3 million was recorded as additional interest expense for the quarter ended June 28, 2003.

8.     Discontinued Operations:

      Effective May 15, 2001, the Company completed a transaction pursuant to a Stock Purchase Agreement to sell all the capital stock in Winston Tire Company (“Winston”), the Company’s retail segment, to Performance Management, Inc. for a purchase price of approximately $10.0 million. As of June 28, 2003, $2.8 million of the purchase price remains outstanding and a reserve is maintained for the full amount. This segment has been reflected as a discontinued operation in the accompanying consolidated financial statements.

      The Company remains liable as a guarantor on certain of Winston’s leases. As of June 28, 2003, total obligations of the Company, as guarantor on these leases, is approximately $14.4 million extending over 16 years. However, the Company has secured assignments or sublease agreements for the vast majority of these commitments with contractually assigned or subleased rental of approximately $12.2 million. A provision has been made for the estimated shortfall.

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

      In connection with the Restructuring Transactions, the Company issued warrants to several vendors, which permit the holders to acquire up to 307,193 shares of the Company’s common stock at $.01 per share. The warrants expire on March 27, 2005. The Company recorded these warrants at fair value and has presented them as a component of stockholders’ equity.

      In the first quarter of fiscal year 2003, the Company adopted the provisions of SFAS No. 145, which eliminates the extraordinary item classification of most debt extinguishments that was previously required

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

under SFAS 4 (Note 3). Accordingly, the Company has reclassified the pre-tax loss of $0.2 million on the repurchase of the Senior Notes in second quarter 2002 and the pre-tax gain of $49.8 million for the six-month period ended June 29, 2002 from an extraordinary gain to a separate line item before income from continuing operations. The related income tax benefit of $0.1 million for second quarter 2002 and income tax provision of $19.9 million for the six-month period ended June 29, 2002 has been reclassified to provision for income taxes.

10.     Redeemable Preferred Stock:

      The following represents the Company’s issued and outstanding redeemable preferred stock, reflecting the amendment and modifications discussed in Note 11 below (in thousands, except share amounts):

	June 28, 2003	December 28, 2002

	(Unaudited)
Redeemable preferred stock Series A — 4% cumulative; 7,000 shares authorized; 6,500 and 7,000 shares issued and outstanding	$6,500	$7,000
Redeemable preferred stock Series B — variable rate cumulative; 4,500 shares authorized, issued and outstanding	4,035	4,035

Total redeemable preferred stock	$10,535	$11,035

      The stated value of Series A preferred stock is $1,000 per share. Holders of Series A preferred stock are entitled to receive, when and if declared by the Board of Directors, cumulative cash dividends at an annual rate of 4%, subject to adjustment based on the volume of purchases from the supplier. Additional dividends will accrue, when and if declared by the Board of Directors, and are payable on the last business day of January. For the six-month period ending June 28, 2003, the Company declared and paid a dividend based on a 4% rate. This amount is included in interest expense in the accompanying consolidated statements of operations. The Series A preferred stock can be redeemed by the Company, beginning on the last business day of December 2002 and on the last business day of each June and December thereafter, through June 2007. In June 2003, the Company redeemed 500 shares of the Series A preferred stock for $0.5 million.

      The stated value of Series B preferred stock is initially $1,000 per share, to be adjusted based on tire purchase credits as determined by the number of units purchased under a purchase agreement with a supplier entered into in May 1997. Dividends on Series B preferred stock are payable, when and if declared by the Board of Directors, at the prime rate if the Company does not meet certain tire purchase requirements. The remaining value of Series B preferred stock shall be redeemed by the Company on the last business day of June 2007 at a price equal to the adjusted stated value plus all accrued and unpaid dividends. To date, the Company has met the purchase requirements, thus no dividends have been declared and paid.

11.     Stockholders’ Equity:

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

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

     Preferred Stock

      The following represents the Company’s issued and outstanding preferred stock (in thousands, except share amounts):

	June 28, 2003	December 28, 2002

	(Unaudited)
Preferred stock Series C — 12% cumulative; 1,333,334 shares authorized, issued and outstanding	$15,240	$14,520
Preferred stock Series D — 12% cumulative; 9,637,592 shares authorized, issued and outstanding	33,250	31,515

Total preferred stock	$48,490	$46,035

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

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

13.     Subsidiary Guarantor Financial Information:

      The Company’s Senior Notes are guaranteed on a full, unconditional and joint and several basis by all of the Company’s direct subsidiaries, each of which is wholly-owned. The condensed consolidating financial information for the Company is as follows (in thousands):

Condensed consolidating balance sheets as of June 28, 2003 and December 28, 2002, are as follows:

	As of June 28, 2003

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,757	$50	$—	$2,807
Accounts receivable, net	82,213	30,560	—	112,773
Inventories	111,535	48,945	—	160,480
Other current assets	10,875	560	—	11,435
Intercompany receivables	54,975	—	(54,975)	—

Total current assets	262,355	80,115	(54,975)	287,495

Property and equipment, net	14,287	4,471	—	18,758
Goodwill and other intangible assets, net	51,674	44,888	—	96,562
Investment in subsidiaries	71,819	—	(71,819)	—
Other assets	22,700	514	—	23,214

Total assets	$422,835	$129,988	$(126,794)	$426,029

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$176,847	$137	$—	$176,984
Accrued expenses	15,559	2,112	—	17,671
Current maturities of long-term debt	2,250	16	—	2,266
Intercompany payables	—	54,975	(54,975)	—

Total current liabilities	194,656	57,240	(54,975)	196,921

Revolving credit facility and other long-term debt	149,562	—	—	149,562
Series D Senior Notes	28,600	—	—	28,600
Capital lease obligations	14,415	—	—	14,415
Other liabilities	3,205	929	—	4,134
Redeemable preferred stock	10,535	—	—	10,535
Stockholders’ equity:
Intercompany investment	—	76,633	(76,633)	—
Preferred stock	48,490	—	—	48,490
Common stock, par value $.01 per share; 50,000,000 shares authorized; 5,086,917 shares issued and outstanding	51	—	—	51
Additional paid-in capital	22,388	—	—	22,388
Warrants	1,782	—	—	1,782
Notes receivable from sale of stock	(17)	—	—	(17)
Accumulated deficit	(50,832)	(4,814)	4,814	(50,832)

Total stockholders’ equity	21,862	71,819	(71,819)	21,862

Total liabilities and stockholders’ equity	$422,835	$129,988	$(126,794)	$426,029

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

	As of December 28, 2002

	Parent	Subsidiary
	Company	Guarantors	Elimination	Consolidated

	(Unaudited)	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,538	$155	$—	$2,693
Accounts receivable, net	67,514	27,160	—	94,674
Inventories	109,143	47,579	—	156,722
Other current assets	14,727	957	—	15,684
Intercompany receivables	54,577	—	(54,577)	—

Total current assets	248,499	75,851	(54,577)	269,773

Property and equipment, net	15,742	4,892	—	20,634
Goodwill and other intangible assets, net	51,856	45,656	—	97,512
Investment in subsidiaries	69,142	—	(69,142)	—
Other assets	22,812	539	—	23,351

Total assets	$408,051	$126,938	$(123,719)	$411,270

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$165,206	$203	$—	$165,409
Accrued expenses	16,550	1,999	—	18,549
Current maturities of long-term debt	2,742	—	—	2,742
Intercompany payables	—	54,577	(54,577)	—

Total current liabilities	184,498	56,779	(54,577)	186,700

Revolving credit facility and other long-term debt	149,793	—	—	149,793
Series D Senior Notes	28,600	—	—	28,600
Capital lease obligations	14,709	—	—	14,709
Other liabilities	2,927	1,017	—	3,944
Redeemable preferred stock	11,035	—	—	11,035
Stockholders’ equity:
Intercompany investment	—	76,633	(76,633)	—
Preferred stock	46,035	—	—	46,035
Common stock, par value $.01 per share; 50,000,000 shares authorized; 5,086,917 shares issued and outstanding	51	—	—	51
Additional paid-in capital	22,388	—	—	22,388
Warrants	1,782	—	—	1,782
Notes receivable from sale of stock	(17)	—	—	(17)
Accumulated deficit	(53,750)	(7,491)	7,491	(53,750)

Total stockholders’ equity	16,489	69,142	(69,142)	16,489

Total liabilities and stockholders’ equity	$408,051	$126,938	$(123,719)	$411,270

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

Consolidating statements of operations for the quarters ended June 28, 2003 and June 29, 2002 are as follows:

	For the Quarter Ended
	June 28, 2003

	Parent	Subsidiary
	Company	Guarantors	Elimination	Consolidated

	(Unaudited)
Net sales	$203,446	$82,207	$—	$285,653
Cost of goods sold	164,464	67,828	—	232,292

Gross profit	38,982	14,379	—	53,361
Selling, general and administrative expenses	31,218	10,926	—	42,144

Operating income	7,764	3,453	—	11,217
Other income (expense):
Interest expense	(3,930)	—	—	(3,930)
Other income (expense), net	(28)	52	—	24
Equity in net income of subsidiaries	2,103	—	(2,103)	—

Income from continuing operations before income taxes	5,909	3,505	(2,103)	7,311
Provision for income taxes	1,522	1,402	—	2,924

Net income	$4,387	$2,103	$(2,103)	$4,387

	For the Quarter Ended
	June 29, 2002

	Parent	Subsidiary
	Company	Guarantors	Elimination	Consolidated

	(Unaudited)
Net sales	$198,110	$79,472	$—	$277,582
Cost of goods sold	161,721	66,381	—	228,102

Gross profit	36,389	13,091	—	49,480
Selling, general and administrative expenses	29,908	11,586	—	41,494

Operating income	6,481	1,505	—	7,986
Other income (expense):
Interest expense	(4,252)	(27)	—	(4,279)
Loss on repurchase of Series D Senior Notes	(206)	—	—	(206)
Other income (expense), net	(96)	93	—	(3)
Equity in net income of subsidiaries	970	—	(970)	—

Income from continuing operations before income taxes	2,897	1,571	(970)	3,498
Provision for income taxes	795	601	—	1,396

Income from continuing operations	2,102	970	(970)	2,102
Loss on disposal of discontinued operations	(194)	—	—	(194)

Net income	$1,908	$970	$(970)	$1,908

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

Consolidating statements of operations for the six months ended June 28, 2003 and June 29, 2002 are as follows:

	For the Six Months Ended
	June 28, 2003

	Parent	Subsidiary
	Company	Guarantors	Elimination	Consolidated

	(Unaudited)
Net sales	$390,479	$152,850	$—	$543,329
Cost of goods sold	317,301	126,970	—	444,271

Gross profit	73,178	25,880	—	99,058
Selling, general and administrative expenses	61,119	21,550	—	82,669

Operating income	12,059	4,330	—	16,389
Other income (expense):
Interest expense	(7,686)	—	—	(7,686)
Other income, net	120	132	—	252
Equity in net income of subsidiaries	2,677	—	(2,677)	—

Income from continuing operations before income taxes	7,170	4,462	(2,677)	8,955
Provision for income taxes	1,797	1,785	—	3,582

Net income	$5,373	$2,677	$(2,677)	$5,373

	For the Six Months Ended
	June 29, 2002

	Parent	Subsidiary
	Company	Guarantors	Elimination	Consolidated

	(Unaudited)
Net sales	$379,588	$149,558	$—	$529,146
Cost of goods sold	307,872	124,134	—	432,006

Gross profit	71,716	25,424	—	97,140
Selling, general and administrative expenses	59,105	24,916	—	84,021

Operating income	12,611	508	—	13,119
Other income (expense):
Interest expense	(10,546)	(62)	—	(10,608)
Gain on repurchase of Series D Senior Notes	49,759	—	—	49,759
Other income, net	38	119	—	157
Equity in net income of subsidiaries	404	—	(404)	—

Income from continuing operations before income taxes	52,266	565	(404)	52,427
Provision for income taxes	20,811	161	—	20,972

Income from continuing operations	31,455	404	(404)	31,455
Loss on disposal of discontinued operations	(328)	—	—	(328)

Net income	$31,127	$404	$(404)	$31,127

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

Consolidating statements of cash flows for the six months ended June 28, 2003 and June 29, 2002 are as follows:

	For the Six Months Ended
	June 28, 2003

	Parent	Subsidiary
	Company	Guarantors	Elimination	Consolidated

	(Unaudited)
Cash flows from operating activities:
Net income	$5,373	$2,677	$(2,677)	$5,373
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of other intangibles and other assets	2,398	1,636	—	4,034
Other, net	3,536	24	—	3,560
Equity in net income of subsidiary	(2,677)	—	2,677	—
Change in operating assets and liabilities:
Accounts receivable, net	(14,699)	(3,400)	—	(18,099)
Inventories	(2,392)	(1,366)	—	(3,758)
Other current assets	690	397	—	1,087
Accounts payable and accrued expenses	10,650	47	—	10,697
Other, net	(778)	(65)	—	(843)

Net cash provided by (used in) continuing operations	2,101	(50)	—	2,051

Cash flows from investing activities:
Purchase of property and equipment	(593)	(524)	—	(1,117)
Proceeds from sale of property and equipment	478	52	—	530
Other, net	(50)	—	—	(50)
Intercompany	(423)	423	—	—

Net cash used in investing activities	(588)	(49)	—	(637)

Cash flows from financing activities:
Net proceeds from revolving credit facility and other long-term debt	570	—	—	570
Principal payments on other long-term debt	(1,364)	(6)	—	(1,370)
Cash paid for Series A preferred stock redemption	(500)	—	—	(500)

Net cash used in financing activities	(1,294)	(6)	—	(1,300)

Net increase (decrease) in cash and cash equivalents	219	(105)	—	114
Cash and cash equivalents, beginning of period	2,538	155	—	2,693

Cash and cash equivalents, end of period	$2,757	$50	$—	$2,807

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

	For the Six Months Ended
	June 29, 2002

	Parent	Subsidiary
	Company	Guarantors	Elimination	Consolidated

	(Unaudited)
Cash flows from operating activities:
Net income	$31,127	$404	$(404)	$31,127
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on disposal of discontinued operations	328	—	—	328
Gain on repurchase of Series D Senior Notes	(49,759)	—	—	(49,759)
Depreciation and amortization of other intangibles and other assets	2,594	2,235	—	4,829
Other, net	13,895	3,778	—	17,673
Equity in net income of subsidiaries	(404)	—	404	—
Change in operating assets and liabilities:
Accounts receivable, net	(13,791)	(4,969)	—	(18,760)
Inventories	(2,843)	(1,189)	—	(4,032)
Other current assets	2,430	263	—	2,693
Accounts payable and accrued expenses	7,437	(242)	—	7,195
Other, net	(3,183)	(235)	—	(3,418)

Net cash provided by (used in) continuing operations	(12,169)	45	—	(12,124)

Cash flows from investing activities:
Purchase of property and equipment	(456)	(171)	—	(627)
Proceeds from sale of property and equipment	1,383	575	—	1,958
Other, net	(92)	—	—	(92)
Intercompany	(103)	103	—	—

Net cash provided by investing activities	732	507	—	1,239

Cash flows from financing activities:
Net proceeds from revolving credit facility and other long-term debt	36,899	—	—	36,899
Repurchase of Series D Senior Notes	(64,959)	—	—	(64,959)
Net proceeds from sale-leaseback transaction	13,285	—	—	13,285
Proceeds received from issuance of preferred stock	28,913	—	—	28,913
Principal payments on other long-term debt	(2,275)	(634)	—	(2,909)
Other	(40)	—	—	(40)

Net cash provided by (used in) financing activities	11,823	(634)	—	11,189

Net increase (decrease) in cash and cash equivalents	386	(82)	—	304
Cash and cash equivalents, beginning of period	3,423	708	—	4,131

Cash and cash equivalents, end of period	$3,809	$626	$—	$4,435

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion and analysis of the results of operations, financial condition and liquidity of the Company should be read in conjunction with the financial statements and related notes included in this report.

Results of Operations

Quarter Ended June 28, 2003 Compared to Quarter Ended June 29, 2002

      Consolidated net sales in the second quarter 2003 increased by $8.1 million, or 2.9% to $285.7 million from $277.6 million in the second quarter 2002. While sales in the second quarter 2003 have increased, they were still impacted by continued weakness in the replacement tire market. However, the increase in sales experienced by the Company was still more than that of the industry as a whole. Units of replacement passenger and light truck tires shipped for the industry were down approximately 0.6% for the second quarter 2003 versus second quarter 2002.

      Gross profit increased by $3.9 million, or 7.8% to $53.4 million in the second quarter 2003 from $49.5 million in the second quarter 2002. Gross profit as a percentage of sales increased 0.9% to 18.7% in the second quarter 2003 compared to 17.8% in the second quarter 2002. Margin increases were primarily attributable to a reduction in promotional activity in 2003 versus the same period in 2002.

      Selling, general and administrative expenses increased by $0.7 million in the second quarter 2003 representing 14.8% as a percentage of sales compared to 14.9% in the second quarter 2002. The increase in these expenses is primarily due to increased costs associated with the Company’s group health plan in 2003 versus the same period in 2002.

      Interest expense decreased $0.3 million in the second quarter of 2003 to $3.9 million from $4.3 million in the second quarter of 2002. The decrease is primarily attributable to the decline in interest rates, partially offset by a $0.3 million adjustment relating to the change in fair value of the interest rate swap agreement entered into in the second quarter of 2003.

      Pre-tax income for the second quarter 2003 was $7.3 million resulting in an income tax provision of $2.9 million compared to pre-tax income of $3.5 million in second quarter 2002 resulting in a tax provision of $1.4 million. The effective tax rate in each quarter was approximately 40%.

Six Months Ended June 28, 2003 Compared to Six Months Ended June 29, 2002

      Consolidated net sales increased by $14.2 million, or 2.7%, from the six-month period in 2002. The sales increase is primarily attributable to an increase in passenger, light truck tire, and custom wheel sales that is partially offset by a decrease in large truck tire sales. The Company’s capital equipment business was relatively flat for the period. The increase in sales experienced by the Company was more than that of the industry as a whole. Units of replacement passenger and light truck tires shipped for the industry were down approximately 3.4% for the six-month period in 2003 versus the six-month period in 2002.

      Gross profit for the six-month period in 2003 increased by $1.9 million, or 2.0%, from the six-month period in 2002. Gross profit as a percentage of sales decreased to 18.2% for the six-month period in 2003 compared to 18.4% in the six-month period 2002. The decline in gross profit as a percentage of sales is a result of an aggressive first quarter 2003 marketing program.

      Selling, general and administrative expenses decreased by $1.4 million in the six-month period ending June 28, 2003 representing 15.2% as a percentage of sales compared to 15.9% in the six-month period ending June 29, 2002. This decrease was primarily a result of a workforce reduction, partially offset by increased costs associated with the Company’s group health plan as discussed above.

      Interest expense decreased in the six-month period ending June 28, 2003 by $2.9 million to $7.7 million due to lower outstanding principal on the Company’s Series D Senior Notes as well as a decline in interest rates.

      Pre-tax income for the six-month period ending June 28, 2003 was $9.0 million resulting in an income tax provision of $3.6 million compared to pre-tax income of $52.4 million for the six-month period ending June 29, 2002 resulting in a tax provision of $21.0 million. The six-month period ending June 29, 2002 included the $49.8 million gain on repurchase of Series D Senior Notes and the related tax provision of $19.9 million. The effective tax rate for each of the six-month periods was approximately 40%.

Liquidity and Capital Resources

      At June 28, 2003, the combined net indebtedness (net of cash) of the Company was $177.6 million compared to $178.4 million at December 28, 2002. Total commitments by the lenders under the Company’s revolving credit facility (“Revolver”) were $180.0 million at June 28, 2003. As of June 28, 2003, the Company had $25.8 million available for additional borrowings. The amount available to borrow is limited by the Borrowing Base computation, as defined in the agreement.

      The Company evaluates performance based on several factors, of which the primary financial measure is earnings from continuing operations before interest, taxes, depreciation and amortization and gain on repurchase of Series D Senior Notes (“EBITDA”). EBITDA should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with generally accepted accounting principles. The following table is a reconciliation of income from continuing operations to EBITDA:

	For the Quarters Ended		For the Six Months Ended

	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

	in thousands		in thousands
Income from continuing operations	$4,387	$2,102	$5,373	$31,455
Interest expense	3,930	4,279	7,686	10,608
Provision for income taxes	2,924	1,396	3,582	20,972
Depreciation and amortization of other intangibles	1,671	2,058	3,430	4,150
(Gain) loss on repurchase of Series D Senior Notes	—	206	—	(49,759)

EBITDA	$12,912	$10,041	$20,071	$17,426

      EBITDA from continuing operations increased to $12.9 million for the second quarter 2003 from $10.0 million for second quarter 2002. This increase is primarily attributed to higher sales and gross profit margins in the second quarter 2003 that were partially offset by slightly higher operating costs.

      EBITDA from continuing operations increased to $20.1 million for the six-month period 2003 from $17.4 million for the six-month period 2002. The increase is primarily attributable to increased sales and reduced operating costs in 2003 that were partially offset by a decrease in gross profit percentage as discussed above.

      The Company’s principal sources of cash during the six-month period ending June 28, 2003 came from operations and from net proceeds from the Revolver and other long-term debt. Cash was used during the six-month period 2003 to make capital expenditures and payments on long-term debt. Net working capital at June 28, 2003 totaled $90.6 million compared to $83.1 million at December 28, 2002, an increase of $7.5 million. The increase in working capital is primarily attributable to increased business activity during the period resulting in higher accounts receivable and inventory balances partially offset by an increase in accounts payable.

      Capital expenditures for the six- month period ending June 28, 2003 and June 29, 2002 amounted to $1.1 million and $0.6 million, respectively. Capital expenditures in 2003 were primarily for warehouse racking and leasehold improvements.

      At June 28, 2003, the Company’s Revolver, as amended, provides for borrowings in the aggregate principal amount of up to the lesser of $180.0 million less defined reserves or the Borrowing Base, as defined in the agreement, which is based on 85% of eligible accounts receivable plus 50% — 65% of eligible inventories less defined reserves.

      The Revolver term expires in March 2005, extendable by the Company and the banks for an additional five years. Borrowings under the Revolver bear interest, at (i) the Base Rate, as defined, plus the applicable margin (1.50% as of June 28, 2003) or (ii) the Eurodollar Rate, as defined, plus the applicable margin (3.00% as of June 28, 2003). These margins are subject to performance-based step-downs resulting in margins ranging from 0.75% to 2.0% for Base Rate loans and 2.0% to 3.5% for Eurodollar Rate loans, respectively.

      The Revolver, as amended, requires the Company to meet certain covenants, including minimum EBITDA, fixed charge coverage and tangible capital funds, all as defined, and minimum loan availability and certain covenants which, among other things, restrict the ability of the Company to incur additional indebtedness; enter into guarantees; make loans and investments; make capital expenditures; declare dividends; engage in mergers, consolidations and asset sales; enter into transactions with affiliates; create liens and encumbrances; enter into sale/leaseback transactions; modify material agreements; and change the business it conducts. As of August 12, 2003, the Company was in compliance with these covenants, as amended. The Company’s obligations under the Revolver are secured by all inventories and accounts receivable.

      During second quarter 2003, the Company entered into an interest rate swap agreement (“Swap”) to manage exposure to fluctuations in interest rates. The Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At June 28, 2003, the Swap in place covers a notional amount of $50.0 million of indebtedness at a fixed interest rate of 2.14% and expires in June 2006. This Swap has not been designated for hedge accounting treatment. Accordingly, the Company recognizes the fair value of the Swap in the accompanying condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to interest expense in the accompanying consolidated statements of operations. The fair value of the Swap is the estimated amount that the Company would pay or receive to terminate the agreement at the reporting date. As of June 28, 2003, the fair value of the Swap was a liability of $0.3 million, and is included in other liabilities in the accompanying unaudited condensed consolidated balance sheet at June 28, 2003. As a result of the change in fair value, $0.3 million was recorded as additional interest expense for the quarter ended June 28, 2003.

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

      In the first quarter of fiscal year 2003, the Company adopted the provisions of SFAS No. 145, which eliminates the extraordinary item classification of most debt extinguishments that was previously required under SFAS 4 (Note 3). Accordingly, the Company has reclassified the pre-tax loss of $0.2 million on repurchase of Senior Notes in second quarter 2002 and the pre-tax gain of $49.8 million for the six-month period 2002 from an extraordinary gain to a separate line item before income from continuing operations. The related income tax benefit of $0.1 million for second quarter 2002 and income tax provision of $19.9 million for the six-month period 2002 has been reclassified to provision for income taxes.

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

Income Taxes

      The Company has deferred tax assets of $19.1 million and $22.2 million at June 28, 2003 and December 28, 2002, respectively. The decrease in net deferred tax assets is primarily attributable to current period income and the corresponding net operating loss carryforward (“NOLs”) utilization. Management has evaluated the Company’s deferred tax assets and has concluded that the realizability of the deferred tax assets is “more likely than not,” except as it relates to certain state NOLs, for which a valuation allowance of $1.0 million is recorded as of June 28, 2003, unchanged from December 28, 2002. This evaluation considered the historical and long-term expected profitability of the Company. Given the timing of the reversal of its temporary differences and the expiration date of its NOLs, the Company believes that taxable income generated in current and future years will be sufficient to utilize the remaining net deferred tax assets. The Company’s ability to generate future taxable income is dependent on numerous factors including general economic conditions, the state of the replacement tire market and other factors beyond management’s control. Therefore, there can be no assurance that the Company will meet its expectation of future taxable income and adjustments to the valuation allowance may be required in the future.

New Accounting Pronouncements

      In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.” This statement contains a number of changes under existing GAAP, including the elimination of extraordinary item classification of most debt extinguishments that was previously required under SFAS 4. The provisions of this statement related to the rescission of Statement 4 apply in fiscal years beginning after May 15, 2002. The Company adopted the provisions of SFAS No. 145 in the first quarter of fiscal year 2003, which required reclassification of the Company’s 2002 extraordinary gain (Note 9).

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost (other than employee termination benefits), as defined, was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted the provisions of SFAS No. 146 in the first quarter of fiscal year 2003. The adoption of this statement had no material impact on the Company’s financial position or results of operations.

      In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34.” FIN 45 elaborates on the disclosures to be made regarding obligations under certain guarantees in interim and annual financial statements. It also clarifies the requirement of a guarantor to recognize a liability at the inception of the guarantee based on the fair value of the obligation. The provisions relating to the initial recognition and measurement of a liability are applicable on a prospective basis for guarantees issued or modified subsequent to December 31, 2002. The disclosure requirements of FIN 45 are effective for interim and annual financials statements for periods ending after December 15, 2002. The Company adopted the disclosure provisions of this statement effective December 15, 2002. The liability recognition provisions of this statement were adopted in the first quarter of fiscal year 2003 and had no material impact on the Company’s financial position or results of operations.

      In November 2002, the EITF reached a consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Considerations Received from a Vendor.” Issue No. 02-16 provides guidance on how cash consideration received by a customer or reseller should be classified in the customer’s statement of earnings. Issue No. 02-16 is effective for all transactions with vendors after December 31, 2002. The adoption of Issue No. 02-16 did not have a material impact on the Company’s consolidated financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation.” The transition guidance and annual disclosure provisions are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. At this time, the Company has not voluntarily adopted the fair value method of accounting under SFAS No. 123.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company is required to adopt the provision of SFAS No. 149 in the third quarter of fiscal 2003 and does not expect the adoption to have a material impact on the results of operations or financial position in the foreseeable future.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how financial instruments with characteristics of both liabilities and equity should be measured and classified and requires that an issuer classify a financial instrument that is within its scope as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on the results of operations or financial position in the foreseeable future.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk.

      For the period ended June 28, 2003, the Company did not experience any material changes from the quantitative and qualitative disclosures about market risk presented in the Company’s Report on Form 10-K for the fiscal year ended December 28, 2002.

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

      (b) Reports on Form 8-K

Report on Form 8-K was filed on May 15, 2003 relating to the press release reporting first quarter 2003 financial results.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2003

AMERICAN TIRE DISTRIBUTORS, INC.

By:	/s/ SCOTT A. DEININGER

Scott A. Deininger
Senior Vice President of
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

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

Date: August 12, 2003

/s/ RICHARD P. JOHNSON

Richard P. Johnson
Chairman and Chief Executive Officer

CERTIFICATIONS

I, Scott A. Deininger, Senior Vice President of Finance and Administration of American Tire Distributors, Inc., certify that:

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

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

Date: August 12, 2003

/s/ SCOTT A. DEININGER

Scott A. Deininger
Senior Vice President of Finance and Administration