Form 10-Q
period 2003-09-27
AMERICAN TIRE DISTRIBUTORS INC
filed 2003-11-12
CIK 1068152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

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

      Number of common shares outstanding at November 12, 2003: 5,086,917

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

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements.

American Tire Distributors, Inc.

Condensed Consolidated Balance Sheets — September 27, 2003 and December 28, 2002
(in thousands, except share amounts)

	September 27, 2003	December 28, 2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,710	$2,693
Accounts receivable, net of allowances of $1,027 and $1,231	110,773	94,674
Inventories	165,706	156,722
Deferred income taxes	623	3,785
Other current assets	11,759	11,899

Total current assets	292,571	269,773

Property and equipment, net	18,397	20,634
Goodwill, net	93,940	93,940
Other intangible assets, net	2,430	3,572
Deferred income taxes	15,331	18,440
Other assets	4,631	4,911

Total assets	$427,300	$411,270

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$176,576	$165,409
Accrued expenses	24,395	18,549
Current maturities of long-term debt	2,394	2,742

Total current liabilities	203,365	186,700

Revolving credit facility and other long-term debt	139,339	149,793
Series D Senior Notes	28,600	28,600
Capital lease obligations	14,263	14,709
Other liabilities	3,817	3,944
Redeemable preferred stock (Note 10)	10,535	11,035
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock (Note 11)	49,717	46,035
Common stock, par value $.01 per share; 50,000,000 shares authorized; 5,086,917 shares issued and outstanding	51	51
Additional paid-in capital	22,388	22,388
Warrants	1,782	1,782
Notes receivable from sale of stock	(17)	(17)
Accumulated deficit	(46,540)	(53,750)

Total stockholders’ equity	27,381	16,489

Total liabilities and stockholders’ equity	$427,300	$411,270

The accompanying notes are an integral part of these financial statements.

American Tire Distributors, Inc.

Consolidated Statements of Operations
(Unaudited)
(in thousands)

	Quarters Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Net sales	$291,858	$280,059	$835,187	$809,205
Cost of goods sold	237,194	228,663	681,465	660,669

Gross profit	54,664	51,396	153,722	148,536
Selling, general and administrative expenses	42,340	41,794	125,009	125,815

Operating income	12,324	9,602	28,713	22,721

Other income (expense):
Interest expense	(3,110)	(4,153)	(10,796)	(14,761)
Gain on repurchase of Series D Senior Notes	—	—	—	49,759
Other income (expense), net	(17)	155	235	312

Income from continuing operations before income taxes	9,197	5,604	18,152	58,031
Provision for income taxes	3,678	2,241	7,260	23,213

Income from continuing operations	5,519	3,363	10,892	34,818
Loss on disposal of discontinued operations, net of income tax benefit of $0, $24, $0 and $243.	—	(36)	—	(364)

Net income	$5,519	$3,327	$10,892	$34,454

The accompanying notes are an integral part of these financial statements.

American Tire Distributors, Inc.

Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended

	September 27,	September 28,
	2003	2002

Cash flows from operating activities:
Net income	$10,892	$34,454
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on disposal of discontinued operations	—	364
Gain on repurchase of Series D Senior Notes	—	(49,759)
Depreciation and amortization of other intangibles	4,920	6,228
Amortization of other assets	906	995
Deferred income taxes	6,271	20,983
Other, net	41	225
Change in operating assets and liabilities:
Accounts receivable, net	(16,099)	(16,053)
Inventories	(8,984)	1,870
Other current assets	140	3,347
Accounts payable and accrued expenses	17,013	(4,003)
Other, net	(1,089)	(3,910)

Net cash provided by (used in) continuing operating activities	14,011	(5,259)

Cash flows from investing activities:
Purchase of property and equipment	(1,315)	(874)
Proceeds from sale of property and equipment	566	2,080
Other, net	(50)	(92)

Net cash provided by (used in) investing activities	(799)	1,114

Cash flows from financing activities:
Net proceeds from (repayments of) revolving credit facility and other long-term debt	(9,369)	32,749
Repurchase of Series D Senior Notes	—	(64,959)
Net proceeds from sale-leaseback transaction	—	13,285
Proceeds received from issuance of preferred stock	—	28,913
Principal payments on other long-term debt	(2,326)	(4,612)
Cash paid for Series A preferred stock redemption	(500)	—
Other, net	—	(40)

Net cash provided by (used in) financing activities	(12,195)	5,336

Net increase in cash and cash equivalents	1,017	1,191
Cash and cash equivalents, beginning of period	2,693	4,131

Cash and cash equivalents, end of period	$3,710	$5,322

Supplemental disclosures of cash flow information —
Cash payments for interest	$9,522	$13,942

Cash payments for income taxes, net	$1,119	$2,178

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

2.     Basis of Presentation:

      The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with generally accepted accounting principles. In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s consolidated financial statements reported on Form 10-K for the fiscal year ended December 28, 2002. The results of the operations for the quarter and nine months ended September 27, 2003 are subject to year-end audit adjustments, and are not necessarily indicative of the operating results for the full fiscal year. Certain prior period amounts have been reclassified to conform to the current period presentation.

3.     New Accounting Pronouncements:

      In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.” This statement contains a number of changes under existing GAAP, including the elimination of extraordinary item classification of most debt extinguishments that was previously required under SFAS No. 4. The provisions of this statement related to the rescission of Statement 4 apply in fiscal years beginning after May 15, 2002. The Company adopted the provisions of SFAS No. 145 in the first quarter of fiscal year 2003, which required reclassification of the Company’s 2002 extraordinary gain (Note 9).

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

      In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34.” FIN 45 elaborates on the disclosures to be made regarding obligations under certain guarantees in interim and annual financial statements. It also clarifies the requirement of a guarantor to recognize a liability at the inception of the guarantee based on the fair value of the obligation. The provisions relating to the initial recognition and measurement of a liability are applicable on a prospective basis for guarantees issued or

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

modified subsequent to December 31, 2002. The disclosure requirements of FIN 45 are effective for interim and annual financial statements for periods ending after December 15, 2002. The Company adopted the disclosure provisions of this statement effective December 15, 2002. The liability recognition provisions of this statement were adopted in the first quarter of fiscal year 2003 and had no material impact on the Company’s financial position or results of operations.

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

      The following information is presented as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123 (in thousands):

	For the Quarters Ended		For the Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income, as reported	$5,519	$3,327	$10,892	$34,454
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(160)	(198)	(315)	(395)

Pro forma net income	$5,359	$3,129	$10,577	$34,059

      The Company granted options for 158,308 shares in first quarter 2003 and 2,462,426 shares in second quarter 2002 with an exercise price of $3.00 and $1.40, respectively. The weighted average fair value of options granted during 2003 and 2002 estimated on the date of grant using the Black-Scholes option pricing model was $1.00 and $0.55, respectively. The fair value of options granted in the first quarter 2003 and second quarter 2002 were determined using the following assumptions: a risk-free interest rate of 4.05% and 4.93%,

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

respectively, no dividend yield, expected life of 10 years which equals the terms of the options, and no expected volatility.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s consolidated financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how financial instruments with characteristics of both liabilities and equity should be measured and classified and requires that an issuer classify a financial instrument that is within its scope as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For nonpublic entities, as defined, mandatorily redeemable financial instruments are subject to the provisions of SFAS No. 150 for the first fiscal period beginning after December 15, 2003. Accordingly, the Company is required to adopt the provisions of SFAS No. 150 in the first quarter of fiscal 2004 and does not expect the adoption to have a material impact on the results of operations or financial position in the foreseeable future.

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

5.     Shipping and Handling Costs:

      Outbound shipping and handling costs are classified as selling, general and administrative expenses in the accompanying consolidated statements of operations. Such expenses totaled $17.1 million and $16.4 million for the quarters ended September 27, 2003 and September 28, 2002, respectively, and $50.5 million and $48.3 million for the nine months ended September 27, 2003 and September 28, 2002, respectively.

6.     Deferred Income Taxes:

      The Company has deferred tax assets of $16.0 million and $22.2 million at September 27, 2003 and December 28, 2002, respectively. The decrease in net deferred tax assets is primarily attributable to current period income and the corresponding net operating loss carryforward (“NOLs”) utilization. Management has evaluated the Company’s deferred tax assets and has concluded that the realizability of the deferred tax assets is “more likely than not,” except as it relates to certain state NOLs, for which a valuation allowance of $1.0 million is recorded as of September 27, 2003, unchanged from December 28, 2002. This evaluation considered the historical and long-term expected profitability of the Company. Given the timing of the reversal of its temporary differences and the expiration date of its NOLs, the Company believes that taxable income generated in current and future years will be sufficient to utilize the remaining net deferred tax assets. The Company’s ability to generate future taxable income is dependent on numerous factors including general economic conditions, the state of the replacement tire market and other factors beyond management’s control. There can be no assurance that the Company will meet its expectation of future taxable income and adjustments to the valuation allowance may be required in the future.

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

7.     Financing Arrangements:

     Revolving Credit Facility

      At September 27, 2003, the Company’s revolving credit facility (“Revolver”), as amended, provides for borrowings in the aggregate principal amount of up to the lesser of $180.0 million less defined reserves or the Borrowing Base, as defined in the agreement, which is based on 85% of eligible accounts receivable plus 50%-65% of eligible inventories less defined reserves.

      The Revolver term expires in March 2005, extendable by the Company and the banks for an additional five years. Borrowings under the Revolver bear interest, at (i) the Base Rate, as defined, plus the applicable margin (1.50% as of September 27, 2003) or (ii) the Eurodollar Rate, as defined, plus the applicable margin (3.00% as of September 27, 2003). These margins are subject to performance-based step-downs resulting in margins ranging from 0.75% to 2.0% for Base Rate loans and 2.0% to 3.5% for Eurodollar Rate loans, respectively.

      The Revolver, as amended, requires the Company to meet certain covenants, including minimum EBITDA, fixed charge coverage and tangible capital funds, all as defined, and minimum loan availability and certain covenants which, among other things, restrict the ability of the Company to incur additional indebtedness; enter into guarantees; make loans and investments; make capital expenditures; declare dividends; engage in mergers, consolidations and asset sales; enter into transactions with affiliates; create liens and encumbrances; enter into sale/leaseback transactions; modify material agreements; and change the business it conducts. As of November 12, 2003, the Company was in compliance with these covenants, as amended. The Company’s obligations under the Revolver are secured by all inventories and accounts receivable.

     Capital Lease Obligations

      On March 27, 2002, the Company completed an agreement for the sale and leaseback of three of its owned facilities generating cash proceeds of $13.9 million. In connection therewith, the Company recorded a $14.0 million capital lease obligation during the first quarter of 2002. All cash paid to the lessor is recorded as interest expense and the capital lease obligation will be reduced when the Company no longer has continuing involvement with the properties. The initial term of the lease is for 20 years, followed by two 10-year renewal options. The annual rent paid under the terms of the lease is $1.6 million (paid quarterly) and is adjusted for CPI changes every two years. In addition, the purchaser received warrants to purchase 153,597 shares of the Company’s common stock. The warrants have a term of 10 years with a stated exercise price of $3.00 per share. The Company recorded these warrants at fair value and has presented them as a component of stockholders’ equity.

     Debt Maturities

      Aggregate annual maturities of long-term debt (excluding capital lease obligations and reflecting the debt restructuring discussed in Note 9) at September 27, 2003, are as follows (in thousands):

Year Ending
December:

2003 (remainder)	$731
2004	2,139
2005	138,477
2006	169
2007	53
Thereafter	28,764

$170,333

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

     Derivative Instruments

      During second quarter 2003, the Company entered into an interest rate swap agreement (“Swap”) to manage exposure to fluctuations in interest rates. The Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At September 27, 2003, the Swap in place covers a notional amount of $50.0 million of indebtedness at a fixed interest rate of 2.14% and expires in June 2006. This Swap has not been designated for hedge accounting treatment. Accordingly, the Company recognizes the fair value of the Swap in the accompanying unaudited condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to interest expense in the accompanying consolidated statements of operations. The fair value of the Swap is the estimated amount that the Company would pay or receive to terminate the agreement at the reporting date. As of September 27, 2003, the fair value of the Swap was an asset of $0.1 million, and is included in other assets in the accompanying unaudited condensed consolidated balance sheets at September 27, 2003. As a result of the change in fair value, $0.4 million and $0.1 million net reductions to interest expense were recorded for the quarter and nine months ended September 27, 2003, respectively.

8.     Discontinued Operations:

      Effective May 15, 2001, the Company completed a transaction pursuant to a Stock Purchase Agreement to sell all the capital stock in Winston Tire Company (“Winston”), the Company’s retail segment, to Performance Management, Inc. for a purchase price of approximately $10.0 million. As of September 27, 2003, $2.8 million of the purchase price remains outstanding and a reserve is maintained for the full amount. The Company has initiated legal proceedings to collect the $2.8 million. This segment has been reflected as a discontinued operation in the accompanying consolidated financial statements.

      The Company remains liable as a guarantor on certain of Winston’s leases. As of September 27, 2003, total obligations of the Company, as guarantor on these leases, is approximately $14.1 million extending over 16 years. However, the Company has secured assignments or sublease agreements for the vast majority of these commitments with contractually assigned or subleased rental of approximately $11.9 million. A provision has been made for the estimated shortfall.

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

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

      The Company recorded a pre-tax gain of $49.8 million on the repurchase of the Senior Notes and a related income tax provision of $19.9 million for the nine months ended September 28, 2002.

10.     Redeemable Preferred Stock:

      The following represents the Company’s issued and outstanding redeemable preferred stock, reflecting the amendment and modifications discussed in Note 11 below (in thousands, except share amounts):

	September 27, 2003	December 28, 2002

	(Unaudited)
Redeemable preferred stock Series A — 4% cumulative; 7,000 shares authorized; 6,500 and 7,000 shares issued and outstanding	$6,500	$7,000
Redeemable preferred stock Series B — variable rate cumulative; 4,500 shares authorized, issued and outstanding	4,035	4,035

Total redeemable preferred stock	$10,535	$11,035

      The stated value of Series A preferred stock is $1,000 per share. Holders of Series A preferred stock are entitled to receive, when and if declared by the Board of Directors, cumulative cash dividends at an annual rate of 4%, subject to adjustment based on the volume of purchases from the supplier. Additional dividends will accrue, when and if declared by the Board of Directors, and are payable on the last business day of January. For the nine months ended September 27, 2003, the Company declared and paid a dividend based on a 4% rate. The Series A preferred stock is classified as a liability in the accompanying unaudited condensed consolidated balance sheets and the related dividends are included in interest expense in the accompanying consolidated statements of operations. The Series A preferred stock can be redeemed by the Company, beginning on the last business day of December 2002 and on the last business day of each June and December thereafter, through June 2007. In June 2003, the Company redeemed 500 shares of the Series A preferred stock for $0.5 million.

      The stated value of Series B preferred stock is initially $1,000 per share, to be adjusted based on tire purchase credits as determined by the number of units purchased under a purchase agreement with a supplier entered into in May 1997. If the Company does not meet certain tire purchase requirements, holders of Series B preferred stock are entitled to receive dividends payments, when and if declared by the Board of Directors, at the prime rate. The remaining value of Series B preferred stock shall be redeemed by the Company on the last business day of June 2007 at a price equal to the adjusted stated value plus all accrued and unpaid dividends. The Series B preferred stock is classified as a liability in the accompanying unaudited condensed consolidated balance sheets. To date, the Company has met the purchase requirements, thus no dividends have been declared and paid.

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

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

     Preferred Stock

      The following represents the Company’s issued and outstanding preferred stock (in thousands, except share amounts):

	September 27, 2003	December 28, 2002

	(Unaudited)
Preferred stock Series C — 12% cumulative; 1,333,334 shares authorized, issued and outstanding	$15,600	$14,520
Preferred stock Series D — 12% cumulative; 9,637,592 shares authorized, issued and outstanding	34,117	31,515

Total preferred stock	$49,717	$46,035

      Shares of Series C preferred stock accrue dividends at an annual rate of 12% and are redeemable by the Company at the initial price plus any cumulative unpaid dividends as of the redemption date. However, as long as any shares of Series A preferred stock or Series B preferred stock remain outstanding, no dividends may be paid, nor redemption occur. Shares of Series C preferred stock are convertible into common stock at a conversion price of $3.00 per common share.

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

      On October 31, 2003, the Company amended and restated its articles of incorporation to eliminate the redemption clause of the Series C and Series D preferred stock. No dividends have been declared or paid to date on the Series C or Series D preferred stock.

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

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

13.     Subsidiary Guarantor Financial Information:

      The Company’s Senior Notes are guaranteed on a full, unconditional and joint and several basis by all of the Company’s direct subsidiaries, each of which is wholly-owned. The condensed consolidating financial information for the Company is as follows (in thousands):

      Condensed consolidating balance sheets as of September 27, 2003 and December 28, 2002, are as follows:

	As of September 27, 2003

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,668	$42	$—	$3,710
Accounts receivable, net	79,921	30,852	—	110,773
Inventories	116,456	49,250	—	165,706
Deferred income taxes and other current assets	11,820	562	—	12,382
Intercompany receivables	52,293	—	(52,293)	—

Total current assets	264,158	80,706	(52,293)	292,571

Property and equipment, net	14,379	4,018	—	18,397
Goodwill and other intangible assets, net	51,557	44,813	—	96,370
Investment in subsidiaries	74,888	—	(74,888)	—
Deferred income taxes and other assets	19,498	464	—	19,962

Total assets	$424,480	$130,001	$(127,181)	$427,300

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$176,576	$—	$—	$176,576
Accrued expenses	22,450	1,945	—	24,395
Current maturities of long-term debt	2,384	10	—	2,394
Intercompany payables	—	52,293	(52,293)	—

Total current liabilities	201,410	54,248	(52,293)	203,365

Revolving credit facility and other long-term debt	139,339	—	—	139,339
Series D Senior Notes	28,600	—	—	28,600
Capital lease obligations	14,263	—	—	14,263
Other liabilities	2,952	865	—	3,817
Redeemable preferred stock	10,535	—	—	10,535
Stockholders’ equity:
Intercompany investment	—	76,633	(76,633)	—
Preferred stock	49,717	—	—	49,717
Common stock, par value $.01 per share; 50,000,000 shares authorized; 5,086,917 shares issued and outstanding	51	—	—	51
Additional paid-in capital	22,388	—	—	22,388
Warrants	1,782	—	—	1,782
Notes receivable from sale of stock	(17)	—	—	(17)
Accumulated deficit	(46,540)	(1,745)	1,745	(46,540)

Total stockholders’ equity	27,381	74,888	(74,888)	27,381

Total liabilities and stockholders’ equity	$424,480	$130,001	$(127,181)	$427,300

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

	As of December 28, 2002

	Parent	Subsidiary
	Company	Guarantors	Elimination	Consolidated

	(Unaudited)	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,538	$155	$—	$2,693
Accounts receivable, net	67,514	27,160	—	94,674
Inventories	109,143	47,579	—	156,722
Deferred income taxes and other current assets	14,727	957	—	15,684
Intercompany receivables	54,577	—	(54,577)	—

Total current assets	248,499	75,851	(54,577)	269,773

Property and equipment, net	15,742	4,892	—	20,634
Goodwill and other intangible assets, net	51,856	45,656	—	97,512
Investment in subsidiaries	69,142	—	(69,142)	—
Deferred income taxes and other assets	22,812	539	—	23,351

Total assets	$408,051	$126,938	$(123,719)	$411,270

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$165,206	$203	$—	$165,409
Accrued expenses	16,550	1,999	—	18,549
Current maturities of long-term debt	2,742	—	—	2,742
Intercompany payables	—	54,577	(54,577)	—

Total current liabilities	184,498	56,779	(54,577)	186,700

Revolving credit facility and other long-term debt	149,793	—	—	149,793
Series D Senior Notes	28,600	—	—	28,600
Capital lease obligations	14,709	—	—	14,709
Other liabilities	2,927	1,017	—	3,944
Redeemable preferred stock	11,035	—	—	11,035
Stockholders’ equity:
Intercompany investment	—	76,633	(76,633)	—
Preferred stock	46,035	—	—	46,035
Common stock, par value $.01 per share; 50,000,000 shares authorized; 5,086,917 shares issued and outstanding	51	—	—	51
Additional paid-in capital	22,388	—	—	22,388
Warrants	1,782	—	—	1,782
Notes receivable from sale of stock	(17)	—	—	(17)
Accumulated deficit	(53,750)	(7,491)	7,491	(53,750)

Total stockholders’ equity	16,489	69,142	(69,142)	16,489

Total liabilities and stockholders’ equity	$408,051	$126,938	$(123,719)	$411,270

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

      Consolidating statements of operations for the quarters ended September 27, 2003 and September 28, 2002 are as follows:

	For the Quarter Ended
	September 27, 2003

	Parent	Subsidiary
	Company	Guarantors	Elimination	Consolidated

	(Unaudited)
Net sales	$203,512	$88,346	$—	$291,858
Cost of goods sold	164,539	72,655	—	237,194

Gross profit	38,973	15,691	—	54,664
Selling, general and administrative expenses	31,689	10,651	—	42,340

Operating income	7,284	5,040	—	12,324
Other income (expense):
Interest expense	(3,110)	—	—	(3,110)
Other income (expense), net	(91)	74	—	(17)
Equity in net income of subsidiaries	3,069	—	(3,069)	—

Income from continuing operations before income taxes	7,152	5,114	(3,069)	9,197
Provision for income taxes	1,633	2,045	—	3,678

Net income	$5,519	$3,069	$(3,069)	$5,519

	For the Quarter Ended
	September 28, 2002

	Parent	Subsidiary
	Company	Guarantors	Elimination	Consolidated

	(Unaudited)
Net sales	$198,463	$81,596	$—	$280,059
Cost of goods sold	161,108	67,555	—	228,663

Gross profit	37,355	14,041	—	51,396
Selling, general and administrative expenses	29,792	12,002	—	41,794

Operating income	7,563	2,039	—	9,602
Other income (expense):
Interest income (expense)	(4,155)	2	—	(4,153)
Other income, net	58	97	—	155
Equity in net income of subsidiaries	1,311	—	(1,311)	—

Income from continuing operations before income taxes	4,777	2,138	(1,311)	5,604
Provision for income taxes	1,414	827	—	2,241

Income from continuing operations	3,363	1,311	(1,311)	3,363
Loss on disposal of discontinued operations	(36)	—	—	(36)

Net income	$3,327	$1,311	$(1,311)	$3,327

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

      Consolidating statements of operations for the nine months ended September 27, 2003 and September 28, 2002 are as follows:

	For the Nine Months Ended
	September 27, 2003

	Parent	Subsidiary
	Company	Guarantors	Elimination	Consolidated

	(Unaudited)
Net sales	$593,991	$241,196	$—	$835,187
Cost of goods sold	481,840	199,625	—	681,465

Gross profit	112,151	41,571	—	153,722
Selling, general and administrative expenses	92,808	32,201	—	125,009

Operating income	19,343	9,370	—	28,713
Other income (expense):
Interest expense	(10,796)	—	—	(10,796)
Other income, net	29	206	—	235
Equity in net income of subsidiaries	5,746	—	(5,746)	—

Income from continuing operations before income taxes	14,322	9,576	(5,746)	18,152
Provision for income taxes	3,430	3,830	—	7,260

Net income	$10,892	$5,746	$(5,746)	$10,892

	For the Nine Months Ended
	September 28, 2002

	Parent	Subsidiary
	Company	Guarantors	Elimination	Consolidated

	(Unaudited)
Net sales	$578,051	$231,154	$—	$809,205
Cost of goods sold	468,980	191,689	—	660,669

Gross profit	109,071	39,465	—	148,536
Selling, general and administrative expenses	88,897	36,918	—	125,815

Operating income	20,174	2,547	—	22,721
Other income (expense):
Interest expense	(14,701)	(60)	—	(14,761)
Gain on repurchase of Series D Senior Notes	49,759	—	—	49,759
Other income, net	96	216	—	312
Equity in net income of subsidiaries	1,715	—	(1,715)	—

Income from continuing operations before income taxes	57,043	2,703	(1,715)	58,031
Provision for income taxes	22,225	988	—	23,213

Income from continuing operations	34,818	1,715	(1,715)	34,818
Loss on disposal of discontinued operations	(364)	—	—	(364)

Net income	$34,454	$1,715	$(1,715)	$34,454

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

      Consolidating statements of cash flows for the nine months ended September 27, 2003 and September 28, 2002 are as follows:

	For the Nine Months Ended
	September 27, 2003

	Parent	Subsidiary
	Company	Guarantors	Elimination	Consolidated

	(Unaudited)
Cash flows from operating activities:
Net income	$10,892	$5,746	$(5,746)	$10,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of other intangibles and other assets	3,669	2,157	—	5,826
Other, net	6,282	30	—	6,312
Equity in net income of subsidiaries	(5,746)	—	5,746	—
Change in operating assets and liabilities:
Accounts receivable, net	(12,407)	(3,692)	—	(16,099)
Inventories	(7,313)	(1,671)	—	(8,984)
Other current assets	(255)	395	—	140
Accounts payable and accrued expenses	17,270	(257)	—	17,013
Other, net	(1,010)	(79)	—	(1,089)

Net cash provided by continuing operations	11,382	2,629	—	14,011

Cash flows from investing activities:
Purchase of property and equipment	(773)	(542)	—	(1,315)
Proceeds from sale of property and equipment	495	71	—	566
Other, net	(50)	—	—	(50)
Intercompany	2,259	(2,259)	—	—

Net cash provided by (used in) investing activities	1,931	(2,730)	—	(799)

Cash flows from financing activities:
Net repayments of revolving credit facility and other long-term debt	(9,369)	—	—	(9,369)
Principal payments on other long-term debt	(2,314)	(12)	—	(2,326)
Cash paid for Series A preferred stock redemption	(500)	—	—	(500)

Net cash used in financing activities	(12,183)	(12)	—	(12,195)

Net increase (decrease) in cash and cash equivalents	1,130	(113)	—	1,017
Cash and cash equivalents, beginning of period	2,538	155	—	2,693

Cash and cash equivalents, end of period	$3,668	$42	$—	$3,710

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

	For the Nine Months Ended
	September 28, 2002

	Parent	Subsidiary
	Company	Guarantors	Elimination	Consolidated

	(Unaudited)
Cash flows from operating activities:
Net income	$34,454	$1,715	$(1,715)	$34,454
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on disposal of discontinued operations	364	—	—	364
Gain on repurchase of Series D Senior Notes	(49,759)	—	—	(49,759)
Depreciation and amortization of other intangibles and other assets	3,881	3,342	—	7,223
Other, net	17,422	3,786	—	21,208
Equity in net income of subsidiaries	(1,715)	—	1,715	—
Change in operating assets and liabilities:
Accounts receivable, net	(13,930)	(2,123)	—	(16,053)
Inventories	(567)	2,437	—	1,870
Other current assets	3,290	57	—	3,347
Accounts payable and accrued expenses	(4,459)	456	—	(4,003)
Other, net	(3,465)	(445)	—	(3,910)

Net cash provided by (used in) continuing operations	(14,484)	9,225	—	(5,259)

Cash flows from investing activities:
Purchase of property and equipment	(674)	(200)	—	(874)
Proceeds from sale of property and equipment	1,471	609	—	2,080
Other, net	(92)	—	—	(92)
Intercompany	8,779	(8,779)	—	—

Net cash provided by (used in) investing activities	9,484	(8,370)	—	1,114

Cash flows from financing activities:
Net proceeds from revolving credit facility and other long-term debt	32,749	—	—	32,749
Repurchase of Series D Senior Notes	(64,959)	—	—	(64,959)
Net proceeds from sale-leaseback transaction	13,285	—	—	13,285
Proceeds received from issuance of preferred stock	28,913	—	—	28,913
Principal payments on other long-term debt	(3,728)	(884)	—	(4,612)
Other	(40)	—	—	(40)

Net cash provided by (used in) financing activities	6,220	(884)	—	5,336

Net increase (decrease) in cash and cash equivalents	1,220	(29)	—	1,191
Cash and cash equivalents, beginning of period	3,423	708	—	4,131

Cash and cash equivalents, end of period	$4,643	$679	$—	$5,322

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion and analysis of the results of operations, financial condition and liquidity of the Company should be read in conjunction with the financial statements and related notes included in this report.

Results of Operations

Quarter Ended September 27, 2003 Compared to Quarter Ended September 28, 2002

      Consolidated net sales in the third quarter 2003 increased by $11.8 million, or 4.2% to $291.9 million from $280.1 million in the third quarter 2002. The sales increase is primarily attributable to an increase in the volume of passenger, light truck tire, and custom wheel sales that is partially offset by a decrease in large truck tire sales.

      Gross profit increased by $3.3 million, or 6.4% to $54.7 million in the third quarter 2003 from $51.4 million in the third quarter 2002. Gross profit as a percentage of sales increased 0.3% to 18.7% in the third quarter 2003 compared to 18.4% in the third quarter 2002. Margin increases were primarily attributable to increased custom wheel sales, which carry higher margins.

      Selling, general and administrative expenses increased by $0.5 million in the third quarter 2003 representing 14.5% as a percentage of sales compared to 14.9% in the third quarter 2002. The increase in these expenses is primarily due to increased business activity during the period.

      Interest expense decreased $1.0 million in the third quarter of 2003 to $3.1 million from $4.2 million in the third quarter of 2002. The decrease is primarily attributable to the decline in interest rates and reduced debt levels as well as a $0.4 million net reduction in interest expense relating to the change in fair value of the interest rate swap agreement entered into in the second quarter of 2003.

      Pre-tax income for the third quarter 2003 was $9.2 million resulting in an income tax provision of $3.7 million compared to pre-tax income of $5.6 million in third quarter 2002 resulting in an income tax provision of $2.2 million. The effective tax rate in each quarter was approximately 40%.

Nine Months Ended September 27, 2003 Compared to Nine Months Ended September 28, 2002

      Consolidated net sales for the nine-month period in 2003 increased by $26.0 million, or 3.2% to $835.2 million from $809.2 million in the nine-month period in 2002. The sales increase is primarily attributable to an increase in the volume of passenger, light truck tire, and custom wheel sales that is partially offset by a decrease in large truck tire sales. The increase in sales experienced by the Company was more than that of the industry as a whole. Units of replacement passenger and light truck tires shipped for the industry were down approximately 0.1% for the nine-month period in 2003 versus the nine-month period in 2002.

      Gross profit increased by $5.2 million, or 3.5% to $153.7 million in the nine-month period in 2003 from $148.5 million in the nine-month period in 2002. Gross profit as a percentage of sales remained at 18.4% for the nine-month period in 2003 compared to the nine-month period 2002. Margins in 2003 benefited from increased custom wheels sales, which carry higher margins, offset by an aggressive first quarter 2003 marketing program, which resulted in reduced margins on selected products.

      Selling, general and administrative expenses decreased by $0.8 million in the nine-month period ending September 27, 2003 representing 15.0% as a percentage of sales compared to 15.5% in the nine-month period ending September 28, 2002. This decrease was primarily a result of reduced costs associated with the Company’s workers compensation plan due to new safety initiatives implemented by the Company as well as a reduction in amortization expense relating to noncompete agreements that ended during 2003. These decreases were partially offset by increased costs associated with the Company’s group health plan.

      Interest expense decreased $4.0 million in the nine-month period in 2003 to $10.8 million from $14.8 million in the nine-month period in 2002. The decrease is primarily due to lower outstanding principal on the Company’s Series D Senior Notes and other debt levels as well as a decline in interest rates.

      Pre-tax income for the nine-month period ending September 27, 2003 was $18.2 million resulting in an income tax provision of $7.3 million compared to pre-tax income of $58.0 million for the nine-month period ending September 28, 2002 resulting in an income tax provision of $23.2 million. The nine-month period ending September 28, 2002 included the $49.8 million gain on repurchase of Series D Senior Notes and the related tax provision of $19.9 million. The effective tax rate for each of the nine-month periods was approximately 40%.

Liquidity and Capital Resources

      At September 27, 2003, the combined net indebtedness (net of cash and excluding capital lease obligations) of the Company was $166.6 million compared to $178.4 million at December 28, 2002. Total commitments by the lenders under the Company’s revolving credit facility (“Revolver”) were $180.0 million at September 27, 2003. As of September 27, 2003, the Company had $34.5 million available for additional borrowings. The amount available to borrow is limited by the Borrowing Base computation, as defined in the agreement.

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

	For the Quarters Ended		For the Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

	in thousands		in thousands
Income from continuing operations	$5,519	$3,363	$10,892	$34,818
Interest expense	3,110	4,153	10,796	14,761
Provision for income taxes	3,678	2,241	7,260	23,213
Depreciation and amortization of other intangibles	1,490	2,078	4,920	6,228
Gain on repurchase of Series D Senior Notes	—	—	—	(49,759)

EBITDA	$13,797	$11,835	$33,868	$29,261

      EBITDA from continuing operations increased to $13.8 million for the third quarter 2003 from $11.8 million for third quarter 2002. This increase is primarily attributed to higher sales and gross profit margins in the third quarter 2003 that were partially offset by slightly higher operating costs.

      EBITDA from continuing operations increased to $33.9 million for the nine-month period 2003 from $29.3 million for the nine-month period 2002. The increase is primarily attributable to increased sales and reduced operating costs in 2003.

      The Company’s principal sources of cash during the nine-month period ending September 27, 2003 came from operations and were offset by cash used to make capital expenditures and payments of long-term debt. Net working capital at September 27, 2003 totaled $89.2 million compared to $83.1 million at December 28, 2002, an increase of $6.1 million. The increase in working capital is primarily attributable to increased business activity during the period resulting in higher accounts receivable and inventory balances partially offset by an increase in accounts payable and accrued expenses.

      Capital expenditures for the nine-month period ending September 27, 2003 and September 28, 2002 amounted to $1.3 million and $0.9 million, respectively. Capital expenditures in 2003 were primarily for warehouse racking and leasehold improvements.

      At September 27, 2003, the Company’s Revolver, as amended, provides for borrowings in the aggregate principal amount of up to the lesser of $180.0 million less defined reserves or the Borrowing Base, as defined in the agreement, which is based on 85% of eligible accounts receivable plus 50%-65% of eligible inventories less defined reserves.

      The Revolver term expires in March 2005, extendable by the Company and the banks for an additional five years. Borrowings under the Revolver bear interest, at (i) the Base Rate, as defined, plus the applicable margin (1.50% as of September 27, 2003) or (ii) the Eurodollar Rate, as defined, plus the applicable margin (3.00% as of September 27, 2003). These margins are subject to performance-based step-downs resulting in margins ranging from 0.75% to 2.0% for Base Rate loans and 2.0% to 3.5% for Eurodollar Rate loans, respectively.

      The Revolver, as amended, requires the Company to meet certain covenants, including minimum EBITDA, fixed charge coverage and tangible capital funds, all as defined, and minimum loan availability and certain covenants which, among other things, restrict the ability of the Company to incur additional indebtedness; enter into guarantees; make loans and investments; make capital expenditures; declare dividends; engage in mergers, consolidations and asset sales; enter into transactions with affiliates; create liens and encumbrances; enter into sale/leaseback transactions; modify material agreements; and change the business it conducts. As of November 12, 2003, the Company was in compliance with these covenants, as amended. The Company’s obligations under the Revolver are secured by all inventories and accounts receivable.

      During second quarter 2003, the Company entered into an interest rate swap agreement (“Swap”) to manage exposure to fluctuations in interest rates. The Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At September 27, 2003, the Swap in place covers a notional amount of $50.0 million of indebtedness at a fixed interest rate of 2.14% and expires in June 2006. This Swap has not been designated for hedge accounting treatment. Accordingly, the Company recognizes the fair value of the Swap in the accompanying unaudited condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to interest expense in the accompanying consolidated statements of operations. The fair value of the Swap is the estimated amount that the Company would pay or receive to terminate the agreement at the reporting date. As of September 27, 2003, the fair value of the Swap was an asset of $0.1 million, and is included in other assets in the accompanying unaudited condensed consolidated balance sheets at September 27, 2003. As a result of the change in fair value, $0.4 million and $0.1 million net reductions to interest expense were recorded for the quarter and nine months ended September 27, 2003, respectively.

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

      The Company recorded a pre-tax gain of $49.8 million on the repurchase of the Senior Notes and a related income tax provision of $19.9 million for the nine months ended September 28, 2002.

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

     Income Taxes

      The Company has deferred tax assets of $16.0 million and $22.2 million at September 27, 2003 and December 28, 2002, respectively. The decrease in net deferred tax assets is primarily attributable to current period income and the corresponding net operating loss carryforward (“NOLs”) utilization. Management has evaluated the Company’s deferred tax assets and has concluded that the realizability of the deferred tax assets is “more likely than not,” except as it relates to certain state NOLs, for which a valuation allowance of $1.0 million is recorded as of September 27, 2003, unchanged from December 28, 2002. This evaluation considered the historical and long-term expected profitability of the Company. Given the timing of the reversal of its temporary differences and the expiration date of its NOLs, the Company believes that taxable income generated in current and future years will be sufficient to utilize the remaining net deferred tax assets. The Company’s ability to generate future taxable income is dependent on numerous factors including general economic conditions, the state of the replacement tire market and other factors beyond management’s control. There can be no assurance that the Company will meet its expectation of future taxable income and adjustments to the valuation allowance may be required in the future.

     New Accounting Pronouncements

      In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.” This statement contains a number of changes under existing GAAP, including the elimination of extraordinary item classification of most debt extinguishments that was previously required under SFAS No. 4. The provisions of this statement related to the rescission of Statement 4 apply in fiscal years beginning after May 15, 2002. The Company adopted the provisions of SFAS No. 145 in the first quarter of fiscal year 2003, which required reclassification of the Company’s 2002 extraordinary gain (Note 9).

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

      In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34.” FIN 45 elaborates on the disclosures to be made regarding obligations under certain guarantees in interim and annual financial statements. It also clarifies the requirement of a guarantor to recognize a liability at the inception of the guarantee based on the fair value of the obligation. The provisions relating to the initial recognition and measurement of a liability are applicable on a prospective basis for guarantees issued or modified subsequent to December 31, 2002. The disclosure requirements of FIN 45 are effective for interim and annual financial statements for periods ending after December 15, 2002. The Company adopted the disclosure provisions of this statement effective December 15, 2002. The liability recognition provisions of this statement were adopted in the first quarter of fiscal year 2003 and had no material impact on the Company’s financial position or results of operations.

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

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s consolidated financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how financial instruments with characteristics of both liabilities and equity should be measured and classified and requires that an issuer classify a financial instrument that is within its scope as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For nonpublic entities, as defined, mandatorily redeemable financial instruments are subject to the provisions of SFAS No. 150 for the first fiscal period beginning after December 15, 2003. Accordingly, the Company is required to adopt the provisions of SFAS No. 150 in the first quarter of fiscal 2004 and does not expect the adoption to have a material impact on the results of operations or financial position in the foreseeable future.

Item 3.     Quantitative and Qualitative Disclosure about Market Risk.

      For the period ended September 27, 2003, the Company did not experience any material changes from the quantitative and qualitative disclosures about market risk presented in the Company’s Report on Form 10-K for the fiscal year ended December 28, 2002.

Item 4.     Controls and Procedures.

     Evaluation of Disclosure Controls and Procedures

      Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in Internal Controls

      During the quarter ended September 27, 2003, there was no change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.

      There have been no material developments in legal proceedings involving the Company since those reported in the Company’s Report on Form 10-K for the fiscal year ended December 28, 2002.

Item 6.     Exhibits and Reports on Form 8-K.

      (a) Exhibits

3.1	Fourth Restated Certificate of Incorporation of American Tire Distributors, Inc.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

Report on Form 8-K was filed on August 12, 2003 relating to the press release reporting second quarter 2003 financial results.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2003

AMERICAN TIRE DISTRIBUTORS, INC.

By:	/s/ SCOTT A. DEININGER

Scott A. Deininger
Senior Vice President of
Finance and Administration
(On behalf of the Registrant and
as Principal Financial Officer)