Form 10-K
period 2003-12-27
AMERICAN TIRE DISTRIBUTORS INC
filed 2004-03-26
CIK 1068152

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2003

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

      Number of common shares outstanding at March 15, 2004: 5,086,917

Cautionary Statements on Forward-Looking Information

      This Annual Report on Form 10-K contains forward-looking statements relating to the Company’s business and financial outlook, which are based on the Company’s current expectations, estimates, forecast and projections. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or other comparable terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update any such statement to reflect new information, the occurrence of future events or circumstances or otherwise.

      The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage companies to provided prospective information about their companies without fear of litigation. The Company would like to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act in connection with the forward-looking statements included in this document.

      Factors that could cause actual results to differ materially from those indicated by the forward-looking statements or that could contribute to such differences include, but are not limited to, integration of new systems, unanticipated expenditures, acquisitions and the successful integration of acquisitions into the business, changing relationships with customers, suppliers and strategic partners, changes to governmental regulation of the tire industry, the impact of competitive products, changes to the competitive environment, the acceptance of new products in the market, the economy and world events.

PART I

Item 1.     Description of Business.

General Development of Business

      American Tire Distributors, Inc. (together with its subsidiaries, the “Company”) (formerly Heafner Tire Group, Inc.), is the leading national distributor of tires to the replacement tire market in the United States. The Company operates 60 distribution centers servicing all or parts of 35 states. Through this distribution network, the Company currently serves approximately 35,000 customers each month. In addition to its tire sales, the Company is a significant independent distributor of aftermarket wheels, accessories and automotive service equipment.

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

      In May 1999, the majority owners of the Company’s Class A and Class B common stock sold their shares to Charlesbank Equity Fund IV, L.P. a Massachusetts limited partnership. On August 20, 1999, the Company reincorporated in Delaware (previously incorporated in North Carolina) and simultaneously changed its name from The J.H. Heafner Company, Inc. to Heafner Tire Group, Inc. Effective May 30, 2002, the Company changed its name from Heafner Tire Group, Inc. to American Tire Distributors, Inc. The new name is part of the Company’s transition from a collection of companies joined through acquisition into a national organization with an unmatched, coast-to-coast footprint in the distribution market. The move follows two years of reorganization during which the Company divested its retail operations.

      Effective January 26, 2001, the Company’s Board of Directors authorized the exit from retail operations and determined that it was in the Company’s best interest to concentrate solely on wholesale distribution, its core business. In that regard, effective May 15, 2001, the Company completed a transaction pursuant to a Stock Purchase Agreement to sell all the capital stock in Winston, its retail segment, to Performance Management, Inc. for a purchase price of approximately $10.0 million. Accordingly, this segment has been reflected as a discontinued operation in the accompanying consolidated financial statements. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

Industry Overview

      Purchasers in the United States spent approximately $22.5 billion on new replacement tires in 2003. Of that amount, passenger tires accounted for approximately 60.0% of sales, light truck tires accounted for approximately 16.0%, truck tires accounted for approximately 20.4% and farm, specialty and other types of tires accounted for approximately 3.6%. The number of new replacement tires shipped in the United States for passenger cars and light trucks increased from 164.6 million tires in 1986 to 228.5 million tires in 2003. The Company believes that increases in both the number and average age of cars as well as passenger miles driven in the United States have contributed to this growth.

      Consumers of new replacement tires in the United States obtain them from several principal sources, including independent tire dealers, manufacturer-owned retail stores, mass merchandisers such as Sears and Wal-Mart, auto supply chain stores and wholesale clubs and discounters. Independent tire dealers, which represent the largest customer base served by the Company, are the largest suppliers of new replacement passenger tires in the United States. Independent tire dealers accounted for approximately 58.5% of retail sales of domestic replacement passenger tires in 2003.

      Independent tire dealers obtain their inventory of new replacement tires through three principal sources: tire manufacturers, independent wholesale distributors like the Company and dealer-owned warehouses. Other sources include discount or price clubs and other tire outlet chains. The Company believes that, in recent years, certain tire manufacturers have reduced their supply to small independent tire dealers due to the inefficiencies of supplying small quantities of product to a large number of locations. At the same time, manufacturers have increased their supplies to independent wholesale distributors such as the Company, who are able to deliver tires to a large number of independent tire dealers with greater efficiency. The Company is the leading national distributor to the replacement tire market.

      The replacement tire market for passenger cars and light trucks consists of three primary types of tires: “flag” brands, which are premium tires made by the major tire manufacturers; associate brands, which are primarily economy brand tires made and marketed by the major tire manufacturers; and private-label brands, which are brands made by tire manufacturers exclusively for and marketed by independent tire wholesale distributors and or retailers. In 2003, flag brands constituted approximately 59% of the United States passenger and light truck replacement tire markets, associate brands made up approximately 17% of those markets and private-label brands constituted approximately 24% of those markets.

Products

      The Company sells a broad selection of tires, custom wheels, automotive service equipment and related products manufactured by the leading manufacturers of those products. The Company’s products include flag brand tires manufactured by Michelin, Bridgestone/ Firestone and Goodyear/ Dunlop as well as, private-label products such as Regul tires, Winston tires and Pacer and ICW custom wheels; and associate brand products such as Monarch tires, manufactured by Goodyear. The Company also distributes alignment service equipment manufactured by Hunter Engineering Company and tire changers and balancers built by Hennessey Industries, Inc. (a division of the Danaher Corporation), both leading manufacturers in their respective fields. The Company sells many other products, including tires for the medium truck, farm and industrial markets, automotive service equipment, wheel weights and tubes. Sales of tires accounted for approximately 87.3% of sales from continuing operations in fiscal 2003, 87.7% in fiscal 2002 and 90.3% in fiscal 2001. The remainder of the Company’s sales includes wheels, service equipment and other automotive parts.

Suppliers

      The Company purchases its products from all major tire manufacturers as well as other suppliers. Of the Company’s principal private-label brands, Winston tires are manufactured exclusively by Goodyear and Regul tires are manufactured exclusively by Michelin.

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

      With the exception of a long-term contract (the “Winston Private Brand Supply Agreement”) with Kelly-Springfield, a division of Goodyear, (“Goodyear”), the Company’s supply arrangements with its major suppliers generally are oral or written arrangements which are renegotiated annually. Although there can be no assurance that these arrangements will be renewed, or renewed on favorable terms, the Company has conducted business with its major tire suppliers for many years and believes that it has good relationships with all of its major suppliers.

      The Company purchases certain private-label and associate brand tires, including the Winston and Monarch products, from Goodyear. Purchases under the Winston Private Brand Supply Agreement are made at prices as specified from time to time in the manufacturer’s pricing schedule. Under the terms of the Winston Private Brand Supply Agreement, the Company purchases all of its requirements of Winston brand tires from Goodyear. The initial term of the Winston Private Brand Supply Agreement expires on May 7, 2007 and the agreement is automatically renewable for successive three-year terms thereafter. The Winston Private

Brand Supply Agreement may be terminated by either party upon twelve months’ advance notice. Goodyear is the sole holder of the Company’s Series A preferred stock and Series B preferred stock.

      The Company currently purchases approximately 78% of its tire products from three tire suppliers. The Company does not have long-term supply agreements with these vendors for purchases of the vendor’s branded products. The operating results of the Company could be adversely affected if the Company was unable to purchase tires from these three suppliers. The Company believes it has a good relationship with these suppliers and does not anticipate a shortage in the supply of tires from these vendors.

Customers

      The Company distributes tires and related automotive products principally to independent tire dealers. The Company’s other customers include national retail chains, service stations, general automotive repair facilities, auto parts stores, automobile dealers and specialty automotive repair facilities. The Company generally requires payment from its customers within 30 days, although it may extend terms for its larger customers. In fiscal 2003, the Company’s continuing operations served approximately 35,000 customers each month. The Company’s largest customer and its subsidiaries accounted for less than 2% and its top 25 customers accounted for less than 9% of net sales from continuing operations in fiscal 2003.

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

Trademarks

      The private-label brand names under which the Company markets its products are trademarks of the Company. Those private-label brand names are considered to be important to the Company’s business because they develop brand identification and foster customer loyalty. All of the Company’s trademarks are of perpetual duration as long as they are periodically renewed. The Company currently intends to maintain all of them in force. The principal private-label brand names under which the Company markets its products are:

•	REGUL® tires,

•	WINSTON® tires,

•	DYNATRAC® tires,

•	PACER® custom wheels,

•	ICW® custom wheels, and

•	MAGNUM® automotive lifts.

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

Working Capital Practices

      The Company must maintain substantial inventories in connection with its operations. Inventory levels fluctuate throughout the year with anticipated seasonal sales volume. Inventories are financed through vendor credit terms and borrowings under the Company’s revolving credit facility (“Revolver”). The amount of borrowings under the Revolver fluctuates throughout the year. The Company’s Revolver, as amended, provides for borrowings in the aggregate principal amount of up to the lesser of $180.0 million, less defined reserves, or the Borrowing Base, as defined in the agreement. The Company had $43.7 million available for additional borrowings at December 27, 2003.

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

Employees

      As of December 27, 2003, the Company’s continuing operations employed approximately 1,894 people. None of the Company’s employees are represented by a union. The Company believes its employee relations are satisfactory.

Business Subject to Governmental Contracts

      No material portion of the business of the Company is subject to renegotiation of contracts with, or termination by, any governmental agency.

Item 2.	Description of Properties.

      The Company’s principal properties are geographically situated to meet sales and operating requirements. All of the Company’s properties are considered to be adequate to meet current operating requirements. As of December 27, 2003, the Company had a total of 60 warehouse distribution centers located in 20 states, aggregating approximately 4.5 million square feet. Of these centers, four are owned and the remainder are leased.

      The Company also leases its principal executive office located in Huntersville, North Carolina.

Item 3.	Legal Proceedings.

      The Company is involved from time to time in various lawsuits, including alleged class action lawsuits arising out of the ordinary conduct of its business. Although no assurances can be given, management does not expect that any of these matters will have a material adverse effect on the Company’s business or financial condition. The Company is also involved in various proceedings incidental to the ordinary course of its business. The Company believes, based on consultation with legal counsel, that none of these will have a material adverse effect on its financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

      Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

      As of March 15, 2004, there were ten holders of record of the Company’s common stock. There is no public trading market for the Company’s common stock.

      As of December 27, 2003, the Company has not declared or paid dividends on its common stock and has no intention to do so in the foreseeable future. In addition, the Company’s Revolver contains certain covenants, which among other things, restricts the Company’s ability to pay dividends.

      Information regarding securities authorized for issuance under equity compensation plans is set forth in Item 12 of this Form 10-K.

Item 6.	Selected Financial Data.

      The following table sets forth selected historical consolidated financial data of the Company for the periods indicated as restated for the presentation of Winston, its retail segment, as a discontinued operation. The selected historical financial data as of the end of and for the fiscal years 1999 through 2003 is derived from the consolidated financial statements of the Company as of and for those years. The consolidated financial statements of the Company as of December 27, 2003 and December 28, 2002 and for each of the three years in the period ended December 27, 2003 are included in Item 8 of this report. The following selected historical consolidated financial information should be read in conjunction with “Management’s Discussion and

Analysis of Financial Condition and Results of Operations,” included as Item 7, and the consolidated financial statements of the Company and the related notes, included as Item 8, in this report.

	2003	2002	2001	2000(b)	1999(c)

	in thousands
Statements of Operations Data(a):
Net sales(d)	$1,112,512	$1,060,394	$1,107,894	$1,087,260	$908,049
Gross profit	209,893	197,873	210,422	199,956	159,178
Operating income	41,156	31,351	4,079	27,186	21,526
Income (loss) from continuing operations	16,087	37,910	(17,555)	(1,555)	(1,249)
Loss from discontinued operations, net of income taxes	(82)	(483)	(769)	(39,938)	(5,339)
Loss on disposal of discontinued operations, net of income taxes	—	—	(12,616)	(1,200)	—
Net income (loss)	16,005	37,427	(30,940)	(42,693)	(6,588)
Balance Sheet Data:
Working capital for continuing operations	$98,997	$83,073	$93,670	$91,778	$82,592
Total assets	419,003	411,270	443,020	497,120	416,171
Total debt	182,716	196,400	283,185	292,433	235,353
Total redeemable preferred stock	10,535	11,035	24,115	11,035	11,094
Cash Flow Data:
Cash flows from continuing operating activities	$17,657	$13,507	$(1,766)	$40,575	$(21,599)
Cash flows from investing activities	(1,929)	13,413	8,183	(82,155)	(20,688)
Cash flows from financing activities	(15,095)	(28,358)	456	53,196	44,269
Other Data:
EBITDA from continuing operations(e)	$48,215	$40,249	$22,373	$42,406	$35,418
Depreciation and amortization for continuing operations(f)	6,957	8,610	17,532	14,302	11,786
Amortization of other assets(g)	1,208	1,221	1,247	1,176	949
Capital expenditures	2,491	2,059	6,060	14,724	11,218
Ratio of earnings to fixed charges(h)	2.24	3.33	0.36	1.05	1.06

(a)	Winston has been treated as a discontinued operation in the accompanying selected financial data.
(b)	In April 2000, the Company purchased certain assets of TCI. In May 2000, the Company acquired Haas and in July 2000, the Company purchased the net assets of ATD. Each transaction was accounted for using the purchase method of accounting.
(c)	In January 1999, the Company acquired California Tire. This transaction was accounted for using the purchase method of accounting.
(d)	Net sales include approximately $15.8 million, $60.6 million and $55.9 million of inter-segment sales from the Company to Winston for 2001, 2000 and 1999, respectively.
(e)	The Company evaluates performance based on several factors, of which the primary financial measure is earnings from continuing operations before interest, taxes, depreciation and amortization and gain on repurchase of Series D Senior Notes (“EBITDA”). EBITDA is presented because it is a widely accepted financial indicator of a company’s ability to generate cash flow and to service or incur indebtedness. EBITDA should not be considered an alternative to, or more meaningful than, net income as a measure of operating results or to cash flows from operations as a measure of liquidity in accordance with accounting principles generally accepted in the United States. EBITDA as calculated and presented here may not be comparable to EBITDA as calculated and presented by other companies. See table below for reconciliation of income (loss) from continuing operations to EBITDA.

(f)	The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002 and accordingly goodwill amortization was discontinued.
(g)	Amount represents amortization of deferred financing charges which is included in interest expense.
(h)	For purposes of these ratios, (i) earnings have been calculated by adding interest expense and the estimated interest portion of rental expense to earnings before income taxes and (ii) fixed charges are comprised of interest expense and capitalized interest, if any. In fiscal 2001, earnings were insufficient to cover fixed charges by approximately $23.8 million.

      Reconciliation of income (loss) from continuing operations to EBITDA:

	2003	2002	2001	2000	1999

	(dollars in thousands)
Income (loss) from continuing operations	$16,087	$37,910	$(17,555)	$(1,555)	$(1,249)
Interest expense	14,082	18,705	28,639	26,447	22,000
Provision (benefit) for income taxes	11,089	24,783	(6,243)	3,212	2,881
Depreciation and amortization of goodwill and other intangibles	6,957	8,610	17,532	14,302	11,786
Gain on repurchase of Series D Senior Notes	—	(49,759)	—	—	—

EBITDA	$48,215	$40,249	$22,373	$42,406	$35,418

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion and analysis of the results of operations, financial condition and liquidity of the Company should be read in conjunction with the consolidated financial statements and the related notes included in this report.

Results of Operations

Year Ended December 27, 2003 Compared to the Year Ended December 28, 2002

      Consolidated net sales from continuing operations for fiscal 2003 increased $52.1 million, or 4.9%, to $1,112.5 million from $1,060.4 million in fiscal 2002. The sales increase is primarily due to an industry increase in the average selling price of passenger and light truck tires in addition to a continuing trend of selling more high performance, higher priced tires.

      Gross profit increased $12.0 million, or 6.1%, to $209.9 million in fiscal 2003 from $197.9 million in fiscal 2002 due primarily to an increase in sales of the Company’s higher margin tires and wheels, partially offset by an aggressive first quarter 2003 marketing program, which resulted in reduced margins on certain products. Gross profit as a percentage of sales increased 0.2% to 18.9% in fiscal 2003 compared to 18.7% in fiscal 2002.

      Selling, general, and administrative expenses increased $2.2 million to $168.7 million in fiscal 2003 compared to $166.5 million in fiscal 2002. The slight increase in selling, general and administrative expenses is primarily due to increased costs associated with the Company’s group health plan ($2.3 million), higher freight costs ($1.1 million) and other net increases ($1.9 million) partially offset by a reduction in amortization expense ($2.0 million) relating to noncompete agreements that ended during fiscal 2003 and a reduction in the provision for doubtful accounts ($1.1 million). As a percentage of sales, selling, general and administrative expenses decreased to 15.2% in fiscal 2003 compared to 15.7% in fiscal 2002.

      Interest expense decreased $4.6 million in fiscal 2003 to $14.1 million from $18.7 million in fiscal 2002 due primarily to the Company’s repurchase of the majority of its Series D Senior Notes in 2002 (see “Repurchase of Senior Notes” below), as well as a decline in interest rates on the Company’s Revolver.

      Pre-tax income for fiscal 2003 was $27.2 million resulting in an income tax provision of $11.1 million compared to pre-tax income of $62.7 million in fiscal 2002 resulting in an income tax provision of $24.8 million. Pre-tax income for fiscal 2002 includes the $49.8 million gain on repurchase of Series D Senior Notes and the related income tax provision of $19.7 million. Excluding the gain on repurchase of Series D Senior Notes, fiscal 2003 pre-tax income increased $14.2 million from fiscal 2002. The effective tax rate for fiscal 2003 is approximately 41% compared to 40% in fiscal 2002.

      Loss from discontinued operations for fiscal 2003 was approximately $0.1 million, net of income tax benefits of $57 thousand, compared to $0.5 million, net of income tax benefits of $0.3 million, for fiscal 2002. The 2003 loss from discontinued operations is primarily due to adjustments to estimated liabilities for leases where the Company is a guarantor.

Year Ended December 28, 2002 Compared to the Year Ended December 29, 2001

      Consolidated net sales from continuing operations for fiscal 2002 decreased $47.5 million, or 4.3%, to $1,060.4 million from $1,107.9 million in fiscal 2001. The sales decrease is due primarily to the sale of the Haas retail stores in October 2001 ($20.2 million or 1.8%), the sale of Winston in May 2001 ($15.8 million or 1.4%) and the exit of the Company’s parts line of products in the Western division in fiscal 2001 ($2.4 million or 0.2%). Other net sales declined by $9.1 million, or 0.9%, in fiscal 2002 compared to fiscal 2001 due primarily to weaker consumer demand from an overall slower economy.

      Gross profit in fiscal 2002 decreased by $12.5 million, or 6.0%, to $197.9 million compared to $210.4 million in fiscal 2001. This decrease is due primarily to the sale of the Haas retail stores, the sale of Winston and the exit of the Company’s parts line of products in the Western division. As a percentage of sales, gross profit decreased to 18.7% in fiscal 2002 compared to 19.0% in fiscal 2001. This decline in margin is primarily due to weaker consumer demand creating competitive pricing pressure. The fiscal 2002 margin decline is offset by a $5.0 million charge in fiscal 2001 for inventory impairments resulting from a management decision to exit the majority of the Company’s parts line of products in the Western division.

      Selling, general, and administrative expenses decreased $39.8 million in fiscal 2002 representing 15.7% of sales, compared to 18.6% of sales in fiscal 2001. The decrease in selling, general and administrative expenses is primarily due to the Company’s cost reduction initiatives as well as discontinued amortization of the Company’s goodwill as required by new accounting standards.

      During fiscal 2002, the Company recorded charges of approximately $0.3 million primarily relating to the closure of certain of its facilities in the Western region as a result of warehouse consolidations initiated to streamline operations. The majority of those charges relate to estimated future rentals of the closed facilities.

      Interest expense decreased $9.9 million in fiscal 2002 to $18.7 million from $28.6 million in fiscal 2001 due primarily to the Company’s repurchase of the majority of its Series D Senior Notes in 2002 (see “Repurchase of Senior Notes” below), as well as a decline in interest rates on the Company’s Revolver.

      Pre-tax income for fiscal 2002 was $62.7 million resulting in an income tax provision of $24.8 million compared to a pre-tax loss of $23.8 million in fiscal 2001 resulting in a tax benefit of $6.2 million. Pre-tax income for fiscal 2002 includes the $49.8 million gain on repurchase of Series D Senior Notes and the related income tax provision of $19.7 million. Excluding the gain on repurchase of the Series D Senior Notes, fiscal 2002 pre-tax income increased $36.7 million from fiscal 2001. The effective tax rate in fiscal 2002 is approximately 40% compared to 26% in fiscal 2001, which is lower than expected primarily due to non-deductible goodwill amortization.

      Loss from discontinued operations for fiscal 2002 was approximately $0.5 million, net of income tax benefits of $0.3 million, compared to $0.8 million, net of income tax benefits of $0.5 million, for fiscal 2001.

The fiscal 2002 loss from discontinued operations is primarily due to adjustments to estimated liabilities for leases where the Company is a guarantor.

EBITDA

      The Company evaluates performance based on several factors, of which the primary financial measure is earnings from continuing operations before interest, taxes, depreciation and amortization and gain on repurchase of Series D Senior Notes (“EBITDA”). EBITDA should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with accounting principles generally accepted in the United States. EBITDA as calculated and presented here may not be comparable to EBITDA as calculated and presented by other companies. The following table is a reconciliation of income (loss) from continuing operations to EBITDA:

	Year Ended

	December 27,	December 28,	December 29,
	2003	2002	2001

	(dollars in thousands)
Income (loss) from continuing operations	$16,087	$37,910	$(17,555)
Interest expense	14,082	18,705	28,639
Provision (benefit) for income taxes	11,089	24,783	(6,243)
Depreciation and amortization of goodwill and other intangibles	6,957	8,610	17,532
Gain on repurchase of Series D Senior Notes	—	(49,759)	—

EBITDA	$48,215	$40,249	$22,373

      EBITDA from continuing operations increased $8.0 million to $48.2 million in fiscal 2003 compared to $40.2 million in fiscal 2002. The increase in EBITDA is a result of higher gross profit margins partially offset by an increase in selling, general and administrative expenses.

      EBITDA from continuing operations increased $17.9 million to $40.2 million in fiscal 2002 compared to $22.4 million in fiscal 2001. This increase in EBITDA is due primarily to the parts-related charge of $5.0 million taken in fiscal 2001 and decreased selling, general and administrative expenses in fiscal 2002 as a result of the Company’s cost reduction initiatives.

Critical Accounting Policies and Estimates

      The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions (see Note 1 in the Notes to Consolidated Financial Statements included in Item 8 of this report). The Company considers certain accounting policies, as described below, to be critical policies due to the high degree of judgment and complexity involved in each.

Revenue Recognition

      The Company recognizes revenue when delivery is made to the customer. The Company also permits customers from time to time to return certain products but there is no contractual right of return. The Company continuously monitors and tracks such returns and records an estimate of such future returns, based on historical experience and actual returns experienced for a specified time following the end of the period. While such returns have historically been within management’s expectations and the provisions established have been adequate, the Company cannot guarantee that it will continue to experience the same return rates that it has in the past. If future returns increase significantly, operating results would be adversely affected.

Allowance for Doubtful Accounts

      The allowance for doubtful accounts provides for losses believed to be inherent within the Company’s accounts receivable balance. Management evaluates both the creditworthiness of specific customers and the overall probability of losses based upon an analysis of the overall aging of receivables, past collection trends and general economic conditions. Management believes, based on its review, that the allowance for doubtful accounts is adequate to cover potential losses. Actual results may vary as a result of unforeseen economic events and the impact those events could have on our customers.

Valuation of Goodwill and Other Intangible Assets

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 revises the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are tested for impairment annually and more frequently in the event of an impairment indicator. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives, and reviewed for impairment at least annually. The Company adopted the provisions of SFAS No. 142 effective first quarter of fiscal 2002. In accordance with SFAS No. 142, the Company performed the required annual impairment test in fiscal 2003 and fiscal 2002 and determined that no goodwill impairment existed. The Company will continue to perform goodwill impairment reviews annually or more frequently if facts or circumstances warrant a review. Future adverse developments in market conditions or the Company’s current or projected operating results could cause the fair value of the Company’s goodwill to fall below the carrying value, requiring an impairment charge.

Deferred Taxes

      The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. Management has evaluated the Company’s deferred tax assets and has concluded that the realizability of the deferred tax assets is “more likely than not” except as it relates to certain state net operating loss carry-forwards (“NOLs”). Accordingly, a valuation allowance of $1.0 million was provided at December 27, 2003, unchanged from December 28, 2002. The valuation allowance relates to certain deferred tax assets that in management’s assessment may not be realized due to the sale of Winston in May 2001. This evaluation considered the historical and long-term expected profitability of the Company’s continuing operations, the sale of the Company’s retail segment, the efficiencies gained from efforts initiated in 2001 to streamline operations and the gain on repurchase of the Series D Senior Notes as well as the reduction in interest expense relating to the repurchase of the Company’s Series D Senior Notes (see discussion in “Liquidity and Capital Resources” below). The Company’s current year operations result in taxable income in fiscal 2003 and the Company is forecasting taxable income in fiscal 2004 and the foreseeable future. The Company believes that taxable income generated in future years will be sufficient to utilize the remaining net deferred tax assets. The Company’s ability to generate future taxable income is dependent on numerous factors including general economic conditions, the state of the replacement tire market and other factors beyond management’s control. Therefore, there can be no assurance that the Company will meet its expectation of future taxable income. Changes in expected future income could lead to an additional valuation allowance against deferred tax assets.

Discontinued Operations

      Effective May 15, 2001, the Company completed a transaction pursuant to a Stock Purchase Agreement to sell all the capital stock in Winston to Performance Management, Inc. for a purchase price of approximately $10.0 million. As of December 27, 2003, $2.8 million of the purchase price remains outstanding and a reserve is maintained for the full amount. The Company has initiated legal proceedings to collect the $2.8 million. This segment has been reflected as a discontinued operation in the accompanying consolidated financial statements and previously reported financial results for all periods have been restated to reflect this treatment.

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

      The Company’s receivable/ administrative claim of approximately $2.0 million due from Winston was fully recovered in the third quarter of 2002 by a return of merchandise of approximately $0.5 million and the receipt of certain unencumbered trademark rights for the state of California as a result of the rejection of licenses by Winston. The intangible asset recorded for this trademark is being amortized on a straight-line basis over a period of five years.

      On September 12, 2002, the United States Bankruptcy Court for the Central District of California approved a sale of substantially all the assets of Winston to the Goodyear Tire and Rubber Company, Inc., which sale closed in late December 2002. Thereafter, in January 2003 upon motion, the Bankruptcy Court converted the Winston bankruptcy case from a Chapter 11 to a Chapter 7 proceeding.

      The only significant remaining liability related to discontinued operations is the exposure related to leases that the Company has guaranteed. As of December 27, 2003, total obligations of the Company, as guarantor on the Winston leases, is approximately $13.8 million extending over 15 years. However, the Company has secured assignments or sublease agreements for the vast majority of these commitments with contractually assigned or subleased rental of approximately $11.7 million. A provision has been made for the estimated shortfall of $2.1 million. In January 2004, the Company executed an agreement to settle any and all claims relating to one of the Winston guarantee leases resulting in a net reduction of $1.6 million of that shortfall. The accrual for lease liabilities could be materially affected by factors such as the credit worthiness of lessors, assignees and sublessees and the Company’s success at negotiating early termination agreements with lessors. These factors are significantly dependent on general economic conditions. While the Company believes that its current estimates of discontinued operations liabilities are adequate, it is possible that future events could require significant adjustments to those estimates.

Liquidity and Capital Resources

      At December 27, 2003 the combined net indebtedness (net of cash) of the Company was $179.4 million compared to $193.7 million at December 28, 2002. Total commitments by the lenders under the Company’s Revolver were $180.0 million at December 27, 2003, of which $43.7 million was available for additional borrowings. The amount available to borrow is limited by the Borrowing Base computation, as defined in the agreement.

Cash Flows from Operating Activities

      The Company’s principal source of cash during fiscal 2003 was provided by operations. Net cash from operating activities increased to $17.7 million for fiscal 2003, an increase of $4.2 million, compared to $13.5 million in fiscal 2002. The increase is primarily due to improvements in the Company’s gross profit margins and an overall increase in the profitability of the Company (excluding the gain on repurchase of the Series D Senior Notes in 2002), partially offset by an increase in the Company’s ending inventory balance at December 27, 2003. Net working capital at December 27, 2003 totaled $99.0 million, compared to $83.1 million at December 28, 2002, an increase of $15.9 million.

      Net cash from operating activities increased to $13.5 million in fiscal 2002, an increase of $15.3 million, compared to $(1.8) million in fiscal 2001 due primarily to improvements in the business operations, reductions in selling, general and administrative expenses and a decrease in interest expense resulting from the Series D Senior Note repurchase in 2002.

Cash Flows from Investing Activities

      Net cash from investing activities decreased $15.3 million from $13.4 million in fiscal 2002 to $(1.9) million in fiscal 2003 due primarily to proceeds from the Company’s sales leaseback transaction in fiscal 2002 which generated net proceeds of $13.3 million. Capital expenditures remained consistent from fiscal 2002 to fiscal 2003. Capital expenditures during fiscal 2003 of $2.5 million were primarily for warehouse racking, leasehold improvements and information technology upgrades. In fiscal 2001, the Company’s net cash from investing activities was $8.2 million and was primarily provided by the total proceeds of $11.5 million received from the sale of discontinued operations and the Haas distribution outlets.

Cash Flows from Financing Activities

      Net cash from financing activities decreased $13.3 million in fiscal 2003 due primarily to the repurchase of Series D Senior Notes in fiscal 2002, offset by proceeds from the issuance of preferred stock and additional borrowings on the Revolver, both of which were used in part for the Series D Senior Note repurchase. Net cash from financing activities of $0.5 million in fiscal 2001 was provided by proceeds received from the sale of preferred stock reduced by payments on the Company’s Revolver and long-term debt.

Revolving Credit Facility

      At December 27, 2003, the Company’s Revolver, as amended, provides for borrowings in the aggregate principal amount of up to the lesser of $180.0 million, less defined reserves, or the Borrowing Base, as defined in the agreement, which is based on 85% of eligible accounts receivable plus 50% - 65% of eligible inventories, less defined reserves.

      Borrowings under the Revolver bear interest at (i) the Base Rate, as defined, plus the applicable margin (1.25% as of December 27, 2003) or (ii) the Eurodollar Rate, as defined, plus the applicable margin (2.50% as of December 27, 2003). These margins are subject to performance-based step-downs resulting in margins ranging from 0.75% to 2.0% for Base Rate loans and 2.0% to 3.5% for Eurodollar Rate loans, respectively. At December 27, 2003, borrowings under the Revolver were at a weighted average interest rate of 4.2%.

      The Revolver, as amended, requires the Company to meet certain financial requirements, including minimum EBITDA, fixed charge coverage and tangible capital funds, all as defined, and minimum loan availability as well as certain covenants which, among other things, restrict the ability of the Company to incur additional indebtedness; enter into guarantees; make loans and investments; make capital expenditures; declare dividends; engage in mergers, consolidations and asset sales; enter into transactions with affiliates; create liens and encumbrances; enter into sale/leaseback transactions; modify material agreements; and change the business it conducts. As of December 27, 2003, the Company was in compliance with these covenants, as amended. The Company’s obligations under the Revolver are guaranteed by all subsidiaries of the Company and are secured by all inventories and accounts receivable. The Revolver term expires in March 2005, and is extendable by the Company and the banks for an additional five years.

      On March 19, 2004, the Company executed a Third Amended and Restated Loan and Security Agreement (the “Amended Revolver”). The Borrowers to the Amended Revolver are the Company, The Speed Merchant, Inc., T.O. Haas Holding Co., Inc. and T.O. Haas Tire Company, Inc. The Amended Revolver provides for borrowings in the aggregate principal amount of up to the lesser of $245.0 million, less defined reserves, or the Borrowing Base, as defined. The Amended Revolver requires the Company to meet a fixed charge coverage test, as defined, as well as certain covenants, which among other things, restrict the ability of the Company to incur additional indebtedness; enter into guarantees; make loans and investments; make capital expenditures; declare dividends; engage in mergers, consolidations and asset sales; enter into transactions with affiliates; create liens and encumbrances; enter into sale/leaseback transactions; modify material agreements; and change the business it conducts. The Company’s obligations under the Amended Revolver are secured by all inventories and accounts receivable. The Amended Revolver expires February 15, 2008.

      During the second quarter 2003, the Company entered into an interest rate swap agreement (“Swap”) to manage exposure to fluctuations in interest rates. The Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At December 27, 2003, the Swap in place covers a notional amount of $50.0 million of indebtedness at a fixed interest rate of 2.14% and expires in June 2006. This Swap has not been designated for hedge accounting treatment. Accordingly, the Company recognizes the fair value of the Swap in the accompanying consolidated balance sheets and any changes in the fair value are recorded as adjustments to interest expense in the accompanying consolidated statements of operations. The fair value of the Swap is the estimated amount that the Company would pay or receive to terminate the agreement at the reporting date. As of December 27, 2003, the fair value of the Swap was an asset of $0.2 million, and is included in other assets in the accompanying consolidated balance sheet. As a result of the change in fair value, $0.2 million net reductions to interest expense were recorded for the year ended December 27, 2003.

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

Repurchase of Senior Notes

      On March 27, 2002, the Company repurchased $121.4 million in outstanding principal amount of the Series D Senior Notes (“Senior Notes”) due in 2008 at a purchase price of $535 per $1,000 in face amount of Senior Notes, plus accrued and unpaid interest of $4.5 million. The Company funded the repurchase of the Senior Notes through several debt restructuring transactions (“Restructuring Transactions”). The Restructuring Transactions consisted of (i) an amendment to the Company’s Revolver to provide additional availability, (ii) a sale and leaseback of three of the Company’s tire distribution warehouses generating cash proceeds of $13.9 million and (iii) an equity investment of $28.9 million from the issuance of 9,637,592 shares of Series D preferred stock to the Company’s existing stockholders. Concurrently with the repurchase of the Senior Notes, the Company, the Subsidiary Guarantors and the Trustee executed the Fourth Supplemental Indenture to the Indenture. The amendments to the Indenture were effected primarily to permit the Restructuring Transactions and make other required modifications.

Contractual Commitments

      As described in Notes 4 and 6 in the Notes to Consolidated Financial Statements included in Item 8 of this report, as of December 27, 2003, the Company had certain cash obligations associated with contractual commitments. The amounts due under these commitments are as follows (in millions):

	Total	2004	2005	2006	2007	2008	Thereafter

Long-term debt (variable rate)	$124.1	$—	$124.1	$—	$—	$—	$—
Long-term debt (fixed rate)	44.0	2.4	12.7	0.1	0.1	28.6	0.1
Accrued interest	1.2	1.2	—	—	—	—	—
Operating leases, net of sublease income	121.5	23.2	18.9	14.8	13.5	11.3	39.8
Capital leases	14.6	0.5	—	—	—	—	14.1

Total contractual cash obligations	$305.4	$27.3	$155.7	$14.9	$13.6	$39.9	$54.0

      The Company also has certain letters of credit outstanding at December 27, 2003 in the aggregate amount of $5.8 million.

      In addition to the above, the Company has contingent obligations relating to the redemption of its Series A preferred stock ($6.5 million at December 27, 2003) and Series B preferred stock ($4.0 million at December 27, 2003). On October 31, 2003, the Company amended and restated its articles of incorporation to eliminate the redemption clause of the Series C and Series D preferred stock (see Note 11 in the Notes to Consolidated Financial Statements included in Item 8 of this report). As a result, the Company has no contingent obligations relating to the redemption of its Series C preferred stock and Series D preferred stock. The Series A and B preferred stock each contain a provision whereby upon the early termination of the Tire Supply Agreement (see Note 6 in the Notes to Consolidated Financial Statements included in Item 8 of this report), the Company shall redeem all shares of preferred stock outstanding at a price equal to the sum of the stated value and the applicable premium, as defined, plus all accrued and unpaid dividends. If at any time a change of control occurs, as defined, the Supplier may request redemption of all outstanding shares. Otherwise, the Series A preferred stock and Series B preferred stock are redeemable beginning in December 2002 and June 2007, respectively. However, so long as amounts are outstanding or commitments to lend have not been terminated under the Revolver, the Senior Notes and other agreements entered into in connection therewith, including any replacement agreement which results in a greater principal amount outstanding, or if any default or event of default has occurred and is continuing under any such debt agreements or would result from such payments, the Company may not make any dividends or redemption payments in respect to the preferred stock. In addition, as long as any shares of Series A preferred stock or Series B preferred stock remain outstanding, no dividends may be paid on Series C preferred stock and Series D preferred stock. The Series B stated value is reduced based upon tire purchase credits as determined by the number of units purchased under the Winston Private Brand Supply Agreement. See Note 10 in the Notes to Consolidated Financial Statements included in Item 8 of this report. In June 2003, the Company redeemed 500 shares of the Series A preferred stock for $0.5 million.

Recently Issued Accounting Pronouncements

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.” This statement contains a number of changes under existing Generally Accepted Accounting Principles (“GAAP”), including the elimination of extraordinary item classification of most debt extinguishments that was previously required under SFAS No. 4. The Company adopted the provisions of SFAS No. 145 in the first quarter of fiscal 2003, which required reclassification of the Company’s 2002 extraordinary gain (see Note 8 in the Notes to Consolidated Financial Statements included in Item 8 of this report).

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost (other than employee termination benefits), as defined, was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted the provisions of SFAS No. 146 in the first quarter of fiscal 2003. The adoption of this statement had no material impact on the Company’s consolidated financial position or results of operations.

      In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others-an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34.” FIN 45 elaborates on the disclosures to be made regarding obligations under certain guarantees in interim and annual financial statements. It also clarifies the requirement of a guarantor to recognize a liability at the inception of the guarantee based on the fair value of the obligation. The provisions relating to the initial recognition and measurement of a liability are applicable on a prospective basis for guarantees issued or modified subsequent to December 31, 2002. The Company adopted the disclosure provisions of this statement during 2002. The liability recognition provisions of this statement were adopted in the first quarter of fiscal 2003 and had no material impact on the Company’s consolidated financial position or results of operations.

      In November 2002, the EITF reached a consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Considerations Received from a Vendor.” Issue No. 02-16 provides guidance on how cash consideration received by a customer or reseller should be classified in the customer’s statement of earnings. Issue No. 02-16 is effective for all transactions with vendors after December 31, 2002. The Company adopted Issue No. 02-16 in the first quarter of fiscal 2003. The adoption had no material impact on the Company’s consolidated financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation.” The transition guidance and annual disclosure provisions are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. At this time, the Company has not voluntarily adopted the fair value method of accounting under SFAS No. 123. However, appropriate disclosures about the effect on reported net income of the Company’s accounting policy with respect to stock-based employee compensation are provided (see Note 1 in the Notes to Consolidated Financial Statements included in Item 8 of this report).

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS No. 149 in the third quarter of fiscal 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

      In November 2003, the EITF reached a consensus on Issue No. 03-10, “Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers”. Issue No. 03-10 provides guidance on the accounting for consideration received by a reseller in the form of a reimbursement by the vendor for honoring the vendors’ sales incentives offered directly to consumers. The transition provisions apply prospectively to arrangements with vendors entered into or modified in fiscal periods beginning in the Company’s first fiscal quarter in 2004. The Company does not expect the adoption of Issue No. 03-10 to have a material impact on the Company’s consolidated financial position or results of operations.

      In December 2003, the Staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which supercedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements and revises the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” that have been codified in Topic 13. SAB 104 was effective immediately and did not have a material impact on the Company’s consolidated financial reporting and disclosures.

Item 7a.	Quantitative and Qualitative Disclosure About Market Risk.

      The Company’s results of operations are exposed to changes in interest rates primarily with respect to borrowings under the Revolver, where interest rates are tied to the Base Rate, as defined in the agreement, or LIBOR. At December 27, 2003, the Company had $124.1 million outstanding under the Revolver, of which $74.1 million was not hedged by an interest rate swap agreement and was thus subject to exposure to interest rate changes. An increase of 1% in such interest rate percentages would increase the annual interest expense by $0.7 million, based on borrowings that have not been hedged at December 27, 2003. See Note 4 in the Notes to Consolidated Financial Statements included in Item 8 of this report for more information regarding the Company’s interest rate swap agreement.

Item 8.     Financial Statements and Supplementary Data.

Report of Independent Auditors

To the Board of Directors and Stockholders of

American Tire Distributors, Inc. and Subsidiaries:

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American Tire Distributors, Inc. and subsidiaries (the “Company”, formerly Heafner Tire Group, Inc.) at December 27, 2003 and December 28, 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The Company’s consolidated financial statements as of December 29, 2001, and for the year ended December 29, 2001, prior to the revisions described in Note 1 to the consolidated financial statements, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated March 22, 2002.

      As discussed in Note 1 to these consolidated financial statements, the Company changed its accounting for goodwill and other intangible assets in 2002.

      As discussed above, the consolidated financial statements of the Company as of December 29, 2001, and for the year ended December 29, 2001, were audited by other independent accountants who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of December 30, 2001. We audited the transitional disclosures described in Note 1. In our opinion, the transitional disclosures for 2001 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 5, 2004

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

      AS DISCUSSED IN NOTE 1, THE COMPANY HAS REVISED ITS FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 29, 2001 TO INCLUDE THE TRANSITIONAL DISCLOSURES REQUIRED BY STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142, “GOODWILL AND OTHER INTANGIBLE ASSETS.” THE ANDERSEN REPORT DOES NOT EXTEND TO THESE CHANGES. THE REVISIONS TO THE 2001 FINANCIAL STATEMENTS RELATED TO THESE TRANSITIONAL DISCLOSURES WERE REPORTED ON BY PRICEWATERHOUSECOOPERS LLP, AS STATED IN THEIR REPORT APPEARING HEREIN.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Heafner Tire Group, Inc. and Subsidiaries:

      We have audited the accompanying consolidated balance sheets of Heafner Tire Group, Inc. (a Delaware Corporation) and subsidiaries as of December 29, 2001*, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 29, 2001*. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heafner Tire Group, Inc. and subsidiaries as of December 29, 2001*, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2001*, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Charlotte, North Carolina

March 22, 2002

*	The Company’s consolidated balance sheet as of December 29, 2001 and the consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 1999 and December 30, 2000 are not included in this Form.

American Tire Distributors, Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	December 27,	December 28,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$3,326	$2,693
Accounts receivable, net of allowance for doubtful accounts of $1,112 and $1,231 in 2003 and 2002, respectively	96,120	94,674
Inventories	174,051	156,722
Deferred income taxes	6,462	3,785
Other current assets	10,625	11,899

Total current assets	290,584	269,773

Property and equipment, net	17,662	20,634
Goodwill, net	93,940	93,940
Other intangible assets, net	2,238	3,572
Deferred income taxes	8,849	18,440
Other assets	5,730	4,911

Total assets	$419,003	$411,270

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$170,716	$165,409
Accrued expenses	17,952	17,993
Current maturities of long-term debt	2,919	3,298

Total current liabilities	191,587	186,700

Revolving credit facility and other long-term debt	137,044	149,793
Series D Senior Notes	28,600	28,600
Capital lease obligations	14,153	14,709
Other liabilities	4,590	3,944
Redeemable preferred stock (Note 10)	10,535	11,035
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock (Note 11)	50,944	46,035
Common stock, par value $.01 per share; 50,000,000 shares authorized; 5,086,917 shares issued and outstanding	51	51
Additional paid-in capital	22,388	22,388
Warrants	1,782	1,782
Note receivable from sale of stock	(17)	(17)
Accumulated deficit	(42,654)	(53,750)

Total stockholders’ equity	32,494	16,489

Total liabilities and stockholders’ equity	$419,003	$411,270

The accompanying notes are an integral part of these financial statements.

American Tire Distributors, Inc.

Consolidated Statements of Operations

(dollars in thousands)

	For the Fiscal Year Ended

	December 27,	December 28,	December 29,
	2003	2002	2001

Net sales	$1,112,512	$1,060,394	$1,107,894
Cost of goods sold	902,619	862,521	897,472

Gross profit	209,893	197,873	210,422
Selling, general and administrative expenses	168,737	166,522	206,343

Operating income	41,156	31,351	4,079
Other income (expense):
Interest expense	(14,082)	(18,705)	(28,639)
Gain on repurchase of Series D Senior Notes	—	49,759	—
Other income, net	102	288	762

Income (loss) from continuing operations before income taxes	27,176	62,693	(23,798)
Provision (benefit) for income taxes	11,089	24,783	(6,243)

Income (loss) from continuing operations	16,087	37,910	(17,555)
Loss from discontinued operations, net of income tax benefit of $57, $316 and $514	(82)	(483)	(769)
Loss on disposal of discontinued operations, net of income tax benefit of $3,606	—	—	(12,616)

Net income (loss)	$16,005	$37,427	$(30,940)

The accompanying notes are an integral part of these financial statements.

American Tire Distributors, Inc.

Consolidated Statements of Stockholders’ Equity

(dollars in thousands, except share amounts)

							Notes
	Preferred Stock		Class A				Receivable
	(Note 11)		Common Stock		Additional		From
					Paid-in		Sale	Accumulated
	Shares	Amount	Shares	Amount	Capital	Warrants	of Stock	Deficit	Total

Balance, December 30, 2000	—	$—	5,286,917	$53	$23,981	$1,137	$(1,046)	$(55,114)	$(30,989)
Net loss	—	—	—	—	—	—	—	(30,940)	(30,940)
Repurchase of common stock	—	—	(175,000)	(2)	(1,376)	—	800	—	(578)
Dividends on redeemable preferred stock Series C	—	—	—	—	—	—	—	(1,081)	(1,081)
Other	—	—	25,000	—	146	—	(94)	—	52

Balance, December 29, 2001	—	—	5,136,917	51	22,751	1,137	(340)	(87,135)	(63,536)
Net income	—	—	—	—	—	—	—	37,427	37,427
Repurchase of common stock	—	—	(50,000)	—	(363)	—	323	—	(40)
Issuance of warrants	—	—	—	—	—	645	—	—	645
Preferred stock Series C	1,333,334	13,080	—	—	—	—	—	—	13,080
Preferred stock Series D	9,637,592	28,913	—	—	—	—	—	—	28,913
Dividends on preferred stock Series C	—	1,440	—	—	—	—	—	(1,440)	—
Dividends on preferred stock Series D	—	2,602	—	—	—	—	—	(2,602)	—

Balance, December 28, 2002	10,970,926	46,035	5,086,917	51	22,388	1,782	(17)	(53,750)	16,489

Net income	—	—	—	—	—	—	—	16,005	16,005
Dividends on preferred stock Series C	—	1,440	—	—	—	—	—	(1,440)	—
Dividends on preferred stock Series D	—	3,469	—	—	—	—	—	(3,469)	—

Balance, December 27, 2003	10,970,926	$50,944	5,086,917	$51	$22,388	$1,782	$(17)	$(42,654)	$32,494

The accompanying notes are an integral part of these financial statements.

American Tire Distributors, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the Fiscal Year Ended

	December 27,	December 28,	December 29,
	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$16,005	$37,427	$(30,940)
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operating activities:
Loss from discontinued operations, net of income taxes	82	483	769
Loss on disposal of discontinued operations, net of income taxes	—	—	12,616
Gain on repurchase of Series D Senior Notes	—	(49,759)	—
Depreciation and amortization of goodwill and other intangibles	6,957	8,610	17,532
Amortization of other assets	1,208	1,221	1,247
Deferred income taxes	6,915	22,570	(6,809)
Change in assets and liabilities:
Accounts receivable, net	(1,446)	(2,751)	7,376
Inventories	(17,329)	(2,510)	28,016
Other current assets	1,274	(1,692)	(3,014)
Accounts payable and accrued expenses	5,317	5,735	(30,204)
Other	(1,326)	(5,827)	1,645

Net cash provided by (used in) continuing operating activities	17,657	13,507	(1,766)

Net cash used in discontinued operations	—	—	(6,069)

Cash flows from investing activities:
Net proceeds from sale of discontinued operations	—	—	9,111
Net proceeds from sale of Haas distribution outlets	—	—	2,420
Net proceeds from sale-leaseback transaction	—	13,285	—
Purchase of property and equipment	(2,491)	(2,059)	(6,060)
Proceeds from sale of property and equipment	612	2,187	2,712
Other	(50)	—	—

Net cash provided by (used in) investing activities	(1,929)	13,413	8,183

Cash flows from financing activities:
Net proceeds from (repayments of) revolving credit facility and other long-term debt	(10,939)	13,960	(8,947)
Repurchase of Series D Senior Notes	—	(64,959)	—
Proceeds received from issuance of preferred stock	—	28,913	12,000
Principal payments on long-term debt	(3,656)	(6,232)	(1,350)
Common stock repurchase	—	(40)	(578)
Series A preferred stock redemption	(500)	—	—
Other	—	—	(669)

Net cash provided by (used in) financing activities	(15,095)	(28,358)	456

Net increase (decrease) in cash and cash equivalents	633	(1,438)	804
Cash and cash equivalents, beginning of year	2,693	4,131	3,327

Cash and cash equivalents, end of year	$3,326	$2,693	$4,131

Supplemental disclosures of cash flow information:
Cash payments for interest	$13,345	$18,234	$26,551

Cash payments for taxes, net	$2,592	$3,230	$498

The accompanying notes are an integral part of these financial statements.

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements

1.	Nature of Business and Significant Accounting Policies:

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

      The Company is an independent distributor of tires, custom wheels, automotive service equipment and related products to the replacement market. The Company’s customer base is comprised primarily of independent tire dealers with other customers representing national retail chains, service stations and other automotive dealer and repair facilities. The Company operates as one business segment with 60 distribution centers serving all or parts of 35 states located in the Southeastern and Mid-Atlantic regions, portions of the Northeast, Midwest and the West Coast of the United States.

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of American Tire Distributors, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

      Certain prior period amounts have been reclassified to conform to the current period presentation.

Fiscal Year

      The Company’s fiscal year ends on the Saturday closest to each December 31. The fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001 each included 52 weeks.

Cash and Cash Equivalents

      The Company includes cash, demand deposits and highly liquid investments with initial maturities of less than three months in cash and cash equivalents in its consolidated financial statements.

Revenue Recognition and Concentration of Credit Risk

      The Company recognizes revenue when delivery is made to the customer. In the normal course of business, the Company extends credit, on open accounts, to its customers after performing a credit analysis based on a number of financial and other criteria. The Company performs ongoing credit evaluations of its customers’ financial condition and does not normally require collateral; however, letters of credit and other security are occasionally required for certain new and existing customers. Allowances are maintained for estimated potential credit losses.

      The Company permits customers from time to time to return certain products but there is no contractual right of return. The Company continuously monitors and tracks such returns and records an estimate of such future returns, based on historical experience and actual returns experienced for a specified time following the end of the period.

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

Fair Value of Financial Instruments

      Carrying value approximates fair value as it relates to cash and cash equivalents, accounts receivable and accounts payable due to the short-term maturity of those instruments. The fair value of the Company’s long-term debt approximates its carrying value.

Inventories

      Inventories consist primarily of automotive tires, wheels and accessories and are valued at the lower of cost, determined on the first-in, first-out (FIFO) method, or market. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. Terms with a majority of the Company’s tire vendors allow return of tire products, within limitations, specified in their supply agreements. All of the Company’s inventories are held as collateral under the revolving credit facility (“Revolver”).

Property and Equipment

      Property and equipment are recorded at cost and depreciation, which includes the amortization of assets recorded under capital lease obligations, is determined by using a combination of the straight-line method and declining-balance method based on the following estimated useful lives:

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

Deferred Financing Costs

      Costs incurred in connection with financing activities (Note 4) are capitalized and amortized on a straight-line basis and charged to interest expense over the life of the associated debt in the accompanying consolidated statements of operations. The unamortized balance of these deferred costs included in the accompanying consolidated balance sheets was $2.5 million and $3.7 million at December 27, 2003 and December 28, 2002, respectively. In connection with the repurchase of $121.4 million in outstanding principal amount of the Series D Senior Notes (Note 8), the Company wrote off approximately $4.0 million of unamortized deferred financing costs associated with the Series D Senior Notes. The charge has been included as an offset to the gain on repurchase of Series D Senior Notes in the accompanying consolidated statements of operations in fiscal 2002.

Goodwill and Other Intangible Assets

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. This statement also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill. SFAS No. 142 revises the accounting for purchased goodwill and intangible assets. Under

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment annually and more frequently in the event of an impairment indicator. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives, and reviewed for impairment at least annually. The Company adopted the provisions of SFAS No. 142 in the first quarter of fiscal 2002.

      The provisions of SFAS No. 142 require that a two-step test be performed to assess goodwill for impairment. First, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. In accordance with SFAS No. 142, the Company performed the required annual impairment test in fiscal 2003 and fiscal 2002 and determined that no goodwill impairment existed.

      Goodwill represents the excess of the purchase price over the fair value of the net assets of the acquired entities. Prior to adopting SFAS No. 142, goodwill was amortized on a straight-line basis over a period of 15 years. Although no amortization expense was recognized in fiscal 2003 and 2002, the accompanying consolidated statements of operations include amortization of goodwill applicable to continuing operations of $7.5 million in fiscal 2001. Accumulated amortization of goodwill at December 27, 2003 and December 28, 2002 was $22.6 million.

      The following table illustrates the comparable adjusted net income (loss) for the fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001, respectively (in thousands):

	December 27,	December 28,	December 29,
	2003	2002	2001

Reported net income (loss)	$16,005	$37,427	$(30,940)
Add back: goodwill amortization, net of income tax benefit of $0, $0 and $465	—	—	7,083

Adjusted net income (loss)	$16,005	$37,427	$(23,857)

      Other intangible assets, which represent noncompete agreements and other intangibles, are being amortized on a straight-line basis over periods ranging from two to seven years. Amortization of other intangibles applicable to continuing operations was $1.4 million, $3.2 million and $3.0 million in fiscal 2003, 2002 and 2001, respectively. Accumulated amortization at December 27, 2003 and December 28, 2002 was $2.0 million and $12.9 million, respectively. In fiscal 2003, the Company wrote off fully amortized balances of $12.2 million relating to intangible assets.

Shipping and Handling Costs

      Outbound shipping and handling costs are classified as selling, general and administrative expenses in the accompanying consolidated statements of operations. Such expenses totaled $67.5 million, $65.0 million and $62.2 million for the years ended December 27, 2003, December 28, 2002 and December 29, 2001, respectively.

Vendor Rebates

      The Company receives rebates from its vendors under a number of different programs. These rebates are recorded as a reduction to cost of goods sold in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Considerations Received from a Vendor.”

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

Cooperative Advertising and Marketing Programs

      The Company participates in cooperative advertising and marketing programs (“co-op”) with its vendors. Co-op funds used to offset specific costs in selling the vendor’s products are reported as a reduction of selling, general and administrative expenses at the time the qualifying advertising and marketing expenses are incurred. Co-op funds not used to offset specific costs and excess co-op funds are used to offset cost of goods sold in accordance with EITF Issue No. 02-16.

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

Derivative Instruments and Hedging Activities

      In first quarter 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149. This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. This statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met and that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. The adoption of this statement had no material impact on the Company’s financial position and results of operations.

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

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

      The following information is presented as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123 (in thousands):

	Year Ended

	December 27,	December 28,	December 29,
	2003	2002	2001

Net income (loss), as reported	$16,005	$37,427	$(30,940)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(371)	(440)	(525)

Pro forma net income (loss)	$15,634	$36,987	$(31,465)

      The weighted average fair value of options granted during fiscal 2003, 2002 and 2001 estimated on the date of grant using the Black-Scholes option pricing model was $1.00, $0.55 and $4.11, respectively. The fair value of options granted in fiscal 2003, 2002 and 2001 were determined using the following assumptions: a risk-free interest rate of 4.05%, 4.93% and 6.10%, respectively, no dividend yield, expected life of 10 years which equals the lives of the grants, and no expected volatility.

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

Recently Issued Accounting Pronouncements

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.” This statement contains a number of changes under existing GAAP, including the elimination of extraordinary item classification of most debt extinguishments that was previously required under SFAS No. 4. The Company adopted the provisions of SFAS No. 145 in the first quarter of fiscal 2003, which required reclassification of the Company’s 2002 extraordinary gain (Note 8).

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost (other than employee termination benefits), as defined, was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted the provisions of SFAS No. 146 in the first quarter of fiscal 2003. The adoption of this statement had no material impact on the Company’s consolidated financial position or results of operations.

      In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others-an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34.” FIN 45 elaborates on the disclosures to be made regarding obligations under certain guarantees in interim and annual financial statements. It also clarifies the requirement of a guarantor to recognize a liability at the inception of the guarantee based on the fair value of the obligation. The provisions relating to the initial

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

recognition and measurement of a liability are applicable on a prospective basis for guarantees issued or modified subsequent to December 31, 2002. The Company adopted the disclosure provisions of this statement during 2002. The liability recognition provisions of this statement were adopted in the first quarter of fiscal 2003 and had no material impact on the Company’s consolidated financial position or results of operations.

      In November 2002, the EITF reached a consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Considerations Received from a Vendor.” Issue No. 02-16 provides guidance on how cash consideration received by a customer or reseller should be classified in the customer’s statement of earnings. Issue No. 02-16 is effective for all transactions with vendors after December 31, 2002. The Company adopted Issue No. 02-16 in the first quarter of fiscal 2003. The adoption had no material impact on the Company’s consolidated financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation.” The transition guidance and annual disclosure provisions are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. At this time, the Company has not voluntarily adopted the fair value method of accounting under SFAS No. 123. However, appropriate disclosures about the effect on reported net income of the Company’s accounting policy with respect to stock-based employee compensation are provided (see “Stock Options” above).

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS No. 149 in the third quarter of fiscal 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

      In November 2003, the EITF reached a consensus on Issue No. 03-10, “Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.” Issue No. 03-10 provides guidance on the accounting for consideration received by a reseller in the form of a reimbursement by the vendor for honoring the vendors’ sales incentives offered directly to consumers. The transition provisions apply prospectively to arrangements with vendors entered into or modified in fiscal periods beginning in the

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

Company’s first fiscal quarter in 2004. The Company does not expect the adoption of Issue No. 03-10 to have a material impact on the Company’s consolidated financial position or results of operations.

      In December 2003, the Staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which supercedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements and revises the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” that have been codified in Topic 13. SAB 104 was effective immediately and did not have a material impact on the Company’s consolidated financial reporting and disclosures.

2.     Income Taxes:

      The following summarizes the components of the Company’s income tax provision (benefit) on income (loss) from continuing operations for fiscal 2003, 2002 and 2001 (in thousands):

	Year Ended

	December 27,	December 28,	December 29,
	2003	2002	2001

Federal —
Current provision (benefit)	$2,318	$(40)	$—
Deferred provision (benefit)	6,776	21,499	(5,042)

	9,094	21,459	(5,042)
State —
Current provision	1,821	2,778	566
Deferred provision (benefit)	174	546	(1,767)

	1,995	3,324	(1,201)

Total provision (benefit)	$11,089	$24,783	$(6,243)

      Actual income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35% in fiscal 2003, 2002 and 2001 as a result of the following (in thousands):

	Year Ended

	December 27,	December 28,	December 29,
	2003	2002	2001

Income tax provision (benefit) computed at the federal statutory rate	$9,512	$21,943	$(8,329)
Amortization of nondeductible goodwill	—	—	2,286
State income taxes, net of federal income tax benefit	1,297	2,636	(780)
Other	280	204	580

Income tax provision (benefit)	$11,089	$24,783	$(6,243)

      Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes and (b) operating loss and tax credit carry-forwards. The tax effects of the significant temporary

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

differences which comprise deferred tax assets and liabilities at December 27, 2003 and December 28, 2002, are as follows (in thousands):

	December 27,	December 28,
	2003	2002

Deferred tax assets —
Net operating loss carry-forwards	$2,603	$11,134
Accrued expenses and liabilities	5,392	5,160
Employee benefits	2,238	1,735
Inventory cost capitalization	2,054	1,717
Depreciation, amortization and write-off of intangibles	1,516	1,850
Other	2,909	2,456
Valuation allowance	(1,044)	(1,044)

Gross deferred tax assets	15,668	23,008

Deferred tax liabilities —
Other	(357)	(783)

Gross deferred tax liabilities	(357)	(783)

Net deferred tax assets	$15,311	$22,225

      The above amounts have been classified in the accompanying consolidated balance sheets as follows (in thousands):

	December 27,	December 28,
	2003	2002

Deferred tax assets —
Current	$6,462	$3,785
Noncurrent	8,849	18,440

	$15,311	$22,225

      Management has evaluated the Company’s deferred tax assets and has concluded that the realizability of the deferred tax assets is “more likely than not” except as it relates to certain state net operating loss carry-forwards (“NOLs”). Accordingly, a valuation allowance of $1.0 million was provided at December 27, 2003, unchanged from December 28, 2002. The valuation allowance relates to certain deferred tax assets that in management’s assessment may not be realized due to the sale of Winston Tire Company (“Winston”) in May 2001. This evaluation considered the historical and long-term expected profitability of the Company’s continuing operations, the sale of the Company’s retail segment, the efficiencies gained from efforts initiated in 2001 to streamline operations and the gain on repurchase of the Series D Senior Notes as well as the reduction in interest expense relating to the repurchase of the Company’s Series D Senior Notes. The Company’s current year operations result in taxable income in fiscal 2003 and the Company is forecasting taxable income in fiscal 2004 and the foreseeable future. The Company believes that taxable income generated in future years will be sufficient to utilize the remaining net deferred tax assets. The Company’s ability to generate future taxable income is dependent on numerous factors including general economic conditions, the state of the replacement tire market and other factors beyond management’s control. Therefore, there can be no assurance that the Company will meet its expectation of future taxable income. Changes in expected future income could lead to an additional valuation allowance against deferred tax assets.

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

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

limitations on the use of NOLs and tax credits would depend on the value of the equity of the Company and the amount of “built-in gain” or “built-in loss” in the Company’s assets at the time of the “change in control”, which cannot be known at this time.

3.     Property and Equipment:

      The following table represents the Company’s property and equipment at December 27, 2003 and December 28, 2002 (in thousands):

	December 27,	December 28,
	2003	2002

Land	$1,553	$1,603
Buildings and leasehold improvements	15,524	15,598
Machinery and equipment	11,248	11,199
Furniture and fixtures	10,237	10,420
Vehicles and other	1,259	1,150

Total property and equipment	39,821	39,970
Less — Accumulated depreciation	(22,159)	(19,336)

Property and equipment, net	$17,662	$20,634

      Depreciation expense for the years ended December 27, 2003, December 28, 2002 and December 29, 2001 was $5.6 million, $5.4 million and $7.0 million, respectively.

4.     Long-term Debt and Other Financing Arrangements:

Long-term Debt

      The following table represents the Company’s long-term debt at December 27, 2003 and December 28, 2002 (in thousands):

	December 27,	December 28,
	2003	2002

Revolving credit facility and other long-term debt	$139,406	$152,535
Series D Senior Notes	28,600	28,600
Capital lease obligations	14,710	15,265

	182,716	196,400
Less — Current maturities	(2,919)	(3,298)

	$179,797	$193,102

Revolving Credit Facility

      At December 27, 2003, the Company’s Revolver, as amended, provides for borrowings in the aggregate principal amount of up to the lesser of $180.0 million, less defined reserves, or the Borrowing Base, as defined in the agreement, which is based on 85% of eligible accounts receivable plus 50% - 65% of eligible inventories less defined reserves.

      Borrowings under the Revolver bear interest at (i) the Base Rate, as defined, plus the applicable margin (1.25% as of December 27, 2003) or (ii) the Eurodollar Rate, as defined, plus the applicable margin (2.50% as of December 27, 2003). These margins are subject to performance-based step-downs resulting in margins ranging from 0.75% to 2.0% for Base Rate loans and 2.0% to 3.5% for Eurodollar Rate loans, respectively. At December 27, 2003, borrowings under the Revolver were at a weighted average interest rate of 4.2%.

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

      The Revolver, as amended, requires the Company to meet certain financial requirements, including minimum EBITDA, fixed charge coverage and tangible capital funds, all as defined, and minimum loan availability as well as certain covenants which, among other things, restrict the ability of the Company to incur additional indebtedness; enter into guarantees; make loans and investments; make capital expenditures; declare dividends; engage in mergers, consolidations and asset sales; enter into transactions with affiliates; create liens and encumbrances; enter into sale/leaseback transactions; modify material agreements; and change the business it conducts. As of December 27, 2003, the Company was in compliance with these covenants, as amended. The Company’s obligations under the Revolver are guaranteed by all subsidiaries of the Company and are secured by all inventories and accounts receivable. The Revolver term expires in March 2005, and is extendable by the Company and the banks for an additional five years.

      On March 19, 2004, the Company executed a Third Amended and Restated Loan and Security Agreement (see Note 14).

Derivative Instruments

      During the second quarter 2003, the Company entered into an interest rate swap agreement (“Swap”) to manage exposure to fluctuations in interest rates. The Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At December 27, 2003, the Swap in place covers a notional amount of $50.0 million of indebtedness at a fixed interest rate of 2.14% and expires in June 2006. This Swap has not been designated for hedge accounting treatment. Accordingly, the Company recognizes the fair value of the Swap in the accompanying consolidated balance sheets and any changes in the fair value are recorded as adjustments to interest expense in the accompanying consolidated statements of operations. The fair value of the Swap is the estimated amount that the Company would pay or receive to terminate the agreement at the reporting date. As of December 27, 2003, the fair value of the Swap was an asset of $0.2 million, and is included in other assets in the accompanying consolidated balance sheet. As a result of the change in fair value, $0.2 million net reductions to interest expense were recorded for the year ended December 27, 2003.

Senior Notes

      The Series D Senior Notes (“Senior Notes”) have an annual coupon of 10% and are redeemable at the Company’s option, in whole or in part, at any time, on or after May 15, 2003, at certain redemption prices. In addition, the Company can redeem up to 35% of the original principal amount of the Senior Notes at 110% of par with one or more public equity offerings. The Senior Notes are due May 2008 and interest is payable semi-annually on May 15 and November 15 of each year commencing November 15, 1999. The Senior Notes contain certain covenants that, among other things, limits the ability of the Company to incur indebtedness; make restricted payments; make certain distributions; sell assets; enter into certain affiliate transactions; sell or issue capital stock of restricted subsidiaries; incur liens; enter into sale/leaseback transactions; and engage in mergers and consolidations.

      On March 27, 2002, the Company repurchased $121.4 million in outstanding principal amount of the Senior Notes at a purchase price of $535 per $1,000 in face amount, plus accrued and unpaid interest of $4.5 million. See Note 8 for more information on the repurchase of the Senior Notes.

Capital Lease Obligations

      On March 27, 2002, the Company completed an agreement for the sale and leaseback of three of its owned facilities generating cash proceeds of $13.9 million. The Company reports this transaction as a capital lease using direct financing lease accounting. As such, the Company recorded a $14.0 million capital lease obligation during the first quarter of 2002. The Company has determined that all cash paid to the lessor is

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

properly recorded as interest expense and that the capital lease obligation will be reduced when the Company no longer has continuing involvement with the properties. The initial term of the lease is for 20 years, followed by two, 10-year renewal options. The annual rent paid under the terms of the lease is $1.6 million annually (paid quarterly) and is adjusted for Consumer Price Index changes every two years. In addition, the purchaser received warrants to purchase 153,597 shares of the Company’s common stock. The warrants have a term of 10 years with a stated exercise price of $3.00 per warrant. The Company recorded these warrants at fair value and has presented them as a component of stockholders’ equity.

Aggregate Maturities

      Aggregate maturities of long-term debt at December 27, 2003, are as follows (in thousands):

2004	$2,919
2005	136,841
2006	54
2007	53
2008	28,657
Thereafter	14,192

$182,716

5.	Employee Benefits:

401(k) Plans

      The Company maintains a qualified profit sharing and 401(k) plan for eligible employees. All accounts are funded based on employee contributions to the plan, with the limits of such contributions determined by the Board of Directors. Effective January 1, 2002, the benefit formulas for all divisions were determined to be a match of 50% of participant contributions, up to 6% of their compensation. In prior years, depending on the division, the plan either matched 50% of the participant’s contributions up to 6% of their compensation or matched 50% of the first 2% of participant contributions and 6% of the remaining contribution up to a total of 6% of their compensation. The plan also provides for contributions in such amounts as the Board of Directors may annually determine for the profit sharing portion of the plan. Employees vest in the 401(k) match and profit sharing contribution over a 5-year period. The amount charged to selling, general and administrative expense applicable to continuing operations during the fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001, was $1.3 million, $1.1 million and $1.1 million, respectively.

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

      In the second quarter of 1999, the Company adopted the 1999 Stock Option Plan (the “1999 Plan”) in order to attract and retain employees (including officers), directors and independent contractors of the Company. The 1999 Plan, as amended, authorizes the issuance of up to 1,143,550 shares of voting common

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

stock under terms and conditions to be set by the Company’s Board of Directors. The options are divided into three tiers that vest over varying periods of time or upon the occurrence of certain events. All options expire 10 years from the date of grant. Shares issued upon exercise of options are subject to the terms and conditions of a stockholders agreement to be entered into by each recipient. Under the 1999 Plan, 51,650 options are vested as of December 27, 2003.

      In the second quarter of 2002, the Company adopted the 2002 Stock Option Plan (the “2002 Plan”) in order to attract and retain employees (including officers), directors and independent contractors of the Company. The 2002 Plan authorizes the issuance of up to 2,216,389 shares of voting common stock under terms and conditions to be set by the Company’s Board of Directors. In addition, 185,900 remaining options available for grant under the 1997 Plan and 712,350 remaining options available for grant under the 1999 Plan have been transferred to the 2002 Plan for a total of 3,114,639 options available for grant under the 2002 Plan. All options expire 10 years from the date of grant. Shares issued upon exercise of options are subject to the terms and conditions of a stockholders agreement to be entered into by each recipient. Under the 2002 Plan, 1,183,278 options are vested as of December 27, 2003.

      Stock option activity under the plans is as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at December 30, 2000 (553,535 exercisable)	1,359,100	$7.67
Granted	45,000	9.00
Exercised	(10,000)	1.10
Forfeited	(142,600)	7.96

Outstanding at December 29, 2001 (720,906 exercisable)	1,251,500	7.73
Granted	2,462,426	1.40
Forfeited	(566,500)	7.69

Outstanding at December 28, 2002 (940,739 exercisable)	3,147,426	2.79
Granted	198,308	3.00
Forfeited	(449,200)	8.65

Outstanding at December 27, 2003 (1,410,428 exercisable)	2,896,534	$1.89

      The following is summary information about the Company’s stock options outstanding at December 27, 2003:

		Weighted	Weighted		Weighted
	Outstanding at	Average	Average	Exercisable at	Average
Exercise	December 27,	Remaining	Exercise	December 27,	Exercise
Price	2003	Term (years)	Price	2003	Price

$1.10	66,000	3.43	$1.10	66,000	$1.10
1.40	2,462,426	8.46	1.40	984,970	1.40
3.00	198,308	9.04	3.00	198,308	3.00
7.48	109,500	4.74	7.48	109,500	7.48
9.00	60,300	6.21	9.00	51,650	9.00

	2,896,534	8.20	$1.89	1,410,428	$2.36

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

Deferred Compensation Plan

      The Company has a deferred compensation plan for its top executives and divisional employees covered by the executive bonus plan to encourage each participant to promote the long-term interests of the Company. Each participant is allowed to defer portions of their annual salary as well as bonuses received into the plan. In addition to employee deferrals, the Company makes contributions on behalf of its top executives and certain of the divisional employees in varying amounts. The plan provides that an employee who becomes a participant on or before November 23, 1998, shall be fully vested in all amounts credited to such participant’s account. The plan provides that an employee who becomes a participant after November 23, 1998 shall be at all times fully vested in elective deferrals into such participant’s account and, as to contributions made by the Company, shall vest at a rate of twenty percent (20%) per year as long as such participant is an employee on January 1 of each year. The deferred compensation plan may be altered and amended by the Company’s Board of Directors. The contributions made by the Company on behalf of its employees were not significant in fiscal 2003, 2002 or 2001.

6.     Commitments and Contingencies:

Leases

      The Company leases land, buildings, equipment and vehicles under various operating leases which expire between 2004 and 2019. Future minimum lease commitments, net of sublease income, for continuing operations at December 27, 2003 are as follows (in thousands):

2004	$23,205
2005	18,911
2006	14,849
2007	13,460
2008	11,335
Thereafter	39,791

$121,551

      Rent expense, net of sublease income, under these operating leases was $24.2 million in fiscal 2003, $24.5 million in fiscal 2002 and $25.8 million in fiscal 2001.

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

Purchase Commitments

      In May 1997, the Company entered into a purchase agreement with a supplier (the “Tire Supply Agreement” — see Note 10), which expires May 2007. Under the terms of the agreement, the Company has agreed to purchase all requirements of its “Winston” brand tires from Goodyear.

Legal Proceedings

      The Company is involved from time to time in various lawsuits, including alleged class action lawsuits arising out of the ordinary conduct of its business. Although no assurances can be given, management does not expect that any of these matters will have a material adverse effect on the Company’s business or financial

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

condition. The Company is also involved in various proceedings incidental to the ordinary course of its business. The Company believes, based on consultation with legal counsel, that none of these will have a material adverse effect on its financial condition or results of operations.

7.     Discontinued Operations:

      Effective May 15, 2001, the Company completed a transaction pursuant to a Stock Purchase Agreement to sell all the capital stock in Winston, its retail segment, to Performance Management, Inc. for a purchase price of approximately $10.0 million. As of December 27, 2003, $2.8 million of the purchase price remains outstanding and a reserve is maintained for the full amount. The Company has initiated legal proceedings to collect the $2.8 million. This segment has been reflected as a discontinued operation in the accompanying consolidated financial statements and previously reported financial results for all periods have been restated to reflect this treatment. For fiscal 2003, the Company recorded an additional loss from discontinued operations of $0.1 million, net of income tax benefit of $57 thousand.

      Net sales of discontinued operations in fiscal 2001 were approximately $48.3 million. Net sales from continuing operations in 2001 included approximately $15.8 million of inter-segment sales to Winston that have not been eliminated in the accompanying consolidated statements of operations.

      The Company remains liable as a guarantor on certain of Winston’s leases. As of December 27, 2003, total obligations of the Company, as guarantor on these leases, is approximately $13.8 million extending over 15 years. However, the Company has secured assignments or sublease agreements for the vast majority of these commitments with contractually assigned or subleased rental of approximately $11.7 million. A provision has been made for the estimated shortfall of $2.1 million. In January 2004, the Company executed an agreement to settle any and all claims relating to one of the Winston guarantee leases resulting in a net reduction of $1.6 million of that shortfall.

8.     Gain on Repurchase of Series D Senior Notes:

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

      The Company recorded a pre-tax gain of $49.8 million on the repurchase of the Senior Notes and a related income tax provision of $19.7 million for the year ended December 28, 2002.

9.     Warrants:

      In May 1997, in connection with the issuance of Senior Subordinated Debt (“Subordinated Debt”), the Company issued detachable warrants which permit the holder to acquire up to 1,034,000 shares of the Company’s common stock at $.01 per share. The warrants became exercisable immediately upon issuance and expire on May 7, 2007. The warrants may be exercised in whole or in part, but in no event later than the date of an initial public offering or a sale transaction. The Company recorded the warrants at fair value, which

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

resulted in a discount on the Subordinated Debt in the same amount. The warrants are presented as a component of stockholders’ equity.

      On March 27, 2002, in connection with the Restructuring Transactions (Note 8), the Company issued warrants to several vendors, which permit the holders to acquire up to 307,193 shares of the Company’s common stock at $.01 per share. The warrants expire on March 27, 2005. In addition, the Company issued warrants to the purchaser of the sale and leaseback transaction, which permit the purchaser to acquire 153,597 shares of the Company’s common stock. The warrants have a term of 10 years with a stated exercise price of $3.00 per warrant. The Company recorded these warrants at fair value and has presented them as a component of stockholders’ equity.

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

      The Series A and B preferred stock each contain a provision whereby upon the early termination of the Tire Supply Agreement (see Note 6), the Company shall redeem all shares of preferred stock outstanding at a price equal to the sum of the stated value and the applicable premium, as defined, plus all accrued and unpaid dividends. If at any time a change of control occurs, as defined, the Supplier may request redemption of all outstanding shares. However, so long as amounts are outstanding or commitments to lend have not been terminated under the Revolver, the Senior Notes and other agreements entered into in connection therewith, including any replacement agreement which results in a greater principal amount outstanding, or if any default or event of default has occurred and is continuing under any such debt agreements or would result from such payments, the Company may not make any dividend or redemption payments in respect to the Series A or B preferred stock.

Series A Preferred Stock

      The stated value of Series A preferred stock is $1,000 per share. Holders of Series A preferred stock are entitled to receive, when and if declared by the Board of Directors, cumulative cash dividends at an annual rate of 4%, subject to adjustment based on the volume of purchases from the Supplier. Additional dividends will accrue, when and if declared by the Board of Directors, and are payable on the last business day of January. For the fiscal years 2003, 2002 and 2001, the Company declared and paid a dividend based on a 4% rate. These amounts are included in interest expense in the accompanying consolidated statements of operations. The Series A preferred stock can be redeemed by the Company, beginning on the last business day of December 2002 and on the last business day of each June and December thereafter, through June 2007. In June 2003, the Company redeemed 500 shares of the Series A preferred stock for $0.5 million.

Series B Preferred Stock

      The stated value of Series B preferred stock is initially $1,000 per share, to be adjusted based on tire purchase credits as determined by the number of units purchased under the Tire Supply Agreement (see Note 6). Dividends on Series B preferred stock are payable, when and if declared by the Board of Directors, at the prime rate if the Company does not meet certain tire purchase requirements. The remaining value of Series B preferred stock shall be redeemed by the Company on the last business day of June 2007 at a price equal to the adjusted stated value plus all accrued and unpaid dividends.

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

      The following represents the Company’s issued and outstanding redeemable preferred stock, reflecting the amendment and modifications discussed in Note 11 below (dollars in thousands, except share amounts):

	December 27,	December 28,
	2003	2002

Redeemable preferred stock Series A — 4% cumulative; 7,000 shares authorized; 6,500 and 7,000 shares issued and outstanding, respectively	$6,500	$7,000
Redeemable preferred stock Series B — variable rate cumulative; 4,500 shares authorized, issued and outstanding	4,035	4,035

Total redeemable preferred stock	$10,535	$11,035

11.	Preferred Stock:

      In conjunction with the Restructuring Transactions (see Note 8), the Company amended and restated its articles of incorporation to increase the number of authorized shares of $.01 par value preferred stock from 1,344,834 to 10,982,426 shares. Of the 10,982,426 shares of preferred stock, 7,000 shares are initially designated Series A preferred stock, 4,500 shares are initially designated Series B preferred stock, 1,333,334 shares are initially designated Series C preferred stock and 9,637,592 shares are initially designated Series D preferred stock. Prior to this amendment, the Company had authorized and issued 7,000 shares of Series A preferred stock, 4,500 shares of Series B preferred stock and 1,333,334 shares of Series C preferred stock. On May 27, 2002, the Company issued 9,637,592 shares of Series D preferred stock.

      On October 31, 2003, the Company amended and restated its articles of incorporation to eliminate the redemption clause of the Series C and Series D preferred stock. No dividends have been declared or paid to date on the Series C or Series D preferred stock.

Series C Preferred Stock

      On April 2, 2001 the Company issued 1,333,334 shares of Series C preferred stock for $9.00 per share in exchange for $12.0 million in cash contributed by certain of its principal stockholders. Shares of Series C preferred stock accrue dividends at an annual rate of 12%. However, as long as any shares of Series A preferred stock or Series B preferred stock remain outstanding, no dividends may be paid. On March 27, 2002, the conversion price of the Series C preferred stock was reduced to $3.00 per common share.

Series D Preferred Stock

      On March 27, 2002, the Company issued 9,637,592 shares of Series D preferred stock for $3.00 per share in exchange for $28.9 million in cash contributed by certain of its principal stockholders. The proceeds were used to repurchase certain of the Company’s Senior Notes. Shares of Series D preferred stock accrue dividends at an annual rate of 12%. However, as long as any shares of Series A preferred stock or Series B preferred stock remain outstanding, no dividends may be paid. In addition, shares of Series D preferred stock are convertible into common stock at a conversion price of $3.00 per common share.

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

      The following represents the Company’s issued and outstanding preferred stock (dollars in thousands, except share amounts):

	December 27,	December 28,
	2003	2002

Preferred stock Series C — 12% cumulative; 1,333,334 shares authorized, issued and outstanding	$15,960	$14,520
Preferred stock Series D — 12% cumulative; 9,637,592 shares authorized, issued and outstanding	34,984	31,515

Total preferred stock	$50,944	$46,035

12.	Common Stock:

      On March 27, 2002, the Company amended and restated its articles of incorporation to authorize 50,000,000 shares of a single class (Class A) of $.01 par value common stock.

Restricted Stock

      The Company has given designated employees, officers, directors and independent contractors of the Company the opportunity to acquire restricted shares of Class A common stock. The Company’s Board of Directors administers the restricted stock arrangements, selects eligible participants, determines the number of shares to be offered to each participant and sets other applicable terms and conditions. As of December 27, 2003, a total of 80,000 restricted shares of Class A common stock were outstanding.

      Shares of restricted stock were issued by the Company at the fair market value at the date of issuance. Upon exercise of options granted under the Company’s employee stock option plans, the securities issued are shares of restricted stock. All shares of restricted stock are subject to the terms and conditions of a securities purchase and stockholders’ agreement entered into by each recipient.

13.	Related Party Transactions:

      On May 25, 2000, the Company purchased all of the outstanding common stock of T.O. Haas Holding Co., Inc. and T.O. Haas Tire Company, Inc. (collectively “Haas”), a tire wholesaler and distributor, located in Lincoln, Nebraska, as well as all of the outstanding common stock of Haas Investment Company (“Haas Investment”). In connection with the acquisition, the Company sold certain parcels of real estate, including substantially all of the assets of Haas Investment, and leased them back in a transaction, which closed on August 8, 2000. Total monthly payments under these leases are approximately $73,000. The leases expire July 31, 2010. Total rent expense of approximately $0.9 million, $0.9 million and $0.8 million is included in the accompanying statements of operations for fiscal 2003, 2002 and 2001, respectively.

      On October 12, 2001, Haas entered into an Asset Purchase Agreement with T.O. Haas, LLC (“Haas LLC”) for the sale of certain assets. The total purchase price was approximately $5.3 million, of which the Company received approximately $2.4 million in cash at closing. Haas LLC was formed by, among others, one of the executives of Haas. As of May 2002, this executive is no longer with the Company. A portion of the purchase price for the Company’s acquisition of Haas in second quarter 2000 was payable to this executive in the form of noncompete and stay put payments. In connection with the sale, such noncompete payments in the amount of $2.4 million were accelerated and such liability was satisfied as a reduction of the purchase price. Approximately $1.0 million of the purchase price is payable in the form of a promissory note (the “Note”) due in two equal annual installments, with first such payment paid January 2, 2002. The Note bears interest at 6%. As of January 3, 2003, the Note was paid in full. Stay put payments due to the executive

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

of $1.6 million were accelerated to coincide with the schedule of payments due under the Note. Liabilities assumed by the buyer totaled $0.7 million, reflecting the remainder of the purchase price.

      In connection with the sale described above, the Company entered into a Supply and Retail Distribution Agreement with Haas LLC. Prior to the executive leaving the Company in May 2002, total sales for fiscal 2002 included five months of sales to Haas LLC of $3.7 million. Total sales for fiscal 2001 included three months of sales to Haas LLC of $2.4 million.

      The Company expects to pay an advisory and monitoring fee not to exceed $200,000 annually to Charlesbank Capital Partners, LLC. As of December 27, 2003, the Company has recorded a liability for the 2003 payment, which was subsequently paid.

14.	Subsequent Event (Unaudited):

      On March 19, 2004, the Company executed a Third Amended and Restated Loan and Security Agreement (the “Amended Revolver”). The Borrowers to the Amended Revolver are the Company, The Speed Merchant, Inc., T.O. Haas Holding Co., Inc. and T.O. Haas Tire Company, Inc. The Amended Revolver provides for borrowings in the aggregate principal amount of up to the lesser of $245.0 million, less defined reserves, or the Borrowing Base, as defined. The Amended Revolver requires the Company to meet a fixed charge coverage test, as defined, as well as certain covenants, which among other things, restrict the ability of the Company to incur additional indebtedness; enter into guarantees; make loans and investments; make capital expenditures; declare dividends; engage in mergers, consolidations and asset sales; enter into transactions with affiliates; create liens and encumbrances; enter into sale/leaseback transactions; modify material agreements; and change the business it conducts. The Company’s obligations under the Amended Revolver are secured by all inventories and accounts receivable. The Amended Revolver expires February 15, 2008.

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

15.	Subsidiary Guarantor Financial Information:

      The Senior Notes are guaranteed on a full, unconditional and joint and several basis by all of the Company’s direct subsidiaries, each of which is wholly-owned. The condensed consolidating financial information for the Company is as follows (dollars in thousands, except per share amounts):

Condensed Consolidating Balance Sheets as of December 27, 2003 and December 28, 2002, are as follows:

	As of December 27, 2003

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$3,295	$31	$—	$3,326
Accounts receivable, net	71,058	25,062	—	96,120
Inventories	123,126	50,925	—	174,051
Other current assets	16,548	539	—	17,087
Intercompany receivables	72,159	—	(72,159)	—

Total current assets	286,186	76,557	(72,159)	290,584

Property and equipment, net	14,421	3,241	—	17,662
Goodwill and other intangible assets, net	51,441	44,737	—	96,178
Investment in subsidiaries	49,967	—	(49,967)	—
Other assets	14,142	437	—	14,579

Total assets	$416,157	$124,972	$(122,126)	$419,003

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$170,716	$—	$—	$170,716
Accrued expenses	16,408	1,544	—	17,952
Current maturities of long-term debt	2,915	4	—	2,919
Intercompany payables	—	72,159	(72,159)	—

Total current liabilities	190,039	73,707	(72,159)	191,587

Revolving credit facility and other long-term debt	137,044	—	—	137,044
Series D Senior Notes	28,600	—	—	28,600
Capital lease obligations	14,153	—	—	14,153
Other liabilities	3,292	1,298	—	4,590
Redeemable preferred stock	10,535	—	—	10,535
Stockholders’ equity:
Intercompany investment	—	49,454	(49,454)	—
Preferred stock	50,944	—	—	50,944
Common stock, par value $.01 per share; 50,000,000 shares authorized; 5,086,917 shares issued and outstanding	51	—	—	51
Additional paid-in capital	22,388	—	—	22,388
Warrants	1,782	—	—	1,782
Note receivable from sale of stock	(17)	—	—	(17)
Accumulated deficit	(42,654)	513	(513)	(42,654)

Total stockholders’ equity	32,494	49,967	(49,967)	32,494

Total liabilities and stockholders’ equity	$416,157	$124,972	$(122,126)	$419,003

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

	As of December 28, 2002

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$2,538	$155	$—	$2,693
Accounts receivable, net	67,514	27,160	—	94,674
Inventories	109,143	47,579	—	156,722
Other current assets	14,727	957	—	15,684
Intercompany receivables	81,757	—	(81,757)	—

Total current assets	275,679	75,851	(81,757)	269,773

Property and equipment, net	15,742	4,892	—	20,634
Goodwill and other intangible assets, net	51,856	45,656	—	97,512
Investment in subsidiaries	41,962	—	(41,962)	—
Other assets	22,812	539	—	23,351

Total assets	$408,051	$126,938	$(123,719)	$411,270

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$165,206	$203	$—	$165,409
Accrued expenses	15,994	1,999	—	17,993
Current maturities of long-term debt	3,298	—	—	3,298
Intercompany payables	—	81,757	(81,757)	—

Total current liabilities	184,498	83,959	(81,757)	186,700

Revolving credit facility and other long-term debt	149,793	—	—	149,793
Series D Senior Notes	28,600	—	—	28,600
Capital lease obligations	14,709	—	—	14,709
Other liabilities	2,927	1,017	—	3,944
Redeemable preferred stock	11,035	—	—	11,035
Stockholders’ equity:
Intercompany investment	—	49,453	(49,453)	—
Preferred stock	46,035	—	—	46,035
Common stock, par value $.01 per share;
50,000,000 shares authorized; 5,086,917 shares issued and outstanding	51	—	—	51
Additional paid-in capital	22,388	—	—	22,388
Warrants	1,782	—	—	1,782
Note receivable from sale of stock	(17)	—	—	(17)
Accumulated deficit	(53,750)	(7,491)	7,491	(53,750)

Total stockholders’ equity	16,489	41,962	(41,962)	16,489

Total liabilities and stockholders’ equity	$408,051	$126,938	$(123,719)	$411,270

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statements of Operations for the fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001 are as follows:

	For the Fiscal Year Ended
	December 27, 2003

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

Net sales	$788,475	$324,037	$—	$1,112,512
Cost of goods sold	635,780	266,839	—	902,619

Gross profit	152,695	57,198	—	209,893
Selling, general and administrative expenses	124,793	43,944	—	168,737

Operating income	27,902	13,254	—	41,156

Other income (expense):
Interest expense	(14,082)	—	—	(14,082)
Other income (expense), net	(166)	268	—	102
Equity in net income of subsidiaries	8,004	—	(8,004)	—

Income from continuing operations before income taxes	21,658	13,522	(8,004)	27,176
Provision for income taxes	5,571	5,518	—	11,089

Income from continuing operations	16,087	8,004	(8,004)	16,087
Loss from discontinued operations	(82)	—	—	(82)

Net income	$16,005	$8,004	$(8,004)	$16,005

	For the Fiscal Year Ended
	December 28, 2002

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

Net sales	$755,065	$305,329	$—	$1,060,394
Cost of goods sold	609,462	253,059	—	862,521

Gross profit	145,603	52,270	—	197,873
Selling, general and administrative expenses	117,719	48,803	—	166,522

Operating income	27,884	3,467	—	31,351

Other income (expense):
Interest expense	(18,650)	(55)	—	(18,705)
Gain on repurchase of Series D Senior Notes	49,759	—	—	49,759
Other income, net	25	263	—	288
Equity in net income of subsidiaries	2,313	—	(2,313)	—

Income from continuing operations before income taxes	61,331	3,675	(2,313)	62,693
Provision for income taxes	23,421	1,362	—	24,783

Income from continuing operations	37,910	2,313	(2,313)	37,910
Loss from discontinued operations	(483)	—	—	(483)

Net income	$37,427	$2,313	$(2,313)	$37,427

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

	For the Fiscal Year Ended
	December 29, 2001

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

Net sales	$757,094	$350,800	$—	$1,107,894
Cost of goods sold	611,388	286,084	—	897,472

Gross profit	145,706	64,716	—	210,422
Selling, general and administrative expenses	128,927	77,416	—	206,343

Operating income (loss)	16,779	(12,700)	—	4,079

Other income (expense):
Interest expense	(28,403)	(236)	—	(28,639)
Other income, net	720	42	—	762
Equity in net loss of subsidiaries	(9,123)	—	9,123	—

Loss from continuing operations before income taxes	(20,027)	(12,894)	9,123	(23,798)
Benefit for income taxes	(2,472)	(3,771)	—	(6,243)

Loss from continuing operations	(17,555)	(9,123)	9,123	(17,555)
Loss from discontinued operations	(769)	—	—	(769)
Loss on disposal of discontinued operations	(12,616)	—	—	(12,616)

Net loss	$(30,940)	$(9,123)	$9,123	$(30,940)

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statements of Cash Flows for the fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001 are as follows:

	For the Fiscal Year Ended
	December 27, 2003

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$16,005	$8,004	$(8,004)	$16,005
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Loss from discontinued operations	82	—	—	82
Depreciation and amortization of other intangibles and other assets	4,977	3,188	—	8,165
Deferred income taxes	6,915	—	—	6,915
Equity in net income of subsidiaries	(8,004)	—	8,004	—
Change in assets and liabilities:
Accounts receivable, net	(3,544)	2,098	—	(1,446)
Inventories	(13,983)	(3,346)	—	(17,329)
Other current assets	856	418	—	1,274
Accounts payable and accrued expenses	5,971	(654)	—	5,317
Other	(1,745)	419	—	(1,326)

Net cash provided by continuing operations	7,530	10,127	—	17,657

Cash flows from investing activities:
Purchase of property and equipment	(1,731)	(760)	—	(2,491)
Proceeds from sale of property and equipment	536	76	—	612
Intercompany	9,571	(9,571)	—	—
Other	(50)	—	—	(50)

Net cash provided by (used in) investing activities	8,326	(10,255)	—	(1,929)

Cash flows from financing activities:
Principal payments on long-term debt	(3,635)	(21)	—	(3,656)
Net proceeds from (repayments of) revolving credit facility and other long-term debt	(10,964)	25	—	(10,939)
Series A preferred stock redemption	(500)	—	—	(500)

Net cash provided by (used in) financing activities	(15,099)	4	—	(15,095)

Net increase (decrease) in cash and cash equivalents	757	(124)	—	633
Cash and cash equivalents, beginning of year	2,538	155	—	2,693

Cash and cash equivalents, end of year	$3,295	$31	$—	$3,326

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

	For the Fiscal Year Ended
	December 28, 2002

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$37,427	$2,313	$(2,313)	$37,427
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Loss from discontinued operations	483	—	—	483
Gain on repurchase of Series D Senior Notes	(49,759)	—	—	(49,759)
Depreciation and amortization of other intangibles and other assets	5,166	4,665	—	9,831
Deferred income taxes	18,843	3,727	—	22,570
Equity in net income of subsidiaries	(2,313)	—	2,313	—
Change in assets and liabilities:
Accounts receivable, net	(2,782)	31	—	(2,751)
Inventories	(5,575)	3,065	—	(2,510)
Other current assets	(2,547)	855	—	(1,692)
Accounts payable and accrued expenses	6,944	(1,209)	—	5,735
Other	(5,592)	(235)	—	(5,827)

Net cash provided by continuing operations	295	13,212	—	13,507

Cash flows from investing activities:
Net proceeds from sale-leaseback transaction	13,285	—	—	13,285
Purchase of property and equipment	(1,364)	(695)	—	(2,059)
Proceeds from sale of property and equipment	1,555	632	—	2,187
Intercompany	12,658	(12,658)	—	—

Net cash provided by (used in) investing activities	26,134	(12,721)	—	13,413

Cash flows from financing activities:
Principal payments on long-term debt	(5,188)	(1,044)	—	(6,232)
Net proceeds from revolving credit facility and other long-term debt	13,960	—	—	13,960
Proceeds received from issuance of preferred stock	28,913	—	—	28,913
Repurchase of Series D Senior Notes	(64,959)	—	—	(64,959)
Other	(40)	—	—	(40)

Net cash used in financing activities	(27,314)	(1,044)	—	(28,358)

Net decrease in cash and cash equivalents	(885)	(553)	—	(1,438)
Cash and cash equivalents, beginning of year	3,423	708	—	4,131

Cash and cash equivalents, end of year	$2,538	$155	$—	$2,693

American Tire Distributors, Inc.

Notes to Consolidated Financial Statements — (Continued)

	For the Fiscal Year Ended
	December 29, 2001

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$(30,940)	$(9,892)	$9,892	$(30,940)
Adjustments to reconcile net loss to net cash provided by (used in) continuing operating activities:
Loss from discontinued operations	—	769	—	769
Loss on disposal of discontinued operations	12,616	—	—	12,616
Depreciation and amortization of goodwill, other intangibles and other assets	9,893	8,886	—	18,779
Deferred income taxes	(6,809)	—	—	(6,809)
Equity in net loss of subsidiaries	9,892	—	(9,892)	—
Change in assets and liabilities:
Accounts receivable, net	5,977	1,399	—	7,376
Inventories	8,310	19,706	—	28,016
Other current assets	(5,059)	2,045	—	(3,014)
Accounts payable and accrued expenses	(28,071)	(2,133)	—	(30,204)
Other	291	1,354	—	1,645

Net cash provided by (used in) continuing operations	(23,900)	22,134	—	(1,766)

Net cash used in discontinued operations	—	(6,069)	—	(6,069)

Cash flows from investing activities:
Net proceeds from sale of discontinued operations	9,111	—	—	9,111
Net proceeds from sale of Haas distribution outlets	—	2,420	—	2,420
Purchase of property and equipment	(4,077)	(1,983)	—	(6,060)
Proceeds from sale of property and equipment	2,551	161	—	2,712
Intercompany	14,729	(14,729)	—	—

Net cash provided by (used in) investing activities	22,314	(14,131)	—	8,183

Cash flows from financing activities:
Principal payments on long-term debt	(315)	(1,035)	—	(1,350)
Net repayments of revolving credit facility	(8,947)	—	—	(8,947)
Proceeds received from issuance of preferred stock	12,000	—	—	12,000
Common stock repurchase	(578)	—	—	(578)
Other	(669)	—	—	(669)

Net cash provided by (used in) financing activities	1,491	(1,035)	—	456

Net increase (decrease) in cash and cash equivalents	(95)	899	—	804
Cash and cash equivalents, beginning of year	3,518	(191)	—	3,327

Cash and cash equivalents, end of year	$3,423	$708	$—	$4,131

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Item 9A.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

      Based on their evaluation as of the end of the period covered by this annual report on Form 10-K, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

      During the year ended December 27, 2003, there was no change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Position

Richard P. Johnson	56	Chairman, Chief Executive Officer and Director
William E. Berry	49	President and Chief Operating Officer
J. Michael Gaither	51	Executive Vice President, General Counsel and Secretary
Scott A. Deininger	41	Senior Vice President of Finance and Administration and Treasurer
Daniel K. Brown	50	Senior Vice President — Procurement
Phillip E. Marrett	53	Senior Vice President — Sales and Marketing
Joseph P. Donlan	57	Director
Kim G. Davis	50	Director
Tim R. Palmer	46	Director
Jon M. Biotti	35	Director
Todd Krasnow	46	Director
M. Lenny Pippin	56	Director

      Richard P. Johnson — Chairman, Chief Executive Officer and Director. Mr. Johnson became Chairman and Chief Executive Officer in May 2003. Mr. Johnson had been the Company’s President and Chief Executive Officer since January 2001 and prior to that time, served as President of the Company’s Southeast

Division. He joined ITCO as President and Chief Operating Officer in February 1997. He served as Senior Vice President of Albert Fisher Distribution from 1991 to 1994, and as its President and Chief Operating Officer from 1994 to 1996. Prior to that time, Mr. Johnson held a variety of management positions with Leprino Foods, Sargento Cheese and Kraft Foods. He holds an A.A. from Palm Beach College.

      William E. Berry — President and Chief Operating Officer. Mr. Berry became President and Chief Operating Officer in May 2003. Prior to that time, Mr. Berry had been the Company’s Executive Vice President and Chief Financial Officer since January 2002. Mr. Berry joined the Company in May 1998 as a result of the merger with ITCO Tire Company and served as Senior Vice President of Finance for the Southeast Division. Prior to that, he joined ITCO Tire Company as Controller in 1984 and served as its Senior Vice President of Finance until 1996. From 1996 to the merger with the Company, he served as ITCO’s Executive Vice President in charge of business development and sales and marketing. Prior to that, Mr. Berry held a variety of financial management positions for a subsidiary of the Dr. Pepper Company and also spent three years in a public accounting firm. He holds a B.S. in Business Administration from Virginia Tech.

      J. Michael Gaither — Executive Vice President, General Counsel and Secretary. Mr. Gaither became Executive Vice President in May 1999, and prior to that time served as the Company’s Senior Vice President, General Counsel and Secretary since joining the Company in 1991. He served as Treasurer from February 2001 to June 2003. Prior to that time, he was a lawyer in private practice for several years. He holds a B.A. from Duke University and received his J.D. from the University of North Carolina-Chapel Hill.

      Scott A. Deininger — Senior Vice President of Finance and Administration and Treasurer. Mr. Deininger joined the Company in July 2003. Prior to that, Mr. Deininger served as Vice President and Corporate Controller of Safety-Kleen Corporation from January 2001 to June 2003. From April 1998 to January 2001, Mr. Deininger served as Vice President of Finance and Chief Financial Officer of Carmeuse North America and held various other financial management positions within the company. Prior to joining Carmeuse, Mr. Deininger spent eight years with KPMG. Mr. Deininger is a Certified Public Accountant and holds a B.S. in Accounting from York College of Pennsylvania.

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

      Joseph P. Donlan — Director. Mr. Donlan has been a Director since May 1997. He is Managing Director of Brown Brothers Harriman & Co. and Co-Manager of its 1818 Mezzanine Fund, and 1818 Mezzanine Fund II, L.P. Mr. Donlan joined Brown Brothers Harriman & Co. in 1970 in the firm’s Trade Finance Group. Prior to organizing the 1818 Mezzanine Fund, Mr. Donlan managed Brown Brothers Harriman & Co.’s New York commercial banking activities. Previously, Mr. Donlan served as the firm’s Senior Credit Officer and became a member of the firm’s Credit Committee on which he continues to serve. He is a graduate of Georgetown University and received an M.B.A. from Rutgers University. Mr. Donlan also serves on the Board of Directors of National Auto Receivables Liquidation, Inc., One Call Medical, Inc., Wise Foods, Inc., Fiber Composites Corp., DB Companies, Inc., Psychiatric Solutions, Inc., Ranpack Corp. and Caliber Collision Corp.

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

      Todd Krasnow — Director. Mr. Krasnow is the cofounder and Chairman of ZOOTS, The Cleaner Cleaner. Prior to becoming Chairman, Mr. Krasnow was the Chief Executive Officer of ZOOTS. Prior to ZOOTS, he was Executive Vice President of Sales and Marketing for Staples. He joined Staples as part of its original management team in 1986, before it opened its first office superstore in the country. During his 12 years with Staples, Mr. Krasnow helped launch the company’s California operations, ran the company’s international joint ventures and started the company’s catalog operation. Mr. Krasnow serves on several local non-profit boards. He is also a general partner in Orchid Partners, a venture capital firm. Mr. Krasnow graduated from Cornell University and from Harvard Business School in 1983.

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

Code of Conduct

      The Company has adopted a code of conduct that applies to all of its employees, including its principal executive officer, principal financial officer and principal accounting officer. A copy of the Company’s code of conduct is available, free of charge, upon written request sent to the legal department at the Company’s corporate offices located at 12200 Herbert Wayne Court, Suite 150, Huntersville, NC 28078.

Audit Committee Financial Expert

      The Company’s Board of Directors has determined that M. Lenny Pippin, director and member of the audit committee, is an Audit Committee Financial Expert, as defined under Item 401 of Regulation S-K. Mr. Pippin is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

Item 11.	Executive Compensation.

Summary Compensation Table

      The following table contains information concerning the compensation for services in all capacities to the Company for the fiscal years 2003, 2002 and 2001 of the following “Named Executive Officers,” who are those persons who (a) served during the fiscal year ended December 27, 2003 as the Chief Executive Officer of the

Company and, (b) were, at December 27, 2003, the other four most highly compensated executive officers of the Company who earned more than $100,000 in salary and bonus in 2003.

					Long-Term
					Compensation
		Annual Compensation
					Securities
				Other Annual	Underlying	All Other
	Fiscal Year	Salary	Bonus	Compensation	Options/SARs	Compensation
Name and Principal Position	Ended	($)	($)	($)(a)	(#)(b)	($)(c)

Richard P. Johnson	12/27/03	500,000	145,745	—	—	32,885
Chairman, Chief	12/28/02	443,846	141,730	—	812,601	31,300
Executive Officer	12/29/01	400,000	141,730	—	—	35,325
William E. Berry	12/27/03	300,000	72,409	—	—	22,500
President and Chief	12/28/02	255,192	56,291	—	615,606	21,300
Operating Officer	12/29/01	215,000	56,291	—	—	27,040
J. Michael Gaither	12/27/03	270,000	72,409	—	—	22,500
Executive Vice President,	12/28/02	267,577	56,291	—	443,237	21,300
General Counsel and	12/29/01	261,000	56,291	—	—	24,890
Secretary
Daniel K. Brown	12/27/03	250,000	72,409	—	—	22,000
Senior Vice President —	12/28/02	247,846	56,291	—	295,491	20,800
Procurement	12/29/01	242,000	56,291	—	—	27,299
Phillip E. Marrett	12/27/03	225,000	72,409	—	—	15,288
Senior Vice President —	12/28/02	198,769	56,291	—	295,491	4,800
Sales and Marketing	12/29/01	190,000	56,291	—	—	7,013

(a)	This column includes amounts for perquisites and other personal benefits that, in the aggregate, did not exceed the reporting threshold of $50,000 or 10% of total annual salary and bonus.
(b)	This column includes stock options granted in 2002 under the Company’s stock option plans, which is discussed below under “— Stock Option Plans.” 984,970 options granted in 2002 vested as of December 27, 2003. The remaining options vest as described in “— Stock Option Plans,” below.
(c)	This column includes amounts of Company contributions to qualified 401(k) and deferred compensation plans.

Option/SAR Grants in 2003

      No stock options or stock appreciation rights were granted to the Named Executive Officers during fiscal 2003.

      No options to purchase common stock were exercised by the Named Executive Officers during the 12 months ended December 27, 2003.

Stock Option Plans

      The Company has adopted three stock option plans, the Amended and Restated 1997 Stock Option Plan, the 1999 Stock Option Plan and the 2002 Stock Option Plan, all of which are designed to motivate designated employees, officers, directors and independent contractors of the Company by encouraging them to acquire a proprietary interest in the Company. The Company’s Board of Directors, acting through the compensation committee, administers the stock option plans, selects eligible participants, determines the number of shares subject to each option granted under the stock option plans and sets other terms and conditions applicable to participants in the stock option plans. As of December 27, 2003, the maximum aggregate number of shares which may be issued under the stock option plans is 3,799,639 shares of Class A common stock.

      The stock option plans provide for the grant to designated employees, officers, directors and independent contractors of the Company of options to purchase shares of Class A common stock. The compensation committee has sole authority to select those individuals to whom options may be granted and to determine the number of shares of Class A common stock that will be issuable upon exercise of the options granted. The purchase price for shares of Class A common stock issuable upon exercise of the options granted is fixed by the compensation committee, but cannot be less than the fair market value of the Class A common stock, as determined in good faith by the Company’s Board of Directors, if the corresponding option is intended to qualify as an incentive stock option under the Internal Revenue Code. As of December 27, 2003, options to purchase an aggregate of 2,896,534 shares of Class A common stock, at prices ranging from $1.10 to $9.00 per share, were outstanding under the stock option plans.

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

Restricted Stock

      The Company has given designated employees, officers, directors and independent contractors of the Company the opportunity to acquire restricted shares of Class A common stock. The Company’s Board of Directors administers the restricted stock arrangements, selects eligible participants, determines the number of shares to be offered to each participant and sets other applicable terms and conditions. As of December 27, 2003, a total of 80,000 restricted shares of Class A common stock were outstanding.

      Shares of restricted stock were issued by the Company at the fair market value at the date of issuance. Upon exercise of options granted under the Company’s employee stock option plans, the securities issued are shares of restricted stock. All shares of restricted stock are subject to the terms and conditions of a securities purchase and stockholders’ agreement (the “restricted stock agreement”) entered into by each option recipient. The restricted stock agreement prohibits the transfer of restricted shares except for transfers:

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

      The Company has the right to repurchase all of a participating stockholder’s shares upon the termination of that stockholder’s employment by the Company due to cause or by the stockholder other than for good reason (each as defined in the restricted stock agreement) or the death of the participating stockholder. A participating stockholder may require the Company to repurchase all of such stockholder’s shares if that stockholder is terminated by the Company without cause or terminates his or her employment for good reason (as defined in the restricted stock agreement). The repurchase price for shares of stock subject to the restricted stock agreement is generally their fair market value. The repurchase price for shares of stock subject to the restricted stock agreement in the case where a stockholder is terminated for certain specified cause events or violates his or her confidentiality or noncompete obligations is either their original purchase price or a price derived from the Company’s “Net Equity Value” (as defined in the restricted stock agreement) at the time of repurchase, whichever is lower. Under the restricted stock agreements entered into in May 1999, the repurchase rights described in this paragraph are exercisable by Charlesbank and other principal stockholders to the extent not exercised by the Company. The restricted stock agreements terminate on the earlier to occur of a public offering that meets specified conditions and the tenth anniversary of the date of the agreement.

Compensation of Directors

      During the year ended December 27, 2003, directors who were not employees of the Company, nominees of The 1818 Mezzanine Fund, or Charlesbank Capital were paid an annual fee of $10,000 and a fee of $2,000 for each board meeting attended.

Compensation Committee Interlocks and Insider Participation

      During 2003, Kim Davis and M. Lenny Pippin served on a compensation committee of the Company’s Board of Directors, which reviewed and recommended executive compensation for the Named Executive Officers and other executives of the Company. All compensation recommendations of the executive committee were reviewed by and subject to the approval of the full Board of Directors of the Company.

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

Executive Bonus Plan

      Bonuses are paid on the basis of the Company’s and/or the individual regional profitability results versus the pre-established targets. The compensation committee of the board recommends the performance-based targets for these bonuses and for each participant or group of participants in the divisions. The Board of Directors must approve these targets.

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

Deferred Compensation Plan

      In 1999, the Company established a deferred compensation plan for its top executives and regional employees covered by the executive bonus plan to encourage each participant to promote the long-term interests of the Company. Each participant is allowed to defer portions of their annual salary as well as bonuses received into the plan. In addition to employee deferrals, the Company makes contributions on behalf of its top executives and certain of the regional employees in varying amounts. The plan provides that an employee who becomes a participant on or before November 23, 1998, shall be fully vested in all amounts credited to such participant’s account. The plan provides that an employee who becomes a participant after November 23, 1998 shall be at all times fully vested in elective deferrals into such participant’s account and as to contributions made by the Company shall vest at a rate of twenty percent (20%) per year as long as such participant is an employee on January 1 of each year. The deferred compensation plan may be altered and amended by the Company’s Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of March 15, 2004 of:

•	each person known by the Company to own beneficially more than 5% of the Class A common stock,

•	each director,

•	the Named Executive Officers and

•	all directors and executive officers of the Company as a group.

	Number of Shares		Percent of
	Beneficially		Class A Common
Name and Address of Beneficial Owner(a)	Owned		Stock(b)

Charlesbank Equity Fund IV, Limited Partnership	4,961,734	(c)	97.5%
The 1818 Mezzanine Fund, L.P.	1,034,000	(d)	16.9
Joseph P. Donlan	1,034,000	(d)	16.9
Kim G. Davis	4,961,734	(c)	97.5
Tim R. Palmer	4,961,734	(c)	97.5
Jon M. Biotti	—	(e)	—
Todd Krasnow	20,000	(f)	0.4
M. Lenny Pippin	20,000	(f)	0.4
Richard P. Johnson	514,671	(g)	9.2
William E. Berry	387,437	(h)	7.1
J. Michael Gaither	315,942	(i)	5.9
Daniel K. Brown	227,295	(j)	4.3
Phillip E. Marrett	177,295	(k)	3.4
All directors and executive officers of the Company as a group (11 persons)	7,658,383		99.6

(a)	Unless otherwise indicated, the address for each person listed in the table is in care of American Tire Distributors, Inc., 12200 Herbert Wayne Court, Suite 150, Huntersville, North Carolina 28078.
(b)	Shares beneficially owned, as recorded in this table, are expressed as a percentage of the shares of Class A common stock. For purposes of computing the percentage of outstanding shares held by each person or group of persons named in this table, any securities which that person or group of persons has the right to acquire within 60 days of March 15, 2004 are deemed to be outstanding for purposes of computing the percentage ownership of such person or persons, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. As of March 15, 2004, 5,086,917 shares of Class A common were issued and outstanding.
(c)	Represents (i) 4,846,179 shares of Class A common stock owned by Charlesbank Equity Fund IV, Limited Partnership, (ii) 4,444 shares of Class A common stock owned by its affiliate, Charlesbank Coinvestment Partners, LLC, and (iii) 111,111 shares of Class A common stock owned by an affiliate of Bain Capital and voted by Charlesbank pursuant to an irrevocable proxy. Messrs. Davis and Palmer are Managing Directors of Charlesbank Capital Partners, LLC, which has the indirect authority to vote and exercise investment power over shares of Class A common stock beneficially owned by Charlesbank. Since neither of Messrs. Davis and Palmer individually have the power to vote and exercise investment power over the shares, each of them disclaims beneficial ownership of the shares.
(d)	Represents shares issuable upon the exercise of Warrants, as discussed below. Mr. Donlan is the co-manager of The 1818 Mezzanine Fund, L.P. and in that capacity will have authority to vote and exercise investment power over the shares. See “Certain Relationships and Related Transactions — Warrants.”
(e)	Mr. Biotti is a Vice President of Charlesbank Capital Partners, LLC and has no authority to vote or exercise investment power over shares of Class A common stock beneficially owned by Charlesbank.
(f)	Includes 20,000 shares of Class A common stock issuable upon the exercise of options.
(g)	Includes 487,561 shares of Class A common stock issuable upon the exercise of options.
(h)	Includes 369,364 shares of Class A common stock issuable upon the exercise of options.
(i)	Includes 290,942 shares of Class A common stock issuable upon the exercise of options.
(j)	Includes 202,295 shares of Class A common stock issuable upon the exercise of options.
(k)	Includes 177,295 shares of Class A common stock issuable upon the exercise of options.

      The following table provides information as of December 27, 2003, with respect to compensation plans under which the Company’s equity securities are authorized for issuance.

Equity Compensation Plan Information

Number of securities
remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted-average	under equity
	the exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	excluding securities
Plan category	warrants and rights	warrants and rights	already issued

Equity compensation plans approved by shareholders	4,391,324	$1.36	903,105
Equity compensation plans not approved by shareholders	—	—	—

Total	4,391,324	$1.36	903,105

Item 13.	Certain Relationships and Related Transactions.

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

Series C Preferred Stock

      On April 2, 2001 the Company issued 1,333,334 shares of Series C preferred stock for $9.00 per share in exchange for $12.0 million in cash contributed by certain of its principal stockholders. Shares of Series C preferred stock accrue dividends at an annual rate of 12%. However, as long as any shares of Series A preferred stock or Series B preferred stock remain outstanding, no dividends may be paid. On March 27, 2002, the conversion price of the Series C preferred stock was reduced to $3.00 per common share. On October 31, 2003, the Company amended and restated its articles of incorporation to eliminate the redemption clause of the Series C preferred stock.

Series D Preferred Stock

      On March 27, 2002, the Company issued 9,637,592 shares of Series D preferred stock for $3.00 per share in exchange for $28.9 million in cash contributed by certain of its principal stockholders. The proceeds were used to repurchase certain of the Company’s Senior Notes. Shares of Series D preferred stock accrue dividends at an annual rate of 12%. However, as long as any shares of Series A preferred stock or Series B preferred stock remain outstanding, no dividends may be paid. In addition, shares of Series D preferred stock are convertible into common stock at a conversion price of $3.00 per common share. On October 31, 2003, the Company amended and restated its articles of incorporation to eliminate the redemption clause of the Series D preferred stock.

Related Party Transactions

      On May 25, 2000, the Company purchased all of the outstanding common stock of T.O. Haas Holding Co., Inc. and T.O. Haas Tire Company, Inc. (collectively “Haas”), a tire wholesaler and distributor, located in Lincoln, Nebraska, as well as all of the outstanding common stock of Haas Investment Company (“Haas Investment”). In connection with the acquisition, the Company sold certain parcels of real estate, including substantially all of the assets of Haas Investment, and leased them back in a transaction, which closed on August 8, 2000. Total monthly payments under these leases are approximately $73,000. The leases expire July 31, 2010. Total rent expense of approximately $0.9 million, $0.9 million and $0.8 million is included in the accompanying statements of operations for fiscal years 2003, 2002 and 2001, respectively.

      On October 12, 2001, Haas entered into an Asset Purchase Agreement with T.O. Haas, LLC (“Haas LLC”) for the sale of certain assets. The total purchase price was approximately $5.3 million, of which the Company received approximately $2.4 million in cash at closing. Haas LLC was formed by, among others, one of the executives of Haas. As of May 2002, this executive is no longer with the Company. A portion of the purchase price for the Company’s acquisition of Haas in second quarter 2000 is payable to this executive in the form of noncompete and stay put payments. In connection with the sale, such noncompete payments in the amount of $2.4 million were accelerated and such liability was satisfied as a reduction of the purchase price. Approximately $1.0 million of the purchase price is payable in the form of a promissory note (the “Note”) due in two equal annual installments, with first such payment paid January 2, 2002. The Note bears interest at 6%. As of January 3, 2003, the Note was paid in full. Stay put payments due to the executive of $1.6 million were accelerated to coincide with the schedule of payments due under the Note. Liabilities assumed by the buyer totaled $0.7 million, reflecting the remainder of the purchase price.

      In connection with the sale described above, the Company entered into a Supply and Retail Distribution Agreement with Haas LLC. Prior to the executive leaving the Company in May 2002, total sales for fiscal 2002 included five months of sales to Haas LLC of $3.7 million. Total sales for fiscal 2001 included three months of sales to Haas LLC of $2.4 million.

      The Company believes that the above transactions were on terms no less favorable to it than could have been obtained from an independent third party.

      The Company expects to pay an advisory and monitoring fee not to exceed $200,000 annually to Charlesbank Capital Partners, LLC. As of December 27, 2003, the Company has recorded a liability for the 2003 payment, which was subsequently paid.

Item 14.     Principal Accountant Fees and Services.

      The following table sets forth the fees billed by the Company’s independent auditor, PricewaterhouseCoopers LLP during fiscal years ended December 27, 2003 and December 28, 2002. Fiscal year 2002 also includes fees billed by Arthur Andersen LLP.

	2003	2002

	in thousands
Audit Fees(a)	$343	$482
Audit-Related Fees(b)	64	46
Tax Fees(c)	132	200
All Other Fees	—	—

Total	$539	$728

(a)	Audit fees relate to professional services rendered in connection with the audit of the Company’s annual financial statements, quarterly review of financial statements included in the Company’s Forms 10-Q, and audit services provided in connection with other statutory and regulatory filings. Fiscal 2002 includes $400,000 of audit fees billed by Arthur Andersen LLP.
(b)	Audit-related fees include professional services related to the audit of the Company’s employee benefit plans and consultation on accounting standards or transactions. Fiscal 2002 includes $32,500 of audit-related fees billed by Arthur Andersen LLP.
(c)	Tax fees include professional services related to tax compliance, tax planning and the preparation of federal and state tax returns. Fiscal 2002 includes $199,900 of tax fees billed by Arthur Andersen LLP.

Audit Committee Pre-Approval Policies and Procedures

      In accordance with policies adopted by the Company’s Audit Committee, the Audit Committee has sole authority to approve all audit engagement fees and terms of the Company’s independent auditors. The Audit Committee may delegate authority to pre-approve audit and non-audit services to any member of the Audit Committee whose decisions should be reviewed at the next scheduled meeting. The Audit Committee may not delegate pre-approval authority to management.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a) Documents filed as part of this Report:

1. The following items, including consolidated financial statements of the Company, are set forth at Item 8 of this report:

•	Report of Independent Public Accountants

•	Consolidated Balance Sheets as of December 27, 2003 and December 28, 2002

•	Consolidated Statements of Operations for the years ended December 27, 2003, December 28, 2002 and December 29, 2001

•	Consolidated Statements of Stockholders’ Equity for the years ended December 27, 2003, December 28, 2002 and December 29, 2001

•	Consolidated Statements of Cash Flows for the years ended December 27, 2003, December 28, 2002 and December 29, 2001

•	Notes to Consolidated Financial Statements

           2. Financial Statement Schedules

           Report of Independent Public Accountants (set forth on following page)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 27, 2003, December 28, 2002 and December 29, 2001
(in thousands)

		Additions

	Balance	Charged to	Charged
	Beginning	Costs and	to Other			Balance
	of Year	Expenses	Accounts	Deductions		End of Year

2003
Allowance for doubtful accounts	$1,231	$691	—	$(810	)(1)	$1,112
Acquisition exit cost reserves(2)	453	13	—	(188)		278
Valuation allowance on deferred tax assets	1,044	—	—	—		1,044
Inventory reserves	964	1,540	—	(1,552)		952
2002
Allowance for doubtful accounts	$3,571	$2,036	—	$(4,376	)(1)	$1,231
Acquisition exit cost reserves(2)	1,149	(199)	—	(497)		453
Valuation allowance on deferred tax assets	2,000	—	—	(956)		1,044
Inventory reserves	5,796	1,108	—	(5,940	)(3)	964
2001
Allowance for doubtful accounts	$1,877	$3,125	—	$(1,431	)(1)	$3,571
Acquisition exit cost reserves(2)	1,833	245	—	(929)		1,149
Valuation allowance on deferred tax assets	—	2,000	—	—		2,000

(1)	Accounts written off during the year, net of recoveries.

(2)	Relates to the acquisition of ITCO, CPW and ATD. Amounts represent facilities closing cost of acquired distribution centers due to existing distribution centers being located in close proximity to the acquired distribution facilities.

(3)	Amount includes inventory reserves relating to the exit of the Company’s parts product line in the Western division in 2002.

      Schedules not included herein are omitted because they are not applicable or the required information appears in the financial statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of

American Tire Distributors, Inc. and Subsidiaries:

      Our audits of the consolidated financial statements referred to in our report dated March 5, 2004 appearing in this Annual Report on Form 10-K of American Tire Distributors, Inc. (the “Company”, formerly Heafner Tire Group, Inc.) also included an audit of the financial statement schedule information for the years ended December 27, 2003 and December 28, 2002 listed in Item 15 of this Form 10-K. In our opinion, the financial statement schedule information for the years ended December 27, 2003 and December 28, 2002, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statement schedule information of the Company for the year ended December 29, 2001, was audited by other independent auditors who have ceased operations. Those independent auditors expressed an unqualified opinion on that financial statement schedule information in their report dated March 22, 2002.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 5, 2004

REPORT OF PREDECESSOR AUDITOR (ARTHUR ANDERSEN LLP)

ON FINANCIAL STATEMENT SCHEDULE

      THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT APPLIES TO SUPPLEMENTAL SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 29, 2001.

To Heafner Tire Group, Inc. and Subsidiaries:

      We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Heafner Tire Group, Inc. and subsidiaries included in this Form 10-K, and have issued our report thereon dated March 22, 2002. Our audit was made for the purpose of forming an opinion on those financial statements taken as whole. The schedule listed in Item 14(a)* of this Form 10-K is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Charlotte, North Carolina

March 22, 2002

*	Such information is presented in Item 15(a) in the current year presentation.

3.	Exhibits:

                 (a) Exhibits:

3.1	Restated Certificate of Incorporation of Heafner Tire Group, Inc. (the “Company”)(diamond)
3.2	Second Restated Certificate of Incorporation of Heafner Tire Group, Inc.±
3.3	Certificate of Amendment to the Second Restated Certificate of Incorporation of Heafner Tire Group, Inc., as filed with the Secretary of State of the State of Delaware on May 30, 2002#
3.4	Third Restated Certificate of Incorporation of American Tire Distributors, Inc.^
3.5	Fourth Restated Certificate of Incorporation of American Tire Distributors, Inc.‡
3.6	Certificate of Correction Filed to Correct a Certain Error in the Certificate of American Tire Distributors, Inc.**
3.7	By-laws of the Company*
3.8	Articles of Incorporation of The Speed Merchant, Inc.*
3.9	By-laws of The Speed Merchant, Inc.*
3.10	Articles of Incorporation of Phoenix Racing, Inc.*
3.11	By-laws of Phoenix Racing, Inc.*
3.12	Articles of Incorporation of California Tire Company††
3.13	By-laws of California Tire Company††
3.14	Articles of Incorporation of T.O. Haas Holding Co., Inc.(diamond)
3.15	Amended By-laws of T.O. Haas Holding Co., Inc.(diamond)
3.16	Articles of Incorporation of T.O. Haas Tire Co., Inc.(diamond)
3.17	By-laws of T.O. Haas Tire Co., Inc.(diamond)
4.1	Indenture, dated as of December 1, 1998, among the Company, First Union National Bank, as Trustee (the “Trustee”), and Oliver & Winston, Inc., ITCO Logistics Corporation, ITCO Holding Company, Inc., ITCO Tire Company, ITCO Tire Company of Georgia, The Speed Merchant, Inc., and Phoenix Racing, Inc. (the “Series D Indenture)+
4.2	Supplemental Indenture to the Series D Indenture, dated as of February 22, 1999, among the Company, the Trustee, Oliver & Winston, Inc., The Speed Merchant, Inc., Phoenix Racing, Inc. and California Tire Company††
4.3	Second Supplemental Indenture to the Series D Indenture, dated as of May 14, 1999, among the Company, the subsidiary guarantors party thereto and First Union National Bank, as Trustee#
4.4	Third Supplemental Indenture to the Series D Indenture, dated as of May 25, 2000, among the Company, the subsidiary guarantors party thereto and First Union National Bank, as Trustee-
4.5	Fourth Supplemental Indenture to the Series D Indenture, dated as of March 27, 2002, among the Company, the subsidiary guarantors party thereto and First Union National Bank, as Trustee±
4.6	Form of Series C and Series D Note (attached as Exhibit A to the Series D Indenture)+
4.7	Share Purchase Agreement, dated as of March 30, 2001, among Heafner Tire Group, Inc., a Delaware corporation and the parties listed on Schedule I.(diamond)
4.8	Share Purchase Agreement, dated as of March 27, 2002, among Heafner Tire Group, Inc., a Delaware corporation and the Investors named therein.±

4.9	Agreement, dated May 13, 2002, among the stockholders of Heafner Tire Group, Inc., a Delaware corporation named on the signature pages hereto.±±
10.1	Second Amended and Restated Loan and Security Agreement, dated as of March 6, 2000, among the Company, Winston Tire Company, The Speed Merchant, Inc. and California Tire Company as Borrowers, and Fleet Capital Corporation, as Administrative Agent (the “Administrative Agent”), Bank of America, N.A., as Syndication Agent (the “Syndication Agent”), FleetBoston Robertson Stephens Inc., as Arranger (the “Arranger”) and the financial institutions party from time to time party thereto, as Lenders+/-
10.2	Amendment No. 1 to Second Amended and Restated Loan and Security Agreement-
10.3	Amendment No. 2 to Second Amended and Restated Loan and Security Agreement-
10.4	Amendment No. 3 to Second Amended and Restated Loan and Security Agreement-
10.5	Amendment No. 4 and Waiver to Second Amended and Restated Loan and Security Agreement(diamond)
10.6	Amendment No. 5 to Second Amended and Restated Loan and Security Agreement-
10.7	Amendment No. 6 to Second Amended and Restated Loan and Security Agreement=
10.8	Amendment No. 7 to Second Amended and Restated Loan and Security Agreement-
10.9	Amendment No. 8 and Waiver to Second Amended and Restated Loan and Security Agreement**
10.10	Amendment No. 9 to Second Amended and Restated Loan and Security Agreement**
10.11	Amendment No. 10 to Second Amended and Restated Loan and Security Agreement▪
10.12	Third Amended and Restated Loan and Security Agreement, dated as of March 19, 2004, among the Company, The Speed Merchant, Inc., T.O. Haas Holding Co., Inc. and T.O. Haas Tire Company, Inc. as Borrowers, and Fleet Capital Corporation as Administrative Agent, Wachovia Bank, National Association as Syndication Agent, The CIT Group/ Business Credit, Inc. as Documentation Agent, Fleet Securities, Inc. as Arranger and the financial institutions party hereto from time to time, as Lenders(2 diamonds)
10.13	Letter, dated March 6, 2000, from the Company to the Administrative Agent+/-
10.14	Amended and Restated Registration Rights Agreement, dated as of May 21, 1999, between and among the Company, The 1818 Mezzanine Fund, L.P., and Charlesbank Equity Fund IV, Limited Partnership#
10.15	Warrantholder Agreement, dated as of May 21, 1999, between the Company, The 1818 Mezzanine Fund, L.P. and Charlesbank Equity Fund IV, Limited Partnership#
10.16	Amended and Restated Warrant No. 2 exercisable for 1,034,000 shares of Class A Common Stock in the name of The 1818 Mezzanine Fund, L.P.#
10.17	Securities Purchase Agreement, dated as of May 7, 1997, between The J. H. Heafner Company, Inc. and The Kelly-Springfield Tire and Rubber Company*
10.18	Amendment to Securities Purchase Agreement, dated as of May 21, 1999, between and among the Company and The Kelly-Springfield Tire Company, a division of The Goodyear Tire and Rubber Company#
10.19	Termination and Release Agreement, dated as of May 22, 1999, among the Company and the Class B stockholders party thereto#
10.20	The J.H. Heafner Company Amended and Restated 1997 Stock Option Plan#
10.21	Heafner Tire Group 1999 Stock Option Plan+/-
10.22	American Tire Distributors, Inc. 2002 Stock Option Plan▪

10.23	Stock Option Agreements, dated as of June 12, 2002, between the Company and each of Richard P. Johnson, William E. Berry, J. Michael Gaither, Daniel K. Brown and Phillip E. Marrett▪
10.24	The J.H. Heafner Company 1997 Restricted Stock Plan*
10.25	Securities Purchase and Stockholders Agreement, dated as of May 28, 1997, among the Company and various management stockholders*
10.26	Securities Purchase and Stockholders’ Agreement, dated as of May 24, 1999, between the Company and each of Donald C. Roof, J. Michael Gaither, Daniel K. Brown and Richard P. Johnson#
10.27	Executive Severance Agreement, dated as of May 24,1999, between the Company and Donald C. Roof#
10.28	Amended and Restated Executive Severance Agreement, dated as of December 5, 2001, between the Company and J. Michael Gaither-
10.29	Amended and Restated Executive Severance Agreement, dated as of December 5, 2001, between the Company and Richard P. Johnson-
10.30	Amended and Restated Executive Severance Agreement, dated as of December 5, 2001, between the Company and Daniel K. Brown-
10.31	Executive Severance Agreement, dated December 5, 2001, between the Company and William E. Berry-
10.32	Executive Severance Agreement dated July 24, 2000, between the Company and Phillip E. Marrett-
10.33	Stock Purchase Agreement dated April 14, 2000, between Heafner Tire Group Inc., T.O. Haas Holding Co., Randall M. Haas and Ricky L. Haas+/-+/-
10.34	Stock Purchase Agreement, dated May 4, 2001, by and among Performance Management, Inc., Heafner Tire Group, Inc., as sole shareholder of Winston Tire Company, Winston Tire Company and Charles Bryant Kountz##
12.1	Statement re: Computation of Ratios(2 diamonds)
21.1	Chart of Subsidiaries of the Company(2 diamonds)
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2 diamonds)
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2 diamonds)
99.3	Letter to the Securities and Exchange Commission regarding Arthur Andersen LLP audit-

*	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed on August 18, 1998.
+	Incorporated by reference to the Company’s Form 8-K filed on December 15, 1998.
††	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 31, 1999.
#	Incorporated by reference to the Company’s Registration Statement Form S-4 filed on June 9, 1999.
+/-	Incorporated by reference to the Company’s 10-K, filed on March 30, 2000.
+/- +/-	Incorporated by reference to the Company’s 8-K, filed on November 14, 2000.
(diamond)	Incorporated by reference to the Company’s 10-K, filed on April 9, 2001.

##	Incorporated by reference to the Company’s 10-Q, filed on May 15, 2001.
=	Incorporated by reference to the Company’s 10-Q, filed on November 13, 2001.
-	Incorporated by reference to the Company’s 10-K, filed on March 26, 2002.
±	Incorporated by reference to the Company’s 8-K, filed on April 11, 2002.
±±	Incorporated by reference to the Company’s 10-Q, filed on May 14, 2002.
ß	Incorporated by reference to the Company’s 8-K, filed on June 18, 2002.
^	Incorporated by reference to the Company’s 10-Q, filed on August 12, 2002.
**	Incorporated by reference to the Company’s 10-Q, filed on November 12, 2002.
▪	Incorporated by reference to the Company’s 10-K, filed on March 28, 2003.
‡	Incorporated by reference to the Company’s 10-Q, filed on November 12, 2003.
(2 diamonds)	Filed herewith.

      (b) Reports on Form 8-K

      Report on Form 8-K was filed on May 15, 2003 relating to the press release reporting first quarter 2003 financial results.

      Report on Form 8-K was filed on August 12, 2003 relating to the press release reporting second quarter 2003 financial results.

      Report on Form 8-K was filed on November 13, 2003 relating to the press release reporting third quarter 2003 financial results.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2004.

AMERICAN TIRE DISTRIBUTORS, INC.

By:	/s/ RICHARD P. JOHNSON

Name: Richard P. Johnson
Title: Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 2004.

Signature	Title	Date

/s/ RICHARD P. JOHNSON Richard P. Johnson	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	March 26, 2004

/s/ WILLIAM E. BERRY William E. Berry	President and Chief Operating Officer	March 26, 2004

/s/ J. MICHAEL GAITHER J. Michael Gaither	Executive Vice President, General Counsel and Secretary	March 26, 2004

/s/ SCOTT A. DEININGER Scott A. Deininger	Senior Vice President of Finance and Administration and Treasurer (Principal Financial and Accounting Officer)	March 26, 2004

/s/ JOSEPH P. DONLAN Joseph P. Donlan	Director	March 26, 2004

/s/ JON M. BIOTTI Jon M. Biotti	Director	March 26, 2004

/s/ KIM G. DAVIS Kim G. Davis	Director	March 26, 2004

/s/ TIM R. PALMER Tim R. Palmer	Director	March 26, 2004

/s/ M. LENNY PIPPIN M. Lenny Pippin	Director	March 26, 2004

/s/ TODD KRASNOW Todd Krasnow	Director	March 26, 2004