Form 10-Q
period 2004-04-03
AMERICAN TIRE DISTRIBUTORS INC
filed 2004-05-17
CIK 1068152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

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

      Number of common shares outstanding at May 17, 2004: 5,086,917

Cautionary Statements on Forward-Looking Information

      This Form 10-Q contains forward-looking statements relating to the Company’s business and financial outlook, which are based on the Company’s current expectations, estimates, forecast and projections. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or other comparable terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and the Company undertakes no obligation to update any such statement to reflect new information, the occurrence of future events or circumstances or otherwise.

      The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation. The Company would like to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act in connection with the forward-looking statements included in this document.

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

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements.

American Tire Distributors, Inc.

Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	April 3,	December 27,
	2004	2003

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,014	$3,326
Accounts receivable, net of allowance for doubtful accounts of $1,040 and $1,112	117,944	96,120
Inventories	177,516	174,051
Deferred income taxes	5,742	6,462
Other current assets	12,246	10,625

Total current assets	316,462	290,584

Property and equipment, net	19,242	17,662
Goodwill, net	93,940	93,940
Other intangible assets, net	2,045	2,238
Deferred income taxes	8,680	8,849
Other assets	6,562	5,730

Total assets	$446,931	$419,003

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$196,598	$170,716
Accrued expenses	20,843	17,952
Current maturities of long-term debt	1,759	2,919

Total current liabilities	219,200	191,587

Revolving credit facility and other long-term debt	132,387	137,044
Series D Senior Notes	28,600	28,600
Capital lease obligations	14,128	14,153
Other liabilities	4,431	4,590
Redeemable preferred stock (Note 9)	10,035	10,535
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock (Note 10)	52,172	50,944
Common stock, par value $.01 per share; 50,000,000 shares authorized; 5,086,917 shares issued and outstanding	51	51
Additional paid-in capital	22,818	22,388
Warrants	1,352	1,782
Note receivable from sale of stock	—	(17)
Accumulated deficit	(38,243)	(42,654)

Total stockholders’ equity	38,150	32,494

Total liabilities and stockholders’ equity	$446,931	$419,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)
(dollars in thousands)

	Quarters Ended

	April 3,	March 29,
	2004	2003

Net sales	$301,366	$258,079
Cost of goods sold	241,649	211,979

Gross profit	59,717	46,100
Selling, general and administrative expenses	46,522	40,928

Operating income	13,195	5,172
Other income (expense):
Interest expense	(3,500)	(3,756)
Other income (expense), net	(297)	228

Income from operations before income taxes	9,398	1,644
Provision for income taxes	3,759	658

Net income	$5,639	$986

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	Quarters Ended

	April 3,	March 29,
	2004	2003

Cash flows from operating activities:
Net income	$5,639	$986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of other intangibles	1,152	1,759
Amortization of other assets	266	302
Provision for doubtful accounts	237	476
Deferred income taxes	889	656
Other, net	320	(8)
Change in operating assets and liabilities:
Accounts receivable	(22,061)	(10,537)
Inventories	(3,465)	(8,497)
Other current assets	(1,621)	53
Accounts payable and accrued expenses	28,773	16,505
Other, net	(1,377)	(230)

Net cash provided by operating activities	8,752	1,465

Cash flows from investing activities:
Purchase of property and equipment	(915)	(674)
Proceeds from sale of property and equipment	7	496
Other, net	—	(50)

Net cash used in investing activities	(908)	(228)

Cash flows from financing activities:
Net repayments of revolving credit facility and other long-term debt	(7,656)	(1,230)
Series A preferred stock redemption	(500)	—

Net cash used in financing activities	(8,156)	(1,230)

Net increase (decrease) in cash and cash equivalents	(312)	7
Cash and cash equivalents, beginning of period	3,326	2,693

Cash and cash equivalents, end of period	$3,014	$2,700

Supplemental disclosures of cash flow information —
Cash payments for interest	$2,552	$2,794

Cash payments for taxes, net	$505	$525

Supplemental disclosures of noncash activities —
Capital expenditures financed by debt	$1,636	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements
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

      The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with accounting principles generally accepted in the United States. In the opinion of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s consolidated financial statements reported on Form 10-K for the fiscal year ended December 27, 2003. The results of operations for the quarter ended April 3, 2004 are subject to year-end audit and adjustments, and are not necessarily indicative of the operating results for the full fiscal year.

      The Company’s fiscal year is based on either a 52 or 53 week period ending on the Saturday closest to each December 31. Therefore, the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended April 3, 2004 and March 29, 2003 contain operating results for 14 weeks and 13 weeks, respectively.

      Certain prior period amounts have been reclassified to conform to the current period presentation.

3.	Recently Issued Accounting Pronouncements:

      In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how financial instruments with characteristics of both liabilities and equity should be measured and classified and requires that an issuer classify a financial instrument that is within its scope as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. On November 7, 2003, the FASB issued FASB Staff Position (“FSP”) No. 150-3 “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” FSP No. 150-3 requires that implementation of certain provisions of SFAS No. 150 be deferred indefinitely. The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated financial position or results of operations.

4.	Stock Options:

      As permitted by SFAS No. 123, “Accounting For Stock-Based Compensation,” the Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and its related interpretations. Pursuant to APB No. 25, compensation expense is recognized for financial reporting purposes using the intrinsic value method. The amount of compensation expense to be recognized is determined by the excess of the fair value of common

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

stock over the exercise price of the related option at the measurement date. The exercise price of all stock options represented fair value of the underlying common stock at the date of grant. Accordingly, no compensation expense has been recorded in the condensed consolidated statements of operations.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” an amendment of SFAS No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. At this time, the Company has not voluntarily adopted the fair value method of accounting under SFAS No. 123, but is required to provide certain pro forma disclosures, which are presented below.

      The following information is presented as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123 (in thousands):

	For the Quarter Ended

	April 3,	March 29,
	2004	2003

	(Unaudited)	(Unaudited)
Net income, as reported	$5,639	$986
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(262)	(181)

Pro forma net income	$5,377	$805

      During first quarter 2004, the Company granted options for 268,226 shares with an exercise price of $4.25. The weighted average fair value of options granted during first quarter 2004 estimated on the date of grant using the Black-Scholes option pricing model was $1.40. The fair value of options granted in first quarter 2004 was determined using the following assumptions: a weighted average risk-free interest rate of 3.98%, no dividend yield, expected life of 10 years which equals the terms of the options, and no expected volatility.

      The Company granted options for 198,308 shares in first quarter 2003 with an exercise price of $3.00. The weighted average fair value of options granted during 2003 estimated on the date of grant using the Black-Scholes option pricing model was $1.00. The fair value of options granted in first quarter 2003 was determined using the following assumptions: a risk-free interest rate of 4.05%, no dividend yield, expected life of 10 years which equals the terms of the options, and no expected volatility.

5.	Inventories:

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

6.	Shipping and Handling Costs:

      Outbound shipping and handling costs are classified as selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Such expenses totaled $18.0 million and $17.0 million for the quarters ended April 3, 2004 and March 29, 2003, respectively.

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

7.	Deferred Income Taxes:

      The Company has deferred tax assets of $14.4 million and $15.3 million at April 3, 2004 and December 27, 2003, respectively. The decrease in net deferred tax assets is primarily attributable to current period income and the corresponding net operating loss carryforward (“NOLs”) utilization. Management has evaluated the Company’s deferred tax assets and has concluded that the realizability of the deferred tax assets is more likely than not, except as it relates to certain state NOLs, for which a valuation allowance of $1.0 million is recorded as of April 3, 2004, unchanged from December 27, 2003. This evaluation considered the historical and long-term expected profitability of the Company. Given the timing of the reversal of its temporary differences and the expiration date of its NOLs, the Company believes that taxable income generated in current and future years will be sufficient to utilize the remaining net deferred tax assets. The Company’s ability to generate future taxable income is dependent on numerous factors including general economic conditions, the state of the replacement tire market and other factors beyond management’s control. There can be no assurance that the Company will meet its expectation of future taxable income and adjustments to the valuation allowance may be required in the future.

8.	Long-term Debt and Other Financing Arrangements:

Revolving Credit Facility

      On March 19, 2004, the Company executed a Third Amended and Restated Loan and Security Agreement (the “Revolver”). The Borrowers to the Revolver are the Company and its subsidiaries. The Revolver provides for borrowings in the aggregate principal amount of up to the lesser of $245.0 million, less defined reserves, or the Borrowing Base, as defined in the agreement. On April 2, 2004, the Company and its lenders executed an amendment to the Revolver to amend the requirements and form of the officer’s compliance certificate to be issued to the lenders.

      Borrowings under the Revolver bear interest, at (i) the Base Rate, as defined, plus the applicable margin (0.75% as of April 3, 2004) or (ii) the Eurodollar Rate, as defined, plus the applicable margin (2.25% as of April 3, 2004). These margins are subject to performance-based step-downs resulting in margins ranging from 0.25% to 1.25% for Base Rate loans and 1.75% to 2.75% for Eurodollar Rate loans, respectively.

      The Revolver, as amended, requires the Company to meet a fixed charge coverage test, as defined, as well as certain covenants, which among other things, limits the ability of the Company to incur additional indebtedness; enter into guarantees; make loans and investments; make capital expenditures; declare dividends; engage in mergers, consolidations and asset sales; enter into transactions with affiliates; create liens and encumbrances; enter into sale/leaseback transactions; modify material agreements; and change the business it conducts. As of April 3, 2004, the Company was in compliance with these covenants. The Company’s obligations under the Revolver are secured by all inventories and accounts receivable. The Revolver expires February 15, 2008.

Derivative Instruments

      During the second quarter 2003, the Company entered into an interest rate swap agreement (“Swap”) to manage exposure to fluctuations in interest rates. The Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At April 3, 2004, the Swap in place covers a notional amount of $50.0 million of indebtedness at a fixed interest rate of 2.14% and expires in June 2006. This Swap has not been designated for hedge accounting treatment. Accordingly, the Company recognizes the fair value of the Swap in the accompanying condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to interest expense in the accompanying condensed consolidated statements of

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

operations. The fair value of the Swap is the estimated amount that the Company would pay or receive to terminate the agreement at the reporting date. The fair value of the Swap was an asset of $0.1 million and $0.2 million at April 3, 2004 and December 27, 2003, respectively, and is included in other assets in the accompanying condensed consolidated balance sheets. As a result of the change in fair value, $0.1 million net increase to interest expense was recorded for the quarter ended April 3, 2004.

Capital Lease Obligations

      As of April 3, 2004, the Company has a capital lease obligation of $14.1 million relating to the sale and leaseback of three of its owned facilities. All cash paid to the lessor is recorded as interest expense and the capital lease obligation will be reduced when the Company no longer has continuing involvement with the properties. The initial term of the lease is for 20 years, followed by two 10-year renewal options. The annual rent paid under the terms of the lease is $1.6 million (paid quarterly) and is adjusted for Consumer Price Index changes every two years. As of April 25, 2004, the annual rent increased to $1.7 million. In addition, the purchaser received warrants to purchase 153,597 shares of the Company’s common stock. The warrants have a term of 10 years with a stated exercise price of $3.00 per warrant. The Company recorded these warrants at fair value and has presented them as a component of stockholders’ equity in the condensed consolidated balance sheets.

Debt Maturities

      Aggregate annual maturities of long-term debt at April 3, 2004, are as follows (in thousands):

Year Ending
December:

2004 (remainder)	$1,297
2005	1,097
2006	240
2007	53
2008	159,995
Thereafter	14,192

$176,874

9.	Redeemable Preferred Stock:

      The following represents the Company’s issued and outstanding redeemable preferred stock (dollars in thousands, except share amounts):

	April 3,	December 27,
	2004	2003

	(Unaudited)
Redeemable preferred stock Series A — 4% cumulative; 7,000 shares authorized; 6,000 and 6,500 shares issued and outstanding, respectively	$6,000	$6,500
Redeemable preferred stock Series B — variable rate cumulative; 4,500 shares authorized, issued and outstanding	4,035	4,035

Total redeemable preferred stock	$10,035	$10,535

      The stated value of Series A preferred stock is $1,000 per share. Holders of Series A preferred stock are entitled to receive, when and if declared by the Board of Directors, cumulative cash dividends at an annual rate of 4%, subject to adjustment based on the volume of purchases from the supplier. Additional dividends

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

will accrue, when and if declared by the Board of Directors, and are payable on the last business day of January. In first quarter 2004, the Company declared and paid a dividend based on a 4% rate. The Series A preferred stock is classified as a liability in the accompanying condensed consolidated balance sheets and the related dividends are included in interest expense in the accompanying condensed consolidated statements of operations. The Series A preferred stock can be redeemed by the Company, beginning on the last business day of December 2002 and on the last business day of each June and December thereafter, through June 2007. In January 2004, the Company redeemed 500 shares of the Series A preferred stock for $0.5 million.

      The stated value of Series B preferred stock is initially $1,000 per share, to be adjusted based on tire purchase credits as determined by the number of units purchased under a purchase agreement with a supplier entered into in May 1997. If the Company does not meet certain tire purchase requirements, holders of Series B preferred stock are entitled to receive dividend payments, when and if declared by the Board of Directors, at the prime rate. The remaining value of Series B preferred stock shall be redeemed by the Company on the last business day of June 2007 at a price equal to the adjusted stated value plus all accrued and unpaid dividends. The Series B preferred stock is classified as a liability in the accompanying condensed consolidated balance sheets. To date, the Company has met the purchase requirements, thus no dividends have been declared and paid.

10.	Preferred Stock:

      The following represents the Company’s issued and outstanding preferred stock (dollars in thousands, except share amounts):

	April 3,	December 27,
	2004	2003

	(Unaudited)
Preferred stock Series C — 12% cumulative; 1,333,334 shares authorized, issued and outstanding	$16,320	$15,960
Preferred stock Series D — 12% cumulative; 9,637,592 shares authorized, issued and outstanding	35,852	34,984

Total preferred stock	$52,172	$50,944

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

11.	Commitments and Contingencies:

Guaranteed Lease Obligations

      The Company remains liable as a guarantor on certain leases of Winston Tire Company (“Winston”), its discontinued retail segment. As of April 3, 2004, total obligations of the Company, as guarantor on these leases is approximately $12.0 million extending over 15 years. However, the Company has secured

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

assignments or sublease agreements for the vast majority of these commitments with contractual assigned or subleased rentals of approximately $11.4 million. A provision has been made for the net present value of the estimated shortfall.

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

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

12.	Subsidiary Guarantor Financial Information:

      The Company’s Series D Senior Notes are guaranteed on a full, unconditional and joint and several basis by all of the Company’s subsidiaries, each of which is wholly-owned. The condensed consolidating financial information for the Company is as follows (dollars in thousands, except per share amounts):

      Condensed consolidating balance sheets as of April 3, 2004 and December 27, 2003, are as follows:

	As of April 3, 2004

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,979	$35	$—	$3,014
Accounts receivable, net	86,483	31,461	—	117,944
Inventories	128,472	49,044	—	177,516
Other current assets	17,452	536	—	17,988

Total current assets	235,386	81,076	—	316,462

Property and equipment, net	16,035	3,207	—	19,242
Goodwill and other intangible assets, net	51,324	44,661	—	95,985
Investment in subsidiaries	52,835	—	(52,835)	—
Other assets	14,805	437	—	15,242

Total assets	$370,385	$129,381	$(52,835)	$446,931

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$196,598	$—	$—	$196,598
Accrued expenses	19,548	1,295	—	20,843
Current maturities of long-term debt	1,759	—	—	1,759
Intercompany payables (receivables)	(73,923)	73,923	—	—

Total current liabilities	143,982	75,218	—	219,200

Revolving credit facility and other long-term debt	132,387	—	—	132,387
Series D Senior Notes	28,600	—	—	28,600
Capital lease obligations	14,128	—	—	14,128
Other liabilities	3,103	1,328	—	4,431
Redeemable preferred stock	10,035	—	—	10,035
Stockholders’ equity:
Intercompany investment	—	49,454	(49,454)	—
Preferred stock	52,172	—	—	52,172
Common stock, par value $.01 per share; 50,000,000 shares authorized; 5,086,917 shares issued and outstanding	51	—	—	51
Additional paid-in capital	22,818	—	—	22,818
Warrants	1,352	—	—	1,352
Accumulated deficit	(38,243)	3,381	(3,381)	(38,243)

Total stockholders’ equity	38,150	52,835	(52,835)	38,150

Total liabilities and stockholders’ equity	$370,385	$129,381	$(52,835)	$446,931

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

	As of December 27, 2003

	Parent	Subsidiary
	Company	Guarantors	Elimination	Consolidated

Assets
Current assets:
Cash and cash equivalents	$3,295	$31	$—	$3,326
Accounts receivable, net	71,058	25,062	—	96,120
Inventories	123,126	50,925	—	174,051
Other current assets	16,548	539	—	17,087

Total current assets	214,027	76,557	—	290,584

Property and equipment, net	14,421	3,241	—	17,662
Goodwill and other intangible assets, net	51,441	44,737	—	96,178
Investment in subsidiaries	49,967	—	(49,967)	—
Other assets	14,142	437	—	14,579

Total assets	$343,998	$124,972	$(49,967)	$419,003

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$170,716	$—	$—	$170,716
Accrued expenses	16,408	1,544	—	17,952
Current maturities of long-term debt	2,915	4	—	2,919
Intercompany payables (receivables)	(72,159)	72,159	—	—

Total current liabilities	117,880	73,707	—	191,587

Revolving credit facility and other long-term debt	137,044	—	—	137,044
Series D Senior Notes	28,600	—	—	28,600
Capital lease obligations	14,153	—	—	14,153
Other liabilities	3,292	1,298	—	4,590
Redeemable preferred stock	10,535	—	—	10,535
Stockholders’ equity:
Intercompany investment	—	49,454	(49,454)	—
Preferred stock	50,944	—	—	50,944
Common stock, par value $.01 per share; 50,000,000 shares authorized; 5,086,917 shares issued and outstanding	51	—	—	51
Additional paid-in capital	22,388	—	—	22,388
Warrants	1,782	—	—	1,782
Note receivable from sale of stock	(17)	—	—	(17)
Accumulated deficit	(42,654)	513	(513)	(42,654)

Total stockholders’ equity	32,494	49,967	(49,967)	32,494

Total liabilities and stockholders’ equity	$343,998	$124,972	$(49,967)	$419,003

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

      Condensed consolidating statements of operations for the quarters ended April 3, 2004 and March 29, 2003 are as follows:

	For the Quarter Ended
	April 3, 2004

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

	(Unaudited)
Net sales	$214,333	$87,033	$—	$301,366
Cost of goods sold	170,799	70,850	—	241,649

Gross profit	43,534	16,183	—	59,717
Selling, general and administrative expenses	35,051	11,471	—	46,522

Operating income	8,483	4,712	—	13,195
Other income (expense):
Interest expense	(3,498)	(2)	—	(3,500)
Other income (expense), net	(367)	70	—	(297)
Equity earnings of subsidiaries	2,868	—	(2,868)	—

Income from operations before income taxes	7,486	4,780	(2,868)	9,398
Provision for income taxes	1,847	1,912	—	3,759

Net income	$5,639	$2,868	$(2,868)	$5,639

	For the Quarter Ended
	March 29, 2003

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

	(Unaudited)
Net sales	$187,341	$70,738	$—	$258,079
Cost of goods sold	152,837	59,142	—	211,979

Gross profit	34,504	11,596	—	46,100
Selling, general and administrative expenses	30,209	10,719	—	40,928

Operating income	4,295	877	—	5,172
Other income (expense):
Interest expense	(3,756)	—	—	(3,756)
Other income, net	148	80	—	228
Equity earnings of subsidiaries	574	—	(574)	—

Income from operations before income taxes	1,261	957	(574)	1,644
Provision for income taxes	275	383	—	658

Net income	$986	$574	$(574)	$986

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

      Condensed consolidating statements of cash flows for the quarters ended April 3, 2004 and March 29, 2003 are as follows:

	For the Quarter Ended
	April 3, 2004

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

	(Unaudited)
Cash flows from operating activities:
Net income	$5,639	$2,868	$(2,868)	$5,639
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of other intangibles and other assets	1,073	345	—	1,418
Provision for doubtful accounts	227	10	—	237
Other, net	1,213	(4)	—	1,209
Equity earnings of subsidiaries	(2,868)	—	2,868	—
Change in operating assets and liabilities:
Accounts receivable	(15,652)	(6,409)	—	(22,061)
Inventories	(5,346)	1,881	—	(3,465)
Other current assets	(1,624)	3	—	(1,621)
Accounts payable and accrued expenses	29,022	(249)	—	28,773
Other, net	(1,405)	28	—	(1,377)

Net cash provided by (used in) operations	10,279	(1,527)	—	8,752

Cash flows from investing activities:
Purchase of property and equipment	(691)	(224)	—	(915)
Proceeds from sale of property and equipment	—	7	—	7
Intercompany	(1,752)	1,752	—	—

Net cash provided by (used in) investing activities	(2,443)	1,535	—	(908)

Cash flows from financing activities:
Net repayments of revolving credit facility and other long-term debt	(7,652)	(4)	—	(7,656)
Series A preferred stock redemption	(500)	—	—	(500)

Net cash used in financing activities	(8,152)	(4)	—	(8,156)

Net increase (decrease) in cash and cash equivalents	(316)	4	—	(312)
Cash and cash equivalents, beginning of period	3,295	31	—	3,326

Cash and cash equivalents, end of period	$2,979	$35	$—	$3,014

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

	For the Quarter Ended
	March 29, 2003

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

	(Unaudited)
Cash flows from operating activities:
Net income	$986	$574	$(574)	$986
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of other intangibles and other assets	1,190	871	—	2,061
Provision for doubtful accounts	587	(111)	—	476
Other, net	649	(1)	—	648
Equity earnings of subsidiaries	(574)	—	574	—
Change in operating assets and liabilities:
Accounts receivable	(10,979)	442	—	(10,537)
Inventories	(4,514)	(3,983)	—	(8,497)
Other current assets	(306)	359	—	53
Accounts payable and accrued expenses	16,378	127	—	16,505
Other, net	(207)	(23)	—	(230)

Net cash provided by (used in) operations	3,210	(1,745)	—	1,465

Cash flows from investing activities:
Purchase of property and equipment	(358)	(316)	—	(674)
Proceeds from sale of property and equipment	460	36	—	496
Other, net	(50)	—	—	(50)
Intercompany	(1,928)	1,928	—	—

Net cash provided by (used in) investing activities	(1,876)	1,648	—	(228)

Cash flows from financing activities:
Net repayments of revolving credit facility and other long-term debt	(1,230)	—	—	(1,230)

Net cash used in financing activities	(1,230)	—	—	(1,230)

Net increase (decrease) in cash and cash equivalents	104	(97)	—	7
Cash and cash equivalents, beginning of period	2,538	155	—	2,693

Cash and cash equivalents, end of period	$2,642	$58	$—	$2,700

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto contained in Part I of this report on Form 10-Q and with the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

      The Company’s fiscal year is based on either a 52 or 53 week period ending on the Saturday closest to each December 31. Therefore, the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended April 3, 2004 and March 29, 2003 contain operating results for 14 weeks and 13 weeks, respectively.

Results of Operations

Quarter Ended April 3, 2004 Compared to Quarter Ended March 29, 2003

      Consolidated net sales in first quarter 2004 increased $43.3 million or 16.8%, to $301.4 million from $258.1 million in first quarter 2003. The increase in sales is primarily attributable to the inclusion of an additional week in first quarter 2004. In addition, the Company experienced an increase in passenger tires, light truck tires and wheel sales as well as certain manufacturer price increases that were passed along to the Company’s customers.

      Gross profit increased $13.6 million, or 29.5%, to $59.7 million in first quarter 2004 from $46.1 million in first quarter 2003 due primarily to the increase in sales as well as a continuing shift to sales of the Company’s higher margin tires and wheels. Gross profit as a percentage of sales increased 1.9% to 19.8% in first quarter 2004 compared to 17.9% in first quarter 2003. Gross profit margins in 2003 were negatively impacted by an aggressive first quarter marketing program, which resulted in reduced margins on certain products.

      Selling, general and administrative expenses increased $5.6 million to $46.5 million in first quarter 2004 compared to $40.9 million in first quarter 2003. The increase in selling, general and administrative expenses is primarily due to increases in employee related expenses ($4.6 million), freight costs ($0.5 million) and other net increases ($0.9 million), partially offset by a reduction in amortization expense ($0.4 million) relating to noncompete agreements that ended in the second quarter of 2003. The increase in employee related expenses is due in part to compensation associated with an increase in sales and the inclusion of an additional week in first quarter 2004. As a percentage of sales, selling, general and administrative expenses decreased to 15.4% in first quarter 2004 compared to 15.9% in first quarter 2003.

      Operating income increased $8.0 million in first quarter 2004 to $13.2 million from $5.2 million in first quarter 2003 due primarily to an overall increase in the profitability of the Company and improvements in the Company’s gross profit margins partially offset by an increase in selling, general and administrative expenses.

      Interest expense decreased $0.3 million in first quarter 2004 to $3.5 million from $3.8 million in first quarter 2003. The decrease is due primarily to a decline in interest rates and reduced debt levels partially offset by a $0.1 million net increase in interest expense relating to the change in fair value of the interest rate swap agreement entered into in second quarter 2003.

      The Company recognized an income tax provision of $3.8 million in first quarter 2004 compared to $0.7 million in first quarter 2003. The effective tax rate in each quarter was approximately 40%.

      Net income increased $4.6 million in first quarter 2004 to $5.6 million from $1.0 million in first quarter 2003. The increase is due primarily to an overall increase in the profitability of the Company, improvements in the Company’s gross profit margins and a reduction in interest expense partially offset by an increase in selling, general and administrative expenses and an increase in the income tax provision.

EBITDA

      The Company evaluates performance based on several factors, of which the primary financial measure is earnings before interest, taxes, depreciation and amortization (“EBITDA”). EBITDA should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with accounting principles generally accepted in the United States. The following table is a reconciliation of net income to EBITDA:

      Reconciliation of net income to EBITDA:

	For the Quarter Ended

	April 3,	March 29,
	2004	2003

	(in thousands)
Net income	$5,639	$986
Interest expense	3,500	3,756
Provision for income taxes	3,759	658
Depreciation and amortization of other intangibles	1,152	1,759

EBITDA	$14,050	$7,159

      EBITDA increased $6.9 million to $14.1 million in first quarter 2004 compared to $7.2 million in first quarter 2003. The increase in EBITDA is due primarily to an overall increase in the profitability of the Company and improvements in the Company’s gross profit margins partially offset by an increase in selling, general and administrative expenses.

Critical Accounting Polices

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. Please see the discussion of critical accounting policies and estimates in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

Liquidity and Capital Resources

      At April 3, 2004, the combined net indebtedness (net of cash) of the Company was $173.9 million compared to $179.4 million at December 27, 2003. Total commitments by the lenders under the Company’s revolving credit facility (“Revolver”) were $245.0 million at April 3, 2004, of which $47.1 million was available for additional borrowings. The amount available to borrow is limited by the Borrowing Base computation, as defined in the agreement.

Cash Flows from Operating Activities

      The Company’s principal source of cash during first quarter 2004 was provided by operations. Net cash provided by operating activities increased to $8.8 million in first quarter 2004, an increase of $7.3 million, compared to $1.5 million in first quarter 2003. The increase is primarily due to an overall increase in the profitability of the Company, improvements in the Company’s gross profit margins and an increase in accounts payable due to inventory purchases in anticipation of seasonal sales volume. These increases are partially offset by an increase in the Company’s accounts receivable balance at April 3, 2004 due to increased sales. Net working capital at April 3, 2004, totaled $97.3 million compared to $99.0 million at December 27, 2003, a decrease of $1.7 million.

Cash Flows from Investing Activities

      Net cash used in investing activities increased $0.7 million to $(0.9) million in first quarter 2004 compared to $(0.2) million in first quarter 2003 due primarily to the sale of property and equipment in first quarter 2003 which generated proceeds of $0.5 million. Cash outflows for capital expenditures remained consistent from first quarter 2003 to first quarter 2004. Capital expenditures during first quarter 2004 of $0.9 million were primarily for warehouse racking, leasehold improvements and information technology upgrades. During first quarter 2004, the Company also had capital expenditures financed by debt of $1.6 million relating to information technology upgrades.

Cash Flows from Financing Activities

      Net cash used in financing activities increased $7.0 million to $(8.2) million in first quarter 2004 compared to $(1.2) million in first quarter 2003 due primarily to principal payments on other long-term debt as well as the redemption on the Series A preferred stock partially offset by net borrowings from the Revolver.

Revolving Credit Facility

      On March 19, 2004, the Company executed a Third Amended and Restated Loan and Security Agreement. The Borrowers to the Revolver are the Company and its subsidiaries. The Revolver provides for borrowings in the aggregate principal amount of up to the lesser of $245.0 million, less defined reserves, or the Borrowing Base, as defined in the agreement. On April 2, 2004, the Company and its lenders executed an amendment to the Revolver to amend the requirements and form of the officer’s compliance certificate to be issued to the lenders.

      Borrowings under the Revolver bear interest, at (i) the Base Rate, as defined, plus the applicable margin (0.75% as of April 3, 2004) or (ii) the Eurodollar Rate, as defined, plus the applicable margin (2.25% as of April 3, 2004). These margins are subject to performance-based step-downs resulting in margins ranging from 0.25% to 1.25% for Base Rate loans and 1.75% to 2.75% for Eurodollar Rate loans, respectively.

      The Revolver, as amended, requires the Company to meet a fixed charge coverage test, as defined, as well as certain covenants, which among other things, limits the ability of the Company to incur additional indebtedness; enter into guarantees; make loans and investments; make capital expenditures; declare dividends; engage in mergers, consolidations and asset sales; enter into transactions with affiliates; create liens and encumbrances; enter into sale/leaseback transactions; modify material agreements; and change the business it conducts. As of April 3, 2004, the Company was in compliance with these covenants. The Company’s obligations under the Revolver are secured by all inventories and accounts receivable. The Revolver expires February 15, 2008.

      During the second quarter 2003, the Company entered into an interest rate swap agreement (“Swap”) to manage exposure to fluctuations in interest rates. The Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At April 3, 2004, the Swap in place covers a notional amount of $50.0 million of indebtedness at a fixed interest rate of 2.14% and expires in June 2006. This Swap has not been designated for hedge accounting treatment. Accordingly, the Company recognizes the fair value of the Swap in the accompanying condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to interest expense in the accompanying condensed consolidated statements of operations. The fair value of the Swap is the estimated amount that the Company would pay or receive to terminate the agreement at the reporting date. The fair value of the Swap was an asset of $0.1 million and $0.2 million at April 3, 2004 and December 27, 2003, respectively, and is included in other assets in the accompanying condensed consolidated balance sheets. As a result of the change in fair value, $0.1 million net increase to interest expense was recorded for the quarter ended April 3, 2004.

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

Income Taxes

      The Company has deferred tax assets of $14.4 million and $15.3 million at April 3, 2004 and December 27, 2003, respectively. The decrease in net deferred tax assets is primarily attributable to current period income and the corresponding net operating loss carryforward (“NOLs”) utilization. Management has evaluated the Company’s deferred tax assets and has concluded that the realizability of the deferred tax assets is more likely than not, except as it relates to certain state NOLs, for which a valuation allowance of $1.0 million is recorded as of April 3, 2004, unchanged from December 27, 2003. This evaluation considered the historical and long-term expected profitability of the Company. Given the timing of the reversal of its temporary differences and the expiration date of its NOLs, the Company believes that taxable income generated in current and future years will be sufficient to utilize the remaining net deferred tax assets. The Company’s ability to generate future taxable income is dependent on numerous factors including general economic conditions, the state of the replacement tire market and other factors beyond management’s control. There can be no assurance that the Company will meet its expectation of future taxable income and adjustments to the valuation allowance may be required in the future.

Recently Issued Accounting Pronouncements

      In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how financial instruments with characteristics of both liabilities and equity should be measured and classified and requires that an issuer classify a financial instrument that is within its scope as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. On November 7, 2003, the FASB issued FASB Staff Position (“FSP”) No. 150-3 “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” FSP No. 150-3 requires that implementation of certain provisions of SFAS No. 150 be deferred indefinitely. The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk.

      For the period ended April 3, 2004, the Company did not experience any material changes from the quantitative and qualitative disclosures about market risk presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

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

          Changes in Internal Controls

      During the quarter ended April 3, 2004, there was no change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except that as part of an ongoing implementation of an Oracle enterprise resource planning system, the Company is updating the internal controls over financial reporting as necessary to accommodate any modifications to its business processes or accounting procedures.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

      There have been no material developments in legal proceedings involving the Company since those reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

Item 6.	Exhibits and Reports on Form 8-K.

      (a) Exhibits

10.1	First Amendment to Third Amended and Restated Loan and Security Agreement.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

Report on Form 8-K was filed on March 26, 2004 relating to the press release reporting fiscal year ended December 27, 2003 selected financial results.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 17, 2004

AMERICAN TIRE DISTRIBUTORS, INC.

By:	/s/ SCOTT A. DEININGER

Scott A. Deininger
Senior Vice President of
Finance and Administration
(On behalf of the Registrant and
as Principal Financial Officer)