Form 10-Q
period 2004-07-03
AMERICAN TIRE DISTRIBUTORS INC
filed 2004-08-10
CIK 1068152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

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

      Number of common shares outstanding at August 10, 2004: 5,086,917

Cautionary Statement on Forward-Looking Information

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

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements.

American Tire Distributors, Inc.

Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	July 3,	December 27,
	2004	2003

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,739	$3,326
Accounts receivable, net of allowance for doubtful accounts of $854 and $1,112.	128,550	96,120
Inventories	197,179	174,051
Deferred income taxes	5,743	6,462
Other current assets	12,679	10,625

Total current assets	347,890	290,584

Property and equipment, net	20,159	17,662
Goodwill, net	93,940	93,940
Other intangible assets, net	1,854	2,238
Deferred income taxes	8,491	8,849
Other assets	7,491	5,730

Total assets	$479,825	$419,003

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$209,893	$170,716
Accrued expenses	23,206	17,952
Current maturities of long-term debt	1,967	2,919

Total current liabilities	235,066	191,587

Revolving credit facility and other long-term debt	142,994	137,044
Series D Senior Notes	28,600	28,600
Capital lease obligations	14,102	14,153
Other liabilities	5,103	4,590
Redeemable preferred stock (Note 9)	9,535	10,535
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock (Note 10)	53,399	50,944
Common stock, par value $.01 per share; 50,000,000 shares authorized; 5,086,917 shares issued and outstanding	51	51
Additional paid-in capital	22,818	22,388
Warrants	1,352	1,782
Note receivable from sale of stock	—	(17)
Accumulated deficit	(33,195)	(42,654)

Total stockholders’ equity	44,425	32,494

Total liabilities and stockholders’ equity	$479,825	$419,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)
(dollars in thousands)

	Quarters Ended		Six Months Ended

	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003

Net sales	$314,105	$286,137	$615,471	$544,216
Cost of goods sold	259,401	234,476	503,168	448,075

Gross profit	54,704	51,661	112,303	96,141
Selling, general and administrative expenses	41,856	40,444	86,260	79,752

Operating income	12,848	11,217	26,043	16,389

Other income (expense):
Interest expense	(2,353)	(3,930)	(5,853)	(7,686)
Other, net	(36)	24	(333)	252

Income from operations before income taxes	10,459	7,311	19,857	8,955
Provision for income taxes	4,184	2,924	7,943	3,582

Net income	$6,275	$4,387	$11,914	$5,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	Six Months Ended

	July 3,	June 28,
	2004	2003

Cash flows from operating activities:
Net income	$11,914	$5,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of other intangibles	2,508	3,430
Amortization of other assets	472	604
Provision for doubtful accounts	111	736
Deferred income taxes	1,077	3,161
Other, net	(244)	399
Change in operating assets and liabilities:
Accounts receivable	(32,541)	(18,835)
Inventories	(23,128)	(3,758)
Other current assets	(2,054)	1,087
Accounts payable and accrued expenses	44,431	10,697
Other, net	(1,288)	(843)

Net cash provided by operating activities	1,258	2,051

Cash flows from investing activities:
Purchase of property and equipment	(1,830)	(1,117)
Proceeds from sale of property and equipment	28	530
Other, net	—	(50)

Net cash used in investing activities	(1,802)	(637)

Cash flows from financing activities:
Net proceeds from (repayments of) revolving credit facility and other long-term debt	1,957	(800)
Series A preferred stock redemption	(1,000)	(500)

Net cash provided by (used in) financing activities	957	(1,300)

Net increase in cash and cash equivalents	413	114
Cash and cash equivalents, beginning of period	3,326	2,693

Cash and cash equivalents, end of period	$3,739	$2,807

Supplemental disclosures of cash flow information:
Cash payments for interest	$6,033	$6,990

Cash payments for taxes, net	$7,509	$625

Supplemental disclosures of noncash activities:
Capital expenditures financed by debt	$2,812	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Nature of Business:

      American Tire Distributors, Inc. (together with its subsidiaries, the “Company”) (formerly Heafner Tire Group, Inc.), is a Delaware corporation engaged in the wholesale distribution of tires, wheels, equipment and related accessories. On May 30, 2002, the Company changed its name from Heafner Tire Group, Inc. to American Tire Distributors, Inc.

2.	Basis of Presentation:

      The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with accounting principles generally accepted in the United States. In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s consolidated financial statements reported on Form 10-K for the fiscal year ended December 27, 2003. The results of the operations for the quarter and six months ended July 3, 2004 are not necessarily indicative of the operating results for the full fiscal year.

      The Company’s fiscal year is based on either a 52 or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended July 3, 2004 and June 28, 2003 contain operating results for 13 weeks. The six months ended July 3, 2004 and June 28, 2003 contain operating results for 27 weeks and 26 weeks, respectively.

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

      The following information is presented as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123 (in thousands):

	For the Quarters		For the Six Months
	Ended		Ended

	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003

Net income, as reported	$6,275	$4,387	$11,914	$5,373
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(37)	(160)	(298)	(184)

Pro forma net income	$6,238	$4,227	$11,616	$5,189

      During first quarter 2004, the Company granted options for 268,226 shares with an exercise price of $4.25. The weighted average fair value of options granted during first quarter 2004, estimated on the date of grant using the Black-Scholes option pricing model, was $1.40. The fair value of options granted in first quarter 2004 was determined using the following assumptions: a weighted average risk-free interest rate of 3.98%, no dividend yield, expected life of 10 years, which equals the terms of the options, and no expected volatility. There were no options granted in second quarter 2004.

      The Company granted options for 198,308 shares in first quarter 2003 with an exercise price of $3.00. The weighted average fair value of options granted during first quarter 2003, estimated on the date of grant using the Black-Scholes option pricing model, was $1.00. The fair value of options granted in first quarter 2003 was determined using the following assumptions: a risk-free interest rate of 4.05%, no dividend yield, expected life of 10 years, which equals the terms of the options, and no expected volatility. There were no options granted in second quarter 2003.

5.	Inventories:

      Inventories consist of tires, wheels, equipment and related accessories and are valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. Terms with a majority of the Company’s tire vendors allow for return of tire products, within limitations, as specified in their supply agreements. All of the Company’s inventories are held as collateral under the revolving credit facility (“Revolver”).

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

6.	Shipping and Handling Costs:

      Outbound shipping and handling costs are classified as selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Such expenses totaled $15.7 million and $15.4 million for the quarters ended July 3, 2004 and June 28, 2003, respectively, and $31.6 million and $30.7 million for the six months ended July 3, 2004 and June 28, 2003, respectively.

7.	Deferred Income Taxes:

      The Company has deferred tax assets, consisting primarily of net operating loss carryforwards (“NOLs”) of $14.2 million and $15.3 million at July 3, 2004 and December 27, 2003, respectively. The decrease in net deferred tax assets is primarily attributable to current period income and the corresponding NOL utilization. Management has evaluated the Company’s deferred tax assets and has concluded that the realizability of the deferred tax assets is more likely than not, except as it relates to certain state NOLs, for which a valuation allowance of $1.0 million is recorded as of July 3, 2004, unchanged from December 27, 2003. The valuation allowance relates to certain deferred tax assets, that in management’s assessment, may not be realized due to the sale of Winston Tire Company (“Winston”) in May 2001. This evaluation considered the historical and long-term expected profitability of the Company. Given the timing of the reversal of its temporary differences and the expiration date of its NOLs, the Company believes that taxable income generated in current and future years will be sufficient to utilize the remaining net deferred tax assets. The Company’s ability to generate future taxable income is dependent on numerous factors including general economic conditions, the state of the replacement tire market and other factors beyond management’s control. There can be no assurance that the Company will meet its expectation of future taxable income and adjustments to the valuation allowance may be required in the future.

8.	Long-term Debt and Other Financing Arrangements:

Revolving Credit Facility

      On March 19, 2004, the Company executed a Third Amended and Restated Loan and Security Agreement to the Revolver. The Borrowers to the Revolver are the Company and its subsidiaries. The Revolver provides for borrowings in the aggregate principal amount of up to the lesser of $245.0 million, less defined reserves, or the Borrowing Base, as defined in the agreement. On April 2, 2004, the Company and its lenders executed an amendment to the Revolver to amend the requirements and form of the officer’s compliance certificate to be issued to the lenders.

      Borrowings under the Revolver bear interest, at (i) the Base Rate, as defined, plus the applicable margin (0.75% as of July 3, 2004) or (ii) the Eurodollar Rate, as defined, plus the applicable margin (2.25% as of July 3, 2004). These margins are subject to performance-based step-downs resulting in margins ranging from 0.25% to 1.25% for Base Rate loans and 1.75% to 2.75% for Eurodollar Rate loans, respectively.

      The Revolver, as amended, requires the Company to meet a fixed charge coverage test, as defined, as well as certain covenants, which among other things, limits the ability of the Company to incur additional indebtedness; enter into guarantees; make loans and investments; make capital expenditures; declare dividends; engage in mergers, consolidations and asset sales; enter into transactions with affiliates; create liens and encumbrances; enter into sale/leaseback transactions; modify material agreements; and change the business it conducts. As of July 3, 2004, the Company was in compliance with these covenants. The Company’s obligations under the Revolver are secured by all inventories and accounts receivable. The Revolver expires February 15, 2008.

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

Derivative Instruments

      During second quarter 2003, the Company entered into an interest rate swap agreement (“Swap”) to manage exposure to fluctuations in interest rates. The Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At July 3, 2004, the Swap in place covers a notional amount of $50.0 million of indebtedness at a fixed interest rate of 2.14% and expires in June 2006. The Swap has not been designated for hedge accounting treatment. Accordingly, the Company recognizes the fair value of the Swap in the accompanying condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to interest expense in the accompanying condensed consolidated statements of operations. The fair value of the Swap is the estimated amount that the Company would pay or receive to terminate the agreement at the reporting date. The fair value of the Swap was an asset of $0.7 million and $0.2 million at July 3, 2004 and December 27, 2003, respectively, and is included in other assets in the accompanying condensed consolidated balance sheets. As a result of the change in fair value, $0.6 million and $0.4 million net reductions to interest expense were recorded for the quarter and six months ended July 3, 2004, respectively. For the quarter and six months ended June 28, 2003, the Company recorded additional interest expense of $0.3 million relating to the change in fair value of the Swap.

Capital Lease Obligations

      As of July 3, 2004, the Company has a capital lease obligation of $14.1 million relating to the sale and leaseback of three of its owned facilities. All cash paid to the lessor is recorded as interest expense and the capital lease obligation will be reduced when the Company no longer has continuing involvement with the properties. The initial term of the lease is for 20 years, followed by two 10-year renewal options. The annual rent paid under the terms of the lease is $1.6 million (paid quarterly) and is adjusted for Consumer Price Index changes every two years. As of April 25, 2004, the annual rent increased to $1.7 million. In addition, the purchaser received warrants to purchase 153,597 shares of the Company’s common stock. The warrants have a term of 10 years with a stated exercise price of $3.00 per warrant. The Company recorded these warrants at fair value and has presented them as a component of stockholders’ equity in the accompanying condensed consolidated balance sheets.

Debt Maturities

      Aggregate annual maturities of long-term debt at July 3, 2004, are as follows (in thousands):

Year Ending
December:

2004 (remainder)	$1,097
2005	1,477
2006	644
2007	264
2008	169,989
Thereafter	14,192

$187,663

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

9.	Redeemable Preferred Stock:

      The following represents the Company’s issued and outstanding redeemable preferred stock (dollars in thousands, except share amounts):

	July 3,	December 27,
	2004	2003

	(Unaudited)
Redeemable preferred stock Series A — 4% cumulative; 7,000 shares authorized; 5,500 and 6,500 shares issued and outstanding, respectively	$5,500	$6,500
Redeemable preferred stock Series B — variable rate cumulative; 4,500 shares authorized, issued and outstanding	4,035	4,035

Total redeemable preferred stock	$9,535	$10,535

      The stated value of Series A preferred stock is $1,000 per share. Holders of Series A preferred stock are entitled to receive, when and if declared by the Board of Directors, cumulative cash dividends at an annual rate of 4%, subject to adjustment based on the volume of purchases from one of the Company’s suppliers. Additional dividends will accrue, when and if declared by the Board of Directors, and are payable on the last business day of January. For the six months ended July 3, 2004, the Company declared and paid a dividend based on a 4% rate. The Series A preferred stock is classified as a liability in the accompanying condensed consolidated balance sheets and the related dividends are included in interest expense in the accompanying condensed consolidated statements of operations. The Series A preferred stock can be redeemed by the Company, beginning on the last business day of December 2002 and on the last business day of each June and December thereafter, through June 2007. During the six months ending July 3, 2004, the Company redeemed 1,000 shares of the Series A preferred stock for $1.0 million.

      The stated value of Series B preferred stock is initially $1,000 per share, to be adjusted based on tire purchase credits as determined by the number of units purchased under a purchase agreement with a supplier entered into in May 1997. If the Company does not meet certain tire purchase requirements, holders of Series B preferred stock are entitled to receive dividend payments, when and if declared by the Board of Directors, at the prime rate. The remaining value of Series B preferred stock shall be redeemed by the Company on the last business day of June 2007 at a price equal to the adjusted stated value plus all accrued and unpaid dividends. The Series B preferred stock is classified as a liability in the accompanying condensed consolidated balance sheets. To date, the Company has met the purchase requirements, and no dividends have been declared and paid.

10.	Preferred Stock:

      The following represents the Company’s issued and outstanding preferred stock (dollars in thousands, except share amounts):

	July 3,	December 27,
	2004	2003

	(Unaudited)
Preferred stock Series C — 12% cumulative; 1,333,334 shares authorized, issued and outstanding	$16,680	$15,960
Preferred stock Series D — 12% cumulative; 9,637,592 shares authorized, issued and outstanding	36,719	34,984

Total preferred stock	$53,399	$50,944

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

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

Guaranteed Lease Obligations

      The Company remains liable as a guarantor on certain leases of Winston, its discontinued retail segment. As of July 3, 2004, total obligations of the Company, as guarantor on these leases is approximately $11.8 million extending over 15 years. However, the Company has secured assignments or sublease agreements for the vast majority of these commitments with contractual assigned or subleased rentals of approximately $11.2 million. A provision has been made for the net present value of the estimated shortfall.

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

12.	Subsequent Event:

      On July 30, 2004, the Company completed the purchase of all the outstanding stock of Texas Market Tire Holdings I, Inc., dba Big State Tire Supply (“Big State”), a tire distributor located in Lubbock, Texas pursuant to the terms of that certain Stock Purchase Agreement dated July 2, 2004. Big State operates nine distribution centers located in Texas, Oklahoma and New Mexico. The acquisition was financed by the Company’s existing Revolver.

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

      The Company’s Series D Senior Notes are guaranteed on a full, unconditional and joint and several basis by all of the Company’s subsidiaries, each of which is wholly-owned. The condensed consolidating financial information for the Company is as follows (dollars in thousands, except per share amounts):

      Condensed consolidating balance sheets as of July 3, 2004 and December 27, 2003, are as follows:

	As of July 3, 2004

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,706	$33	$—	$3,739
Accounts receivable, net	94,894	33,656	—	128,550
Inventories	140,288	56,891	—	197,179
Other current assets	17,965	457	—	18,422

Total current assets	256,853	91,037	—	347,890

Property and equipment, net	17,102	3,057	—	20,159
Goodwill and other intangible assets, net	51,208	44,586	—	95,794
Investment in subsidiaries	55,663	—	(55,663)	—
Other assets	15,584	398	—	15,982

Total assets	$396,410	$139,078	$(55,663)	$479,825

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$209,893	$—	$—	$209,893
Accrued expenses	21,491	1,715	—	23,206
Current maturities of long-term debt	1,967	—	—	1,967
Intercompany payables (receivables)	(80,478)	80,478	—	—

Total current liabilities	152,873	82,193	—	235,066

Revolving credit facility and other long-term debt	142,994	—	—	142,994
Series D Senior Notes	28,600	—	—	28,600
Capital lease obligations	14,102	—	—	14,102
Other liabilities	3,881	1,222	—	5,103
Redeemable preferred stock	9,535	—	—	9,535
Stockholders’ equity:
Intercompany investment	—	49,454	(49,454)	—
Preferred stock	53,399	—	—	53,399
Common stock, par value $.01 per share; 50,000,000 shares authorized; 5,086,917 shares issued and outstanding	51	—	—	51
Additional paid-in capital	22,818	—	—	22,818
Warrants	1,352	—	—	1,352
Accumulated deficit	(33,195)	6,209	(6,209)	(33,195)

Total stockholders’ equity	44,425	55,663	(55,663)	44,425

Total liabilities and stockholders’ equity	$396,410	$139,078	$(55,663)	$479,825

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

	As of December 27, 2003

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$3,295	$31	$—	$3,326
Accounts receivable, net	71,058	25,062	—	96,120
Inventories	123,126	50,925	—	174,051
Other current assets	16,548	539	—	17,087

Total current assets	214,027	76,557	—	290,584

Property and equipment, net	14,421	3,241	—	17,662
Goodwill and other intangible assets, net	51,441	44,737	—	96,178
Investment in subsidiaries	49,967	—	(49,967)	—
Other assets	14,142	437	—	14,579

Total assets	$343,998	$124,972	$(49,967)	$419,003

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$170,716	$—	$—	$170,716
Accrued expenses	16,408	1,544	—	17,952
Current maturities of long-term debt	2,915	4	—	2,919
Intercompany payables (receivables)	(72,159)	72,159	—	—

Total current liabilities	117,880	73,707	—	191,587

Revolving credit facility and other long-term debt	137,044	—	—	137,044
Series D Senior Notes	28,600	—	—	28,600
Capital lease obligations	14,153	—	—	14,153
Other liabilities	3,292	1,298	—	4,590
Redeemable preferred stock	10,535	—	—	10,535
Stockholders’ equity:
Intercompany investment	—	49,454	(49,454)	—
Preferred stock	50,944	—	—	50,944
Common stock, par value $.01 per share; 50,000,000 shares authorized; 5,086,917 shares issued and outstanding	51	—	—	51
Additional paid-in capital	22,388	—	—	22,388
Warrants	1,782	—	—	1,782
Note receivable from sale of stock	(17)	—	—	(17)
Accumulated deficit	(42,654)	513	(513)	(42,654)

Total stockholders’ equity	32,494	49,967	(49,967)	32,494

Total liabilities and stockholders’ equity	$343,998	$124,972	$(49,967)	$419,003

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

      Condensed consolidating statements of operations for the quarters ended July 3, 2004 and June 28, 2003 are as follows:

	For the Quarter Ended
	July 3, 2004

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

	(Unaudited)
Net sales	$222,458	$91,647	$—	$314,105
Cost of goods sold	183,294	76,107	—	259,401

Gross profit	39,164	15,540	—	54,704
Selling, general and administrative expenses	30,959	10,897	—	41,856

Operating income	8,205	4,643	—	12,848
Other income (expense):
Interest expense	(2,353)	—	—	(2,353)
Other, net	(106)	70	—	(36)
Equity earnings of subsidiaries	2,828	—	(2,828)	—

Income from operations before income taxes	8,574	4,713	(2,828)	10,459
Provision for income taxes	2,299	1,885	—	4,184

Net income	$6,275	$2,828	$(2,828)	$6,275

	For the Quarter Ended
	June 28, 2003

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

	(Unaudited)
Net sales	$203,722	$82,415	$—	$286,137
Cost of goods sold	166,297	68,179	—	234,476

Gross profit	37,425	14,236	—	51,661
Selling, general and administrative expenses	29,661	10,783	—	40,444

Operating income	7,764	3,453	—	11,217
Other income (expense):
Interest expense	(3,930)	—	—	(3,930)
Other, net	(28)	52	—	24
Equity earnings of subsidiaries	2,103	—	(2,103)	—

Income from operations before income taxes	5,909	3,505	(2,103)	7,311
Provision for income taxes	1,522	1,402	—	2,924

Net income	$4,387	$2,103	$(2,103)	$4,387

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

      Condensed consolidating statements of operations for the six months ended July 3, 2004 and June 28, 2003 are as follows:

	For the Six Months Ended
	July 3, 2004

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

	(Unaudited)
Net sales	$436,791	$178,680	$—	$615,471
Cost of goods sold	355,899	147,269	—	503,168

Gross profit	80,892	31,411	—	112,303
Selling, general and administrative expenses	64,204	22,056	—	86,260

Operating income	16,688	9,355	—	26,043
Other income (expense):
Interest expense	(5,851)	(2)	—	(5,853)
Other, net	(473)	140	—	(333)
Equity earnings of subsidiaries	5,696	—	(5,696)	—

Income from operations before income taxes	16,060	9,493	(5,696)	19,857
Provision for income taxes	4,146	3,797	—	7,943

Net income	$11,914	$5,696	$(5,696)	$11,914

	For the Six Months Ended
	June 28, 2003

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

	(Unaudited)
Net sales	$391,063	$153,153	$—	$544,216
Cost of goods sold	320,504	127,571	—	448,075

Gross profit	70,559	25,582	—	96,141
Selling, general and administrative expenses	58,500	21,252	—	79,752

Operating income	12,059	4,330	—	16,389
Other income (expense):
Interest expense	(7,686)	—	—	(7,686)
Other, net	120	132	—	252
Equity earnings of subsidiaries	2,677	—	(2,677)	—

Income from operations before income taxes	7,170	4,462	(2,677)	8,955
Provision for income taxes	1,797	1,785	—	3,582

Net income	$5,373	$2,677	$(2,677)	$5,373

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

      Condensed consolidating statements of cash flows for the six months ended July 3, 2004 and June 28, 2003 are as follows:

	For the Six Months Ended
	July 3, 2004

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

	(Unaudited)
Cash flows from operating activities:
Net income	$11,914	$5,696	$(5,696)	$11,914
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of other intangibles and other assets	2,267	713	—	2,980
Provision for doubtful accounts	17	94	—	111
Other, net	844	(11)	—	833
Equity earnings of subsidiaries	(5,696)	—	5,696	—
Change in operating assets and liabilities:
Accounts receivable	(23,853)	(8,688)	—	(32,541)
Inventories	(17,162)	(5,966)	—	(23,128)
Other current assets	(2,136)	82	—	(2,054)
Accounts payable and accrued expenses	44,260	171	—	44,431
Other, net	(1,245)	(43)	—	(1,288)

Net cash provided by (used in) operating activities	9,210	(7,952)	—	1,258

Cash flows from investing activities:
Purchase of property and equipment	(1,460)	(370)	—	(1,830)
Proceeds from sale of property and equipment	7	21	—	28
Intercompany	(8,307)	8,307	—	—

Net cash provided by (used in) investing activities	(9,760)	7,958	—	(1,802)

Cash flows from financing activities:
Net proceeds from (repayments of) revolving credit facility and other long-term debt	1,961	(4)	—	1,957
Series A preferred stock redemption	(1,000)	—	—	(1,000)

Net cash provided by (used in) financing activities	961	(4)	—	957

Net increase in cash and cash equivalents	411	2	—	413
Cash and cash equivalents, beginning of period	3,295	31	—	3,326

Cash and cash equivalents, end of period	$3,706	$33	$—	$3,739

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

	For the Six Months Ended
	June 28, 2003

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

	(Unaudited)
Cash flows from operating activities:
Net income	$5,373	$2,677	$(2,677)	$5,373
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of other intangibles and other assets	2,398	1,636	—	4,034
Provision for doubtful accounts	771	(35)	—	736
Other, net	3,536	24	—	3,560
Equity earnings of subsidiaries	(2,677)	—	2,677	—
Change in operating assets and liabilities:
Accounts receivable	(15,470)	(3,365)	—	(18,835)
Inventories	(2,392)	(1,366)	—	(3,758)
Other current assets	690	397	—	1,087
Accounts payable and accrued expenses	10,650	47	—	10,697
Other, net	(778)	(65)	—	(843)

Net cash provided by (used in) operating activities	2,101	(50)	—	2,051

Cash flows from investing activities:
Purchase of property and equipment	(593)	(524)	—	(1,117)
Proceeds from sale of property and equipment	478	52	—	530
Other, net	(50)	—	—	(50)
Intercompany	(423)	423	—	—

Net cash used in investing activities	(588)	(49)	—	(637)

Cash flows from financing activities:
Net repayments of revolving credit facility and other long-term debt	(794)	(6)	—	(800)
Series A preferred stock redemption	(500)	—	—	(500)

Net cash used in financing activities	(1,294)	(6)	—	(1,300)

Net increase (decrease) in cash and cash equivalents	219	(105)	—	114
Cash and cash equivalents, beginning of period	2,538	155	—	2,693

Cash and cash equivalents, end of period	$2,757	$50	$—	$2,807

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

      The Company’s fiscal year is based on either a 52 or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended July 3, 2004 and June 28, 2003 contain operating results for 13 weeks. The six months ended July 3, 2004 and June 28, 2003 contain operating results for 27 weeks and 26 weeks, respectively.

Results of Operations

Quarter Ended July 3, 2004 Compared to Quarter Ended June 28, 2003

      Consolidated net sales in second quarter 2004 increased $28.0 million, or 9.8% to $314.1 million from $286.1 million in second quarter 2003. The increase in sales is primarily attributable to an increase in light truck tire, wheel and equipment sales as well as certain manufacturer price increases that were part of an overall industry increase.

      Gross profit increased $3.0 million, or 5.9% to $54.7 million in second quarter 2004 from $51.7 million in second quarter 2003 due primarily to the increase in sales. Gross profit as a percentage of sales decreased 0.7% to 17.4% in second quarter 2004 compared to 18.1% in second quarter 2003. The reduction in margin percentage was primarily due to various marketing programs that were in effect in second quarter 2004.

      Selling, general and administrative expenses increased $1.5 million to $41.9 million in second quarter 2004 compared to $40.4 million in second quarter 2003. The increase in selling, general and administrative expenses is primarily due to increases in employee related expenses ($1.4 million), fuel costs ($0.1 million) and other net increases ($0.4 million), partially offset by a decrease in the provision for doubtful accounts ($0.4 million). The increase in employee related expenses is due in part to incentive based compensation associated with the increase in sales and profits. As a percentage of sales, selling, general and administrative expenses decreased to 13.3% in second quarter 2004 compared to 14.1% in second quarter 2003.

      Operating income increased $1.6 million in second quarter 2004 to $12.8 million from $11.2 million in second quarter 2003 due primarily to an overall increase in sales partially offset by an increase in selling, general and administrative expenses.

      Interest expense decreased $1.5 million in second quarter 2004 to $2.4 million from $3.9 million in second quarter 2003. The decrease is due primarily to a decline in interest rates, reduced debt levels and a $0.8 million net reduction to interest expense relating to the change in fair value of the interest rate swap agreement entered into in second quarter 2003.

      The Company recognized an income tax provision of $4.2 million in second quarter 2004 compared to $2.9 million in second quarter 2003. The effective tax rate in each quarter was approximately 40%.

      Net income increased $1.9 million in second quarter 2004 to $6.3 million from $4.4 million in second quarter 2003. The increase is due primarily to the increase in operating income and a decrease in interest expense, both of which were partially offset by the increase in the income tax provision.

Six Months Ended July 3, 2004 Compared to Six Months Ended June 28, 2003

      Consolidated net sales for the six-month period in 2004 increased $71.3 million, or 13.1%, to $615.5 million from $544.2 million for the six-month period in 2003. The increase in sales is primarily attributable to an increase in light and medium truck tire, equipment and wheel sales as well as certain manufacturer price increases that were part of an overall industry increase. The results for 2004 also include an additional week of sales.

      Gross profit increased $16.2 million, or 16.8%, to $112.3 million in the six-month period in 2004 from $96.1 million in the six-month period in 2003 due primarily to the increase in sales as well as a continuing shift to sales of the Company’s higher margin tires and wheels. Gross profit as a percentage of sales increased 0.5% to 18.2% in the six-month period in 2004 compared to 17.7% in the six-month period in 2003. Various marketing programs that were in effect in second quarter 2004 negatively impacted gross profit margins in 2004. This reduction in 2004 margins was partially offset by an aggressive first quarter 2003 marketing program, which resulted in reduced margins on certain products.

      Selling, general and administrative expenses increased $6.5 million to $86.3 million in the six-month period in 2004 compared to $79.8 million in the six-month period in 2003. The increase in selling, general and administrative expenses is primarily due to increases in employee related expenses ($6.0 million) and other net increases ($1.1 million), partially offset by a reduction in amortization expense ($0.6 million) relating to noncompete agreements that ended in the second quarter of 2003. The increase in employee related expenses is due in part to incentive based compensation associated with an increase in sales and profits and the inclusion of an additional week in first quarter 2004. As a percentage of sales, selling, general and administrative expenses decreased to 14.0% for the six-month period in 2004 compared to 14.7% for the six-month period in 2003.

      Operating income increased $9.6 million in the six-month period in 2004 to $26.0 million from $16.4 million in the six-month period in 2003 due primarily to an overall increase in sales and improvements in the Company’s gross profit margins, partially offset by an increase in selling, general and administrative expenses.

      Interest expense decreased $1.8 million in the six-month period in 2004 to $5.9 million from $7.7 million in the six-month period in 2003. The decrease is due primarily to a decline in interest rates, reduced debt levels and a $0.7 million net reduction in interest expense relating to the change in fair value of the interest rate swap agreement entered into in second quarter 2003.

      The Company recognized an income tax provision of $7.9 million in the six-month period of 2004 compared to $3.6 million in the six-month period of 2003. The effective tax rate in each period was approximately 40%.

      Net income increased $6.5 million in the six-month period of 2004 to $11.9 million from $5.4 million in the six-month period of 2003. The increase is due primarily to the increase in operating income partially offset by the increase in the income tax provision.

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

      Reconciliation of net income to EBITDA:

	Quarters Ended		Six Months Ended

	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003

	(in thousands)		(in thousands)
Net income	$6,275	$4,387	$11,914	$5,373
Interest expense	2,353	3,930	5,853	7,686
Provision for income taxes	4,184	2,924	7,943	3,582
Depreciation and amortization of other intangibles	1,356	1,671	2,508	3,430

EBITDA	$14,168	$12,912	$28,218	$20,071

      EBITDA increased $1.3 million to $14.2 million in second quarter 2004 compared to $12.9 million in second quarter 2003. The increase in EBITDA is due primarily to the increase in sales and improvements in the Company’s gross profit margins, partially offset by the increase in selling, general and administrative expenses.

      EBITDA increased $8.1 million to $28.2 million for the six-month period 2004 compared to $20.1 million for the six-month period 2003. The increase in EBITDA is due primarily to the increase in sales and improvements in the Company’s gross profit margins, partially offset by the increase in selling, general and administrative expenses.

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

Liquidity and Capital Resources

      At July 3, 2004, the combined net indebtedness (net of cash) of the Company was $183.9 million compared to $179.4 million at December 27, 2003. Total commitments by the lenders under the Company’s revolving credit facility (“Revolver”) were $245.0 million at July 3, 2004, of which $57.1 million was available for additional borrowings. The amount available to borrow is limited by the Borrowing Base computation, as defined in the agreement.

Cash Flows from Operating Activities

      The Company’s principal source of cash during the six-month period of 2004 was provided by operations. Net cash provided by operating activities decreased to $1.3 million in the six-month period of 2004, a decrease of $0.8 million, compared to $2.1 million in the six-month period of 2003. The decrease is primarily due to an increase in the Company’s net working capital requirements as a result of increased business activity as well as the increase in cash payments for taxes due to the utilization of net operating loss carryforwards, partially offset by improvements in the Company’s profitability. Net working capital at July 3, 2004, totaled $112.8 million compared to $99.0 million at December 27, 2003, an increase of $13.8 million.

Cash Flows from Investing Activities

      Net cash used in investing activities increased $1.2 million to $(1.8) million in the six-month period of 2004 compared to $(0.6) million in the six-month period of 2003 due primarily to the sale of property and equipment in first quarter 2003 which generated proceeds of $0.5 million. Capital expenditures during the six-month period in 2004 of $1.8 million were primarily for information technology upgrades and leasehold improvements. During the six-month period of 2004, the Company also had capital expenditures financed by debt of $2.8 million relating to information technology upgrades.

Cash Flows from Financing Activities

      Net cash provided by financing activities increased $2.3 million to $1.0 million in the six-month period of 2004 compared to $(1.3) million in the six-month period of 2003 primarily due to net proceeds from the revolving credit facility and other long-term debt partially offset by the redemption on the Series A preferred stock.

Revolving Credit Facility

      On March 19, 2004, the Company executed a Third Amended and Restated Loan and Security Agreement to the Revolver. The Borrowers to the Revolver are the Company and its subsidiaries. The Revolver provides for borrowings in the aggregate principal amount of up to the lesser of $245.0 million, less defined reserves, or the Borrowing Base, as defined in the agreement. On April 2, 2004, the Company and its lenders executed an amendment to the Revolver to amend the requirements and form of the officer’s compliance certificate to be issued to the lenders.

      Borrowings under the Revolver bear interest, at (i) the Base Rate, as defined, plus the applicable margin (0.75% as of July 3, 2004) or (ii) the Eurodollar Rate, as defined, plus the applicable margin (2.25% as of July 3, 2004). These margins are subject to performance-based step-downs resulting in margins ranging from 0.25% to 1.25% for Base Rate loans and 1.75% to 2.75% for Eurodollar Rate loans, respectively.

      The Revolver, as amended, requires the Company to meet a fixed charge coverage test, as defined, as well as certain covenants, which among other things, limits the ability of the Company to incur additional indebtedness; enter into guarantees; make loans and investments; make capital expenditures; declare dividends; engage in mergers, consolidations and asset sales; enter into transactions with affiliates; create liens and encumbrances; enter into sale/leaseback transactions; modify material agreements; and change the business it conducts. As of July 3, 2004, the Company was in compliance with these covenants. The Company’s obligations under the Revolver are secured by all inventories and accounts receivable. The Revolver expires February 15, 2008.

      During second quarter 2003, the Company entered into an interest rate swap agreement (“Swap”) to manage exposure to fluctuations in interest rates. The Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At July 3, 2004, the Swap in place covers a notional amount of $50.0 million of indebtedness at a fixed interest rate of 2.14% and expires in June 2006. The Swap has not been designated for hedge accounting treatment. Accordingly, the Company recognizes the fair value of the Swap in the accompanying condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to interest expense in the accompanying condensed consolidated statements of operations. The fair value of the Swap is the estimated amount that the Company would pay or receive to terminate the agreement at the reporting date. The fair value of the Swap was an asset of $0.7 million and $0.2 million at July 3, 2004 and December 27, 2003, respectively, and is included in other assets in the accompanying condensed consolidated balance sheets. As a result of the change in fair value, $0.6 million and $0.4 million net reductions to interest expense were recorded for the quarter and six months ended July 3, 2004, respectively. For the quarter and six months ended June 28, 2003, the Company recorded additional interest expense of $0.3 million relating to the change in fair value of the Swap.

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

Income Taxes

      The Company has deferred tax assets, consisting primarily of net operating loss carryforwards (“NOLs”) of $14.2 million and $15.3 million at July 3, 2004 and December 27, 2003, respectively. The decrease in net deferred tax assets is primarily attributable to current period income and the corresponding NOL utilization. Management has evaluated the Company’s deferred tax assets and has concluded that the realizability of the deferred tax assets is more likely than not, except as it relates to certain state NOLs, for which a valuation allowance of $1.0 million is recorded as of July 3, 2004, unchanged from December 27, 2003. The valuation allowance relates to certain deferred tax assets, that in management’s assessment, may not be realized due to the sale of Winston Tire Company (“Winston”) in May 2001. This evaluation considered the historical and long-term expected profitability of the Company. Given the timing of the reversal of its temporary differences and the expiration date of its NOLs, the Company believes that taxable income generated in current and future years will be sufficient to utilize the remaining net deferred tax assets. The Company’s ability to generate future taxable income is dependent on numerous factors including general economic conditions, the state of the replacement tire market and other factors beyond management’s control. There can be no assurance that the Company will meet its expectation of future taxable income and adjustments to the valuation allowance may be required in the future.

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

      For the period ended July 3, 2004, the Company did not experience any material changes from the quantitative and qualitative disclosures about market risk presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

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

Changes in Internal Controls

      During the quarter ended July 3, 2004, there was no change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except that as part of an ongoing implementation of an Oracle enterprise resource planning system, the Company is updating the internal controls over financial reporting as necessary to accommodate any modifications to its business processes or accounting procedures.

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

      (b) Reports on Form 8-K

No report on Form 8-K was filed during the quarter ended July 3, 2004.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2004

AMERICAN TIRE DISTRIBUTORS, INC.

By:	/s/ SCOTT A. DEININGER

Scott A. Deininger
Senior Vice President of
Finance and Administration
(On behalf of the Registrant and
as Principal Financial Officer)