Form 10-Q
period 2004-10-02
AMERICAN TIRE DISTRIBUTORS INC
filed 2004-11-15
CIK 1068152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 333-61713

American Tire Distributors, Inc.

A Delaware Corporation	IRS Employer Identification No. 56-0754594

12200 Herbert Wayne Court

Suite 150
Huntersville, North Carolina 28078

(704) 992-2000

      Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

      Number of common shares outstanding at November 15, 2004: 5,161,917

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

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements.

American Tire Distributors, Inc.

Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	October 2,	December 27,
	2004	2003

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,776	$3,326
Accounts receivable, net of allowance for doubtful accounts of $1,578 and $1,112	146,526	96,120
Inventories	227,545	174,051
Deferred income taxes	6,235	6,462
Other current assets	10,905	10,625

Total current assets	394,987	290,584

Property and equipment, net	23,229	17,662
Goodwill, net	124,765	93,940
Other intangible assets, net	13,927	2,238
Deferred income taxes	8,269	8,849
Other assets	7,244	5,730

Total assets	$572,421	$419,003

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$227,790	$170,716
Accrued expenses	28,877	17,952
Current maturities of long-term debt	1,499	2,919

Total current liabilities	258,166	191,587

Revolving credit facility and other long-term debt	199,774	137,044
Series D Senior Notes	28,600	28,600
Capital lease obligations	14,131	14,153
Other liabilities	10,183	4,590
Redeemable preferred stock (Note 10)	9,535	10,535
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock (Note 11)	54,627	50,944
Common stock, par value $.01 per share; 50,000,000 shares authorized; 5,161,917 and 5,086,917 shares issued and outstanding	52	51
Additional paid-in capital	23,030	22,388
Warrants	1,352	1,782
Note receivable from sale of stock	—	(17)
Accumulated deficit	(27,029)	(42,654)

Total stockholders’ equity	52,032	32,494

Total liabilities and stockholders’ equity	$572,421	$419,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)
(dollars in thousands)

	Quarters Ended		Nine Months Ended

	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003

Net sales	$330,208	$292,365	$945,679	$836,580
Cost of goods sold	269,955	239,336	773,329	687,409

Gross profit	60,253	53,029	172,350	149,171
Selling, general and administrative expenses	44,277	40,670	130,331	120,350

Operating income	15,976	12,359	42,019	28,821

Other income (expense):
Interest expense	(3,552)	(3,110)	(9,405)	(10,796)
Other, net	(103)	(52)	(436)	127

Income from operations before income taxes	12,321	9,197	32,178	18,152
Provision for income taxes	4,928	3,678	12,871	7,260

Net income	$7,393	$5,519	$19,307	$10,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Tire Distributors, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	Nine Months Ended

	October 2,	September 27,
	2004	2003

Cash flows from operating activities:
Net income	$19,307	$10,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of other intangibles	4,174	4,920
Amortization of other assets	736	906
Provision for doubtful accounts	17	859
Deferred income taxes	1,299	6,271
Other, net	(1)	41
Change in operating assets and liabilities:
Accounts receivable	(31,585)	(16,958)
Inventories	(27,824)	(8,984)
Other current assets	(27)	140
Accounts payable and accrued expenses	45,656	17,013
Other, net	(1,105)	(1,089)

Net cash provided by operating activities	10,647	14,011

Cash flows from investing activities:
Purchase of property and equipment	(2,829)	(1,315)
Proceeds from sale of property and equipment	77	566
Acquisitions, net of cash acquired	(59,096)	—
Other, net	—	(50)

Net cash used in investing activities	(61,848)	(799)

Cash flows from financing activities:
Net proceeds from (repayments of) revolving credit facility and other long-term debt	52,438	(11,695)
Series A preferred stock redemption	(1,000)	(500)
Other	213	—

Net cash provided by (used in) financing activities	51,651	(12,195)

Net increase in cash and cash equivalents	450	1,017
Cash and cash equivalents, beginning of period	3,326	2,693

Cash and cash equivalents, end of period	$3,776	$3,710

Supplemental disclosures of cash flow information:
Cash payments for interest	$8,454	$9,522

Cash payments for taxes, net	$11,896	$1,119

Supplemental disclosures of noncash activities:
Capital expenditures financed by debt	$3,391	$765

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

      The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with accounting principles generally accepted in the United States. In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s consolidated financial statements reported on Form 10-K for the fiscal year ended December 27, 2003. The results of the operations for the quarter and nine months ended October 2, 2004 are not necessarily indicative of the operating results for the full fiscal year.

      The Company’s fiscal year is based on either a 52 or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended October 2, 2004 and September 27, 2003 contain operating results for 13 weeks. The nine months ended October 2, 2004 and September 27, 2003 contain operating results for 40 weeks and 39 weeks, respectively.

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

4.	Acquisitions:

      On July 30, 2004, the Company completed the purchase of all the outstanding stock of Texas Market Tire Holdings I, Inc., dba Big State Tire Supply (“Big State”), a tire distributor located in Lubbock, Texas pursuant to the terms of that certain Stock Purchase Agreement dated July 2, 2004. Big State operates nine

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

distribution centers located in Texas, Oklahoma and New Mexico. The acquisition was financed by the Company’s existing revolving credit facility (see Note 9).

      On September 2, 2004, the Company completed the purchase of all the outstanding stock of Target Tire, Inc. (“Target Tire”), a tire distributor located in Jacksonville, North Carolina pursuant to the terms of that certain Stock Purchase Agreement dated September 1, 2004. Target Tire operates eleven distribution centers located in North Carolina, Georgia, South Carolina, Virginia and Tennessee. The acquisition was financed by the Company’s existing revolving credit facility, as amended (see Note 9).

      These acquisitions have been accounted for using the purchase method of accounting and, accordingly, results of operations for the acquired businesses have been included in the unaudited condensed consolidated statements of operations from the acquisition dates. Preliminary allocations of the purchase prices have been recorded in the accompanying unaudited condensed consolidated financial statements as of October 2, 2004, based on management’s best estimate of fair values for the assets acquired and liabilities assumed. These acquisitions are not material individually or in the aggregate to the results of operations for the period.

5.	Stock Options:

      As permitted by SFAS No. 123, “Accounting For Stock-Based Compensation,” the Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and its related interpretations. Pursuant to APB No. 25, compensation expense is recognized for financial reporting purposes using the intrinsic value method. The amount of compensation expense to be recognized is determined by the excess of the fair value of common stock over the exercise price of the related option at the measurement date. The exercise price of all stock options represented fair value of the underlying common stock at the date of grant. Accordingly, no compensation expense has been recorded in the unaudited condensed consolidated statements of operations.

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

      The following information is presented as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123 (in thousands):

	For the Quarters Ended		For the Nine Months Ended

	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income, as reported	$7,393	$5,519	$19,307	$10,892
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(82)	(160)	(380)	(315)

Pro forma net income	$7,311	$5,359	$18,927	$10,577

      The Company granted options for 268,226 shares in first quarter 2004 and 50,000 shares in third quarter 2004 with an exercise price of $4.25. The weighted average fair value of options granted during the first and

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

third quarter 2004, estimated on the date of grant using the Black-Scholes option pricing model, was $1.40 and $1.54, respectively. The fair value of options granted in the first and third quarter 2004 was determined using the following assumptions: a weighted average risk-free interest rate of 3.98% and 4.48%, respectively, no dividend yield, expected life of 10 years, which equals the terms of the options, and no expected volatility. There were no options granted in second quarter 2004.

      The Company granted options for 198,308 shares in first quarter 2003 with an exercise price of $3.00. The weighted average fair value of options granted during first quarter 2003, estimated on the date of grant using the Black-Scholes option pricing model, was $1.00. The fair value of options granted in first quarter 2003 was determined using the following assumptions: a risk-free interest rate of 4.05%, no dividend yield, expected life of 10 years, which equals the terms of the options, and no expected volatility. There were no options granted in second and third quarter 2003.

6.	Inventories:

      Inventories consist of tires, wheels, equipment and related accessories and are valued at the lower of cost, determined on the first-in, first-out (FIFO) method or market. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. Terms with a majority of the Company’s tire vendors allow for return of tire products, within limitations, as specified in their supply agreements. All of the Company’s inventories, excluding Target Tire’s inventories, are held as collateral under the revolving credit facility.

7.	Shipping and Handling Costs:

      Certain outbound shipping and handling costs are classified as selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. Such expenses totaled $16.3 million and $15.5 million for the quarters ended October 2, 2004 and September 27, 2003, respectively, and $47.9 million and $46.3 million for the nine months ended October 2, 2004 and September 27, 2003, respectively.

8.	Deferred Income Taxes:

      The Company has net deferred tax assets, consisting primarily of net operating loss carryforwards (“NOLs”) of $14.3 million and $15.3 million at October 2, 2004 and December 27, 2003, respectively. The decrease in net deferred tax assets is primarily attributable to current period income and the corresponding NOL utilization partially offset by the addition of $0.3 million in net deferred tax assets as a result of the Target Tire acquisition in third quarter 2004. Management has evaluated the Company’s net deferred tax assets and has concluded that the realizability of the net deferred tax assets is more likely than not, except as it relates to certain state NOLs, for which a valuation allowance of $1.0 million was included in the accompanying condensed consolidated balance sheets as of October 2, 2004, unchanged from December 27, 2003. The valuation allowance relates to certain deferred tax assets, that in management’s assessment, may not be realized due to the sale of Winston Tire Company (“Winston”) in May 2001. This evaluation considered the historical and long-term expected profitability of the Company. Given the timing of the reversal of its temporary differences and the expiration date of its NOLs, the Company believes that taxable income generated in current and future years will be sufficient to utilize the remaining net deferred tax assets. The Company’s ability to generate future taxable income is dependent on numerous factors including general economic conditions, the state of the replacement tire market and other factors beyond management’s control. There can be no assurance that the Company will meet its expectation of future taxable income and adjustments to the valuation allowance may be required in the future.

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

9.	Long-term Debt and Other Financing Arrangements:

Revolving Credit Facility

      On March 19, 2004, the Company executed a Third Amended and Restated Loan and Security Agreement (“Revolver”). The Borrowers to the Revolver are the Company and its subsidiaries. The Revolver provides for borrowings in the aggregate principal amount of up to the lesser of $245.0 million, less defined reserves, or the Borrowing Base, as defined in the agreement. On April 2, 2004, the Company and its lenders executed an amendment to the Revolver to amend the requirements and form of the officer’s compliance certificate to be issued to the lenders.

      Borrowings under the Revolver bear interest, at (i) the Base Rate, as defined, plus the applicable margin (0.75% as of October 2, 2004) or (ii) the Eurodollar Rate, as defined, plus the applicable margin (2.25% as of October 2, 2004). These margins are subject to performance-based step-downs resulting in margins ranging from 0.25% to 1.25% for Base Rate loans and 1.75% to 2.75% for Eurodollar Rate loans, respectively.

      The Revolver, as amended, requires the Company to meet a fixed charge coverage test, as defined, as well as certain covenants, which among other things, limits the ability of the Company to incur additional indebtedness; enter into guarantees; make loans and investments; make capital expenditures; declare dividends; engage in mergers, consolidations and asset sales; enter into transactions with affiliates; create liens and encumbrances; enter into sale/leaseback transactions; modify material agreements; and change the business it conducts. As of October 2, 2004, the Company was in compliance with these covenants. Obligations under the Revolver are secured by all inventories and accounts receivables of the Company, excluding the inventories and accounts receivable acquired in the Target Tire acquisition. The Revolver expires February 15, 2008.

      On September 2, 2004, the Company and its lenders executed a Second Amendment to the Revolver to provide the Company with a $20.0 million term loan to facilitate the acquisition of Target Tire. The term loan is evidenced by a promissory note and is due and payable, in full, no later than March 1, 2005. Borrowings under the term loan bear interest at (i) the Base Rate, as defined, plus the applicable margin or (ii) the Eurodollar Rate, as defined, plus the applicable margin. The applicable margin is 6.0% for Base Rate loans and 7.5% for Eurodollar Rate loans. The term loan is subject to acceleration prior to maturity upon default of the Revolver. The Company may prepay the term loan in whole or in part at any time.

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

Derivative Instruments

      During second quarter 2003, the Company entered into an interest rate swap agreement (“Swap”) to manage exposure to fluctuations in interest rates. The Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At October 2, 2004, the Swap in place covers a notional amount of $50.0 million of indebtedness at a fixed interest rate of 2.14% and expires in June 2006. The Swap has not been designated for hedge accounting treatment. Accordingly, the Company recognizes the fair value of the Swap in the accompanying condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to interest expense in the accompanying unaudited condensed consolidated statements of operations. The fair value of the Swap is the estimated amount that the Company would pay or receive to terminate the agreement at the reporting date. The fair value of the Swap was an asset of $0.6 million and $0.2 million at October 2, 2004 and December 27, 2003, respectively, and is included in other assets in the accompanying condensed consolidated balance sheets. As a result of the change in fair value, the Company recorded additional interest expense of $0.1 million for the quarter ended October 2, 2004 and $0.3 million net reductions to interest expense for the nine months ended October 2, 2004. In 2003, the Company recorded net reductions to interest expense of $0.4 million and $0.1 million for the quarter and nine months ended September 27, 2003, respectively.

Capital Lease Obligations

      As of October 2, 2004, the Company has a capital lease obligation of $14.1 million relating to the sale and leaseback of three of its owned facilities. All cash paid to the lessor is recorded as interest expense and the capital lease obligation will be reduced when the Company no longer has continuing involvement with the properties. The initial term of the lease is for 20 years, followed by two 10-year renewal options. The annual rent paid under the terms of the lease is $1.6 million (paid quarterly) and is adjusted for Consumer Price Index changes every two years. As of April 25, 2004, the annual rent increased to $1.7 million. In addition, the purchaser received warrants to purchase 153,597 shares of the Company’s common stock. The warrants have a term of 10 years with a stated exercise price of $3.00 per warrant. The Company recorded these warrants at fair value and has presented them as a component of stockholders’ equity in the accompanying condensed consolidated balance sheets.

Debt Maturities

      Aggregate annual maturities of long-term debt at October 2, 2004, are as follows (in thousands):

Year Ending
December:

2004 (remainder)	$1,402
2005	1,419
2006	1,151
2007	609
2008	225,231
Thereafter	14,192

$244,004

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

10.	Redeemable Preferred Stock:

      The following represents the Company’s issued and outstanding redeemable preferred stock (dollars in thousands, except share amounts):

	October 2,	December 27,
	2004	2003

	(Unaudited)
Redeemable preferred stock Series A — 4% cumulative; 7,000 shares authorized; 5,500 and 6,500 shares issued and outstanding, respectively	$5,500	$6,500
Redeemable preferred stock Series B — variable rate cumulative; 4,500 shares authorized, issued and outstanding	4,035	4,035

Total redeemable preferred stock	$9,535	$10,535

      The stated value of Series A preferred stock is $1,000 per share. Holders of Series A preferred stock are entitled to receive, when and if declared by the Board of Directors, cumulative cash dividends at an annual rate of 4%, subject to adjustment based on the volume of purchases from one of the Company’s suppliers. Additional dividends will accrue, when and if declared by the Board of Directors, and are payable on the last business day of January. For the nine months ended October 2, 2004, the Company declared and paid a dividend based on a 4% rate. The Series A preferred stock is classified as a liability in the accompanying condensed consolidated balance sheets and the related dividends are included in interest expense in the accompanying unaudited condensed consolidated statements of operations. The Series A preferred stock can be redeemed by the Company, beginning on the last business day of December 2002 and on the last business day of each June and December thereafter, through June 2007. During the nine months ending October 2, 2004, the Company redeemed 1,000 shares of the Series A preferred stock for $1.0 million.

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

11.	Preferred Stock:

      The following represents the Company’s issued and outstanding preferred stock (dollars in thousands, except share amounts):

	October 2,	December 27,
	2004	2003

	(Unaudited)
Preferred stock Series C — 12% cumulative; 1,333,334 shares authorized, issued and outstanding	$17,040	$15,960
Preferred stock Series D — 12% cumulative; 9,637,592 shares authorized, issued and outstanding	37,587	34,984

Total preferred stock	$54,627	$50,944

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

Guaranteed Lease Obligations

      The Company remains liable as a guarantor on certain leases of Winston, its discontinued retail segment. As of October 2, 2004, total obligations of the Company, as guarantor on these leases is approximately $11.5 million extending over 15 years. However, the Company has secured assignments or sublease agreements for the vast majority of these commitments with contractual assigned or subleased rentals of approximately $10.9 million. A provision has been made for the net present value of the estimated shortfall.

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

13.	Subsequent Event:

      On November 4, 2004, the Company paid off the $20.0 million term loan with borrowings from the Revolver (see Note 9).

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

14.	Subsidiary Guarantor Financial Information:

      The Company’s Series D Senior Notes are guaranteed on a full, unconditional and joint and several basis by all of the Company’s subsidiaries, each of which is wholly-owned. The condensed consolidating financial information for the Company is as follows (dollars in thousands, except per share amounts):

      Condensed consolidating balance sheets as of October 2, 2004 and December 27, 2003, are as follows:

	As of October 2, 2004

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,469	$307	$—	$3,776
Accounts receivable, net	91,424	55,102	—	146,526
Inventories	143,101	84,444	—	227,545
Other current assets	15,648	1,492	—	17,140

Total current assets	253,642	141,345	—	394,987

Property and equipment, net	17,384	5,845	—	23,229
Goodwill and other intangible assets, net	51,093	87,599	—	138,692
Investment in subsidiaries	119,209	—	(119,209)	—
Other assets	14,723	790	—	15,513

Total assets	$456,051	$235,579	$(119,209)	$572,421

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$216,805	$10,985	$—	$227,790
Accrued expenses	22,280	6,597	—	28,877
Current maturities of long-term debt	1,420	79	—	1,499
Intercompany payables (receivables)	(91,368)	91,368	—	—

Total current liabilities	149,137	109,029	—	258,166

Revolving credit facility and other long-term debt	198,746	1,028	—	199,774
Series D Senior Notes	28,600	—	—	28,600
Capital lease obligations	14,085	46	—	14,131
Other liabilities	3,916	6,267	—	10,183
Redeemable preferred stock	9,535	—	—	9,535
Stockholders’ equity:
Intercompany investment	—	108,674	(108,674)	—
Preferred stock	54,627	—	—	54,627
Common stock, par value $.01 per share; 50,000,000 shares authorized; 5,161,917 shares issued and outstanding	52	—	—	52
Additional paid-in capital	23,030	—	—	23,030
Warrants	1,352	—	—	1,352
Accumulated deficit	(27,029)	10,535	(10,535)	(27,029)

Total stockholders’ equity	52,032	119,209	(119,209)	52,032

Total liabilities and stockholders’ equity	$456,051	$235,579	$(119,209)	$572,421

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

	As of December 27, 2003

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$3,295	$31	$—	$3,326
Accounts receivable, net	71,058	25,062	—	96,120
Inventories	123,126	50,925	—	174,051
Other current assets	16,548	539	—	17,087

Total current assets	214,027	76,557	—	290,584

Property and equipment, net	14,421	3,241	—	17,662
Goodwill and other intangible assets, net	51,441	44,737	—	96,178
Investment in subsidiaries	49,967	—	(49,967)	—
Other assets	14,142	437	—	14,579

Total assets	$343,998	$124,972	$(49,967)	$419,003

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$170,716	$—	$—	$170,716
Accrued expenses	16,408	1,544	—	17,952
Current maturities of long-term debt	2,915	4	—	2,919
Intercompany payables (receivables)	(72,159)	72,159	—	—

Total current liabilities	117,880	73,707	—	191,587

Revolving credit facility and other long-term debt	137,044	—	—	137,044
Series D Senior Notes	28,600	—	—	28,600
Capital lease obligations	14,153	—	—	14,153
Other liabilities	3,292	1,298	—	4,590
Redeemable preferred stock	10,535	—	—	10,535
Stockholders’ equity:
Intercompany investment	—	49,454	(49,454)	—
Preferred stock	50,944	—	—	50,944
Common stock, par value $.01 per share; 50,000,000 shares authorized; 5,086,917 shares issued and outstanding	51	—	—	51
Additional paid-in capital	22,388	—	—	22,388
Warrants	1,782	—	—	1,782
Note receivable from sale of stock	(17)	—	—	(17)
Accumulated deficit	(42,654)	513	(513)	(42,654)

Total stockholders’ equity	32,494	49,967	(49,967)	32,494

Total liabilities and stockholders’ equity	$343,998	$124,972	$(49,967)	$419,003

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

      Condensed consolidating statements of operations for the quarters ended October 2, 2004 and September 27, 2003 are as follows:

	For the Quarter Ended
	October 2, 2004

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

	(Unaudited)
Net sales	$215,497	$114,711	$—	$330,208
Cost of goods sold	175,191	94,764	—	269,955

Gross profit	40,306	19,947	—	60,253
Selling, general and administrative expenses	31,441	12,836	—	44,277

Operating income	8,865	7,111	—	15,976
Other income (expense):
Interest expense	(3,545)	(7)	—	(3,552)
Other, net	(208)	105	—	(103)
Equity earnings of subsidiaries	4,326	—	(4,326)	—

Income from operations before income taxes	9,438	7,209	(4,326)	12,321
Provision for income taxes	2,045	2,883	—	4,928

Net income	$7,393	$4,326	$(4,326)	$7,393

	For the Quarter Ended
	September 27, 2003

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

	(Unaudited)
Net sales	$203,824	$88,541	$—	$292,365
Cost of goods sold	166,359	72,977	—	239,336

Gross profit	37,465	15,564	—	53,029
Selling, general and administrative expenses	30,139	10,531	—	40,670

Operating income	7,326	5,033	—	12,359
Other income (expense):
Interest expense	(3,110)	—	—	(3,110)
Other, net	(133)	81	—	(52)
Equity earnings of subsidiaries	3,069	—	(3,069)	—

Income from operations before income taxes	7,152	5,114	(3,069)	9,197
Provision for income taxes	1,633	2,045	—	3,678

Net income	$5,519	$3,069	$(3,069)	$5,519

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

      Condensed consolidating statements of operations for the nine months ended October 2, 2004 and September 27, 2003 are as follows:

	For the Nine Months Ended
	October 2, 2004

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

	(Unaudited)
Net sales	$652,211	$293,468	$—	$945,679
Cost of goods sold	531,296	242,033	—	773,329

Gross profit	120,915	51,435	—	172,350
Selling, general and administrative expenses	95,362	34,969	—	130,331

Operating income	25,553	16,466	—	42,019
Other income (expense):
Interest expense	(9,396)	(9)	—	(9,405)
Other, net	(681)	245	—	(436)
Equity earnings of subsidiaries	10,022	—	(10,022)	—

Income from operations before income taxes	25,498	16,702	(10,022)	32,178
Provision for income taxes	6,191	6,680	—	12,871

Net income	$19,307	$10,022	$(10,022)	$19,307

	For the Nine Months Ended
	September 27, 2003

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

	(Unaudited)
Net sales	$594,807	$241,773	$—	$836,580
Cost of goods sold	486,865	200,544	—	687,409

Gross profit	107,942	41,229	—	149,171
Selling, general and administrative expenses	88,485	31,865	—	120,350

Operating income	19,457	9,364	—	28,821
Other income (expense):
Interest expense	(10,796)	—	—	(10,796)
Other, net	(85)	212	—	127
Equity earnings of subsidiaries	5,746	—	(5,746)	—

Income from operations before income taxes	14,322	9,576	(5,746)	18,152
Provision for income taxes	3,430	3,830	—	7,260

Net income	$10,892	$5,746	$(5,746)	$10,892

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

      Condensed consolidating statements of cash flows for the nine months ended October 2, 2004 and September 27, 2003 are as follows:

	For the Nine Months Ended
	October 2, 2004

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

	(Unaudited)
Cash flows from operating activities:
Net income	$19,307	$10,022	$(10,022)	$19,307
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of other intangibles and other assets	3,565	1,345	—	4,910
Provision for doubtful accounts	61	(44)	—	17
Other, net	1,313	(15)	—	1,298
Equity earnings of subsidiaries	(10,022)	—	10,022	—
Change in operating assets and liabilities:
Accounts receivable	(20,427)	(11,158)	—	(31,585)
Inventories	(19,975)	(7,849)	—	(27,824)
Other current assets	181	(208)	—	(27)
Accounts payable and accrued expenses	51,961	(6,305)	—	45,656
Other, net	(961)	(144)	—	(1,105)

Net cash provided by (used in) operating activities	25,003	(14,356)	—	10,647

Cash flows from investing activities:
Purchase of property and equipment	(2,234)	(595)	—	(2,829)
Proceeds from sale of property and equipment	50	27	—	77
Acquisitions, net of cash acquired	(59,220)	124	—	(59,096)
Intercompany	(19,209)	19,209	—	—

Net cash provided by (used in) investing activities	(80,613)	18,765	—	(61,848)

Cash flows from financing activities:
Net proceeds from (repayments of) revolving credit facility and other long-term debt	56,571	(4,133)	—	52,438
Series A preferred stock redemption	(1,000)	—	—	(1,000)
Other	213	—	—	213

Net cash provided by (used in) financing activities	55,784	(4,133)	—	51,651

Net increase in cash and cash equivalents	174	276	—	450
Cash and cash equivalents, beginning of period	3,295	31	—	3,326

Cash and cash equivalents, end of period	$3,469	$307	$—	$3,776

American Tire Distributors, Inc.

Notes to Condensed Consolidated Financial Statements — (Continued)

	For the Nine Months Ended
	September 27, 2003

	Parent	Subsidiary
	Company	Guarantors	Eliminations	Consolidated

	(Unaudited)
Cash flows from operating activities:
Net income	$10,892	$5,746	$(5,746)	$10,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of other intangibles and other assets	3,669	2,157	—	5,826
Provision for doubtful accounts	833	26	—	859
Other, net	6,282	30	—	6,312
Equity earnings of subsidiaries	(5,746)	—	5,746	—
Change in operating assets and liabilities:
Accounts receivable	(13,240)	(3,718)	—	(16,958)
Inventories	(7,313)	(1,671)	—	(8,984)
Other current assets	(255)	395	—	140
Accounts payable and accrued expenses	17,270	(257)	—	17,013
Other, net	(1,010)	(79)	—	(1,089)

Net cash provided by operating activities	11,382	2,629	—	14,011

Cash flows from investing activities:
Purchase of property and equipment	(773)	(542)	—	(1,315)
Proceeds from sale of property and equipment	495	71	—	566
Other, net	(50)	—	—	(50)
Intercompany	2,259	(2,259)	—	—

Net cash provided by (used in) investing activities	1,931	(2,730)	—	(799)

Cash flows from financing activities:
Net repayments of revolving credit facility and other long-term debt	(11,683)	(12)	—	(11,695)
Series A preferred stock redemption	(500)	—	—	(500)

Net cash used in financing activities	(12,183)	(12)	—	(12,195)

Net increase (decrease) in cash and cash equivalents	1,130	(113)	—	1,017
Cash and cash equivalents, beginning of period	2,538	155	—	2,693

Cash and cash equivalents, end of period	$3,668	$42	$—	$3,710

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

      The Company’s fiscal year is based on either a 52 or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of certain fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated quarters having only 13 weeks. The quarters ended October 2, 2004 and September 27, 2003 contain operating results for 13 weeks. The nine months ended October 2, 2004 and September 27, 2003 contain operating results for 40 weeks and 39 weeks, respectively.

      During third quarter 2004, the Company completed the purchase of all the outstanding stock of Texas Market Tire Holdings I, Inc., dba Big State Tire Supply (“Big State”) and Target Tire, Inc. (“Target Tire”). These acquisitions have been accounted for using the purchase method of accounting and, accordingly, results of operations for the acquired businesses have been included in the unaudited condensed consolidated statements of operations from the acquisition date.

Results of Operations

Quarter Ended October 2, 2004 Compared to Quarter Ended September 27, 2003

      Consolidated net sales in third quarter 2004 increased $37.8 million, or 12.9%, to $330.2 million from $292.4 million in third quarter 2003. Of the increase, the operations acquired from Big State and Target Tire accounted for $21.3 million. Excluding the Big State and Target Tire operations, sales increased $16.5 million, a 5.6% increase over third quarter 2003. This increase is primarily attributable to an increase in medium truck tire sales as well as certain manufacturer price increases that were part of an overall industry increase.

      Gross profit increased $7.3 million, or 13.6%, to $60.3 million in third quarter 2004 from $53.0 million in third quarter 2003. Acquired operations contributed $3.5 million in gross profit, or 6.6%. The remainder of the increase in 2004 is primarily due to increased sales. Gross profit as a percentage of sales increased 0.1% to 18.2% in third quarter 2004 compared to 18.1% in third quarter 2003. The inclusion of Big State and Target Tire decreased margin percentages in third quarter 2004 by 0.2%. The increase in margin percentage, excluding newly acquired operations, of 0.3% was a result of the Company’s efforts to enhance margin through improved mix and purchasing efficiencies.

      Selling, general and administrative expenses increased $3.6 million to $44.3 million in third quarter 2004 compared to $40.7 million in third quarter 2003. The inclusion of acquired operations accounted for $2.5 million of the increase. The remaining increase in selling, general and administrative expenses of $1.1 million is primarily due to increases in employee related expenses ($1.1 million), rising fuel costs ($0.2 million) and costs associated with the acquisition of Big State and Target Tire ($0.4 million), partially offset by a decrease in the provision for doubtful accounts ($0.2 million) and other net decreases ($0.4 million). The increase in employee related expenses is due, in part, to incentive based compensation associated with the increase in sales and profits. As a percentage of sales, selling, general and administrative expenses decreased to 13.4% in third quarter 2004 compared to 13.9% in third quarter 2003.

      Operating income increased $3.6 million in third quarter 2004 to $16.0 million from $12.4 million in third quarter 2003 due primarily to an overall increase in sales partially offset by an increase in selling, general and administrative expenses.

      Interest expense increased $0.5 million in third quarter 2004 to $3.6 million from $3.1 million in third quarter 2003. The increase is due primarily to increased borrowings on the Company’s revolving credit facility as a result of the two acquisitions completed in third quarter 2004, as well as additional interest expense relating to the change in fair value of the interest rate swap agreement, partially offset by a reduction in other long-term debt levels.

      The Company recognized an income tax provision of $4.9 million in third quarter 2004 compared to $3.7 million in third quarter 2003. The effective tax rate in each quarter was approximately 40%.

      Net income increased $1.9 million in third quarter 2004 to $7.4 million from $5.5 million in third quarter 2003. The increase is due primarily to the increase in operating income partially offset by an increase in interest expense and an increase in the income tax provision.

Nine Months Ended October 2, 2004 Compared to Nine Months Ended September 27, 2003

      Consolidated net sales for the nine-month period in 2004 increased $109.1 million, or 13.0%, to $945.7 million from $836.6 million for the nine-month period in 2003. The inclusion of sales for Big State (2 months) and Target Tire (1 month) accounted for $21.3 million, or 2.5%. The remaining increase in sales of $87.8 million is primarily attributable to an increase in light and medium truck tire, equipment and wheel sales, as well as certain manufacturer price increases that were part of an overall industry increase. The results for 2004 also include an additional week of sales.

      Gross profit increased $23.2 million, or 15.5%, to $172.4 million in the nine-month period in 2004 from $149.2 million in the nine-month period in 2003. Acquired operations contributed $3.5 million in gross profit, or 2.3%. The remaining increase is primarily attributable to increased sales levels as well as a continuing shift to sales of the Company’s higher margin tires and wheels. Gross profit as a percentage of sales increased 0.4% to 18.2% in the nine-month period in 2004 compared to 17.8% in the nine-month period in 2003. Margins in 2004 benefited from increased wheel sales, which carry higher margins, offset by a negative impact from various marketing programs that were in effect in second and third quarter 2004. Margins in 2003 were negatively impacted by an aggressive first quarter 2003 marketing program, which resulted in reduced margins on certain products.

      Selling, general and administrative expenses increased $9.9 million to $130.3 million in the nine-month period in 2004 compared to $120.4 million in the nine-month period in 2003. The inclusion of acquired operations accounted for $2.5 million, or 2.1%. The remaining increase in selling, general and administrative expenses of $7.4 million is primarily due to increases in employee related expenses ($7.1 million), rising fuel costs ($0.2 million), costs associated with the acquisition of Big State and Target Tire ($0.4 million) and other net increases ($1.1 million), partially offset by a reduction in amortization expense ($0.6 million) relating to noncompete agreements that ended in the second quarter of 2003 and a reduction in the provision for doubtful accounts ($0.8 million). The increase in employee related expenses is due, in part, to incentive based compensation associated with an increase in sales and profits and the inclusion of an additional week in first quarter 2004. As a percentage of sales, selling, general and administrative expenses decreased to 13.8% for the nine-month period in 2004 compared to 14.4% for the nine-month period in 2003.

      Operating income increased $13.2 million in the nine-month period in 2004 to $42.0 million from $28.8 million in the nine-month period in 2003 due primarily to an overall increase in sales and improvements in the Company’s gross profit margins, partially offset by an increase in selling, general and administrative expenses.

      Interest expense decreased $1.4 million in the nine-month period in 2004 to $9.4 million from $10.8 million in the nine-month period in 2003. The decrease is due primarily to a decline in interest rates, a reduction in other long-term debt levels and a $0.2 million net reduction in interest expense relating to the change in fair value of the interest rate swap agreement, partially offset by increased borrowings on the Company’s revolving credit facility as a result of the two acquisitions completed in third quarter 2004.

      The Company recognized an income tax provision of $12.9 million in the nine-month period of 2004 compared to $7.3 million in the nine-month period of 2003. The effective tax rate in each period was approximately 40%.

      Net income increased $8.4 million in the nine-month period of 2004 to $19.3 million from $10.9 million in the nine-month period of 2003. The increase is due primarily to the increase in operating income partially offset by the increase in the income tax provision.

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

      Reconciliation of net income to EBITDA:

	Quarters Ended		Nine Months Ended

	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003

	(in thousands)		(in thousands)
Net income	$7,393	$5,519	$19,307	$10,892
Interest expense	3,552	3,110	9,405	10,796
Provision for income taxes	4,928	3,678	12,871	7,260
Depreciation and amortization of other intangibles	1,666	1,490	4,174	4,920

EBITDA	$17,539	$13,797	$45,757	$33,868

      EBITDA increased $3.7 million to $17.5 million in third quarter 2004 compared to $13.8 million in third quarter 2003. The increase in EBITDA is due primarily to the increase in sales and improvements in the Company’s gross profit margins, partially offset by the increase in selling, general and administrative expenses. EBITDA from the acquired operations of Big State and Target Tire accounted for $1.2 million of this increase.

      EBITDA increased $11.9 million to $45.8 million for the nine-month period 2004 compared to $33.9 million for the nine-month period 2003. The increase in EBITDA is due primarily to the increase in sales and improvements in the Company’s gross profit margins, partially offset by the increase in selling, general and administrative expenses. EBITDA from the acquired operations of Big State and Target Tire accounted for $1.2 million of this increase.

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

Liquidity and Capital Resources

      At October 2, 2004, the combined net indebtedness (net of cash) of the Company was $240.2 million compared to $179.4 million at December 27, 2003. Total commitments by the lenders under the Company’s revolving credit facility, excluding the $20.0 million term loan, were $245.0 million at October 2, 2004, of which $41.1 million was available for additional borrowings. The amount available to borrow is limited by the Borrowing Base computation, as defined in the agreement.

Operating Activities

      Net cash provided by operating activities decreased $3.4 million to $10.6 million in the nine-month period of 2004 compared to $14.0 million in the nine-month period of 2003. The decrease is primarily due to an increase in the Company’s net working capital requirements as a result of increased business activity and the acquisition of Big State and Target Tire. In addition, the Company paid $11.9 million in income taxes in the nine-month period of 2004, an increase of $10.8 million over the nine-month period of 2003. This is due to the utilization of net operating loss carryforwards (“NOL’s”) in 2003, which were not available in 2004. These items, which caused decreases in the cash flows from operations, were offset by the improved profitability of the Company. Net working capital at October 2, 2004, totaled $136.8 million compared to $99.0 million at December 27, 2003, an increase of $37.8 million.

Investing Activities

      Net cash used in investing activities increased $61.0 million to $(61.8) million in the nine-month period of 2004 compared to $(0.8) million in the nine-month period of 2003 due primarily to the acquisition of Big State and Target Tire in third quarter 2004. Capital expenditures during the nine-month period in 2004 of $2.8 million were primarily for information technology upgrades and leasehold improvements. During the nine-month period of 2004, the Company also had capital expenditures financed by debt of $3.4 million relating to information technology upgrades.

Financing Activities

      Net cash provided by financing activities increased $63.9 million to $51.7 million in the nine-month period of 2004 compared to net cash used in financing activities of $(12.2) million in the nine-month period of 2003 primarily due to increased borrowings on the Company’s revolving credit facility as a result of the two acquisitions completed in third quarter 2004, partially offset by the redemption on the Series A preferred stock.

Revolving Credit Facility

      On March 19, 2004, the Company executed a Third Amended and Restated Loan and Security Agreement (“Revolver”). The Borrowers to the Revolver are the Company and its subsidiaries. The Revolver provides for borrowings in the aggregate principal amount of up to the lesser of $245.0 million, less defined reserves, or the Borrowing Base, as defined in the agreement. On April 2, 2004, the Company and its lenders executed an amendment to the Revolver to amend the requirements and form of the officer’s compliance certificate to be issued to the lenders.

      Borrowings under the Revolver bear interest, at (i) the Base Rate, as defined, plus the applicable margin (0.75% as of October 2, 2004) or (ii) the Eurodollar Rate, as defined, plus the applicable margin (2.25% as of October 2, 2004). These margins are subject to performance-based step-downs resulting in margins ranging from 0.25% to 1.25% for Base Rate loans and 1.75% to 2.75% for Eurodollar Rate loans, respectively.

      The Revolver, as amended, requires the Company to meet a fixed charge coverage test, as defined, as well as certain covenants, which among other things, limits the ability of the Company to incur additional indebtedness; enter into guarantees; make loans and investments; make capital expenditures; declare dividends; engage in mergers, consolidations and asset sales; enter into transactions with affiliates; create liens and encumbrances; enter into sale/leaseback transactions; modify material agreements; and change the business it conducts. As of October 2, 2004, the Company was in compliance with these covenants. Obligations under the Revolver are secured by all inventories and accounts receivables of the Company, excluding the inventories and accounts receivable acquired in the Target Tire acquisition. The Revolver expires February 15, 2008.

      On September 2, 2004, the Company and its lenders executed a Second Amendment to the Revolver to provide the Company with a $20.0 million term loan to facilitate the acquisition of Target Tire. The term loan is evidenced by a promissory note and is due and payable, in full, no later than March 1, 2005. Borrowings under the term loan bear interest at (i) the Base Rate, as defined, plus the applicable margin or (ii) the Eurodollar Rate, as defined, plus the applicable margin. The applicable margin is 6.0% for Base Rate loans and 7.5% for Eurodollar Rate loans. The term loan is subject to acceleration prior to maturity upon default of the Revolver. The Company may prepay the term loan in whole or in part at any time. On November 4, 2004, the Company paid off the $20.0 million term loan with borrowings from the Revolver (see Note 9).

      During second quarter 2003, the Company entered into an interest rate swap agreement (“Swap”) to manage exposure to fluctuations in interest rates. The Swap represents a contract to exchange floating rate for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At October 2, 2004, the Swap in place covers a notional amount of $50.0 million of indebtedness at a fixed interest rate of 2.14% and expires in June 2006. The Swap has not been designated for hedge accounting treatment. Accordingly, the Company recognizes the fair value of the Swap in the accompanying condensed consolidated balance sheets and any changes in the fair value are recorded as adjustments to interest expense in the accompanying unaudited condensed consolidated statements of operations. The fair value of the Swap is the estimated amount that the Company would pay or receive to terminate the agreement at the reporting date. The fair value of the Swap was an asset of $0.6 million and $0.2 million at October 2, 2004 and December 27, 2003, respectively, and is included in other assets in the accompanying condensed consolidated balance sheets. As a result of the change in fair value, the Company recorded additional interest expense of $0.1 million for the quarter ended October 2, 2004 and $0.3 million net reductions to interest expense for the nine months ended October 2, 2004. In 2003, the Company recorded net reductions to interest expense of $0.4 million and $0.1 million for the quarter and nine months ended September 27, 2003, respectively.

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

Income Taxes

      The Company has net deferred tax assets, consisting primarily of NOLs of $14.3 million and $15.3 million at October 2, 2004 and December 27, 2003, respectively. The decrease in net deferred tax assets is primarily attributable to current period income and the corresponding NOL utilization partially offset by the addition of $0.3 million in net deferred tax assets as a result of the Target Tire acquisition in third quarter 2004. Management has evaluated the Company’s net deferred tax assets and has concluded that the realizability of the net deferred tax assets is more likely than not, except as it relates to certain state NOLs, for which a valuation allowance of $1.0 million was included in the accompanying condensed consolidated balance sheets as of October 2, 2004, unchanged from December 27, 2003. The valuation allowance relates to certain deferred tax assets, that in management’s assessment, may not be realized due to the sale of Winston Tire Company (“Winston”) in May 2001. This evaluation considered the historical and long-term expected profitability of the Company. Given the timing of the reversal of its temporary differences and the expiration date of its NOLs, the Company believes that taxable income generated in current and future years will be sufficient to utilize the remaining net deferred tax assets. The Company’s ability to generate future taxable income is dependent on numerous factors including general economic conditions, the state of the replacement tire market and other factors beyond management’s control. There can be no assurance that the Company will meet its expectation of future taxable income and adjustments to the valuation allowance may be required in the future.

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

      For the period ended October 2, 2004, the Company did not experience any material changes from the quantitative and qualitative disclosures about market risk presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

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

Changes in Internal Controls

      During the quarter ended October 2, 2004, there was no change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except that as part of an ongoing implementation of an Oracle enterprise resource planning system, the Company is updating the internal controls over financial reporting as necessary to accommodate any modifications to its business processes or accounting procedures.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

      There have been no material developments in legal proceedings involving the Company since those reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

Item 6.	Exhibits.

3.1	Amended By-laws of the Company.
4.1	Fifth Supplemental Indenture to the Series D Indenture, dated as of July 30, 2004, among the Company, the subsidiary guarantors party thereto and Wachovia Bank, National Association f/k/a First Union National Bank, as Trustee.
4.2	Sixth Supplemental Indenture to the Series D Indenture, dated as of September 1, 2004, among the Company, the subsidiary guarantors party thereto and Wachovia Bank, National Association f/k/a First Union National Bank, as Trustee.
10.1	Second Amendment to Third Amended and Restated Loan and Security Agreement.
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2004

AMERICAN TIRE DISTRIBUTORS, INC.

By:	/s/ SCOTT A. DEININGER

Scott A. Deininger
Senior Vice President of
Finance and Administration
(On behalf of the Registrant and
as Principal Financial Officer)