Form 10-K
period 2005-01-01
AMERICAN TIRE DISTRIBUTORS INC
filed 2005-03-08
CIK 1068152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 333-61713

American Tire Distributors, Inc.

(Exact name of registrant as specified in its charter)

Delaware	56-0754594
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Number of common shares outstanding at March 1, 2005: 5,161,917

Cautionary Statements on Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements relating to our business and financial outlook, which are based on our current expectations, estimates, forecasts and projections. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or other comparable terminology. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any such statement to reflect new information, the occurrence of future events or circumstances or otherwise.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation. We would like to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act in connection with the forward-looking statements included in this document.

Factors that could cause actual results to differ materially from those indicated by the forward-looking statements or that could contribute to such differences include, but are not limited to, integration of new systems, unanticipated expenditures, acquisitions and the successful integration of acquisitions into the business, changing relationships with customers, suppliers and strategic partners, changes to governmental regulation of the tire industry, the impact of competitive products, changes to the competitive environment, the acceptance of new products in the market, the economy, and world events. See “Item 1—Risk Factors” for further discussion.

PART I

Item 1. Description of Business.

Our Company

We are the leading distributor of tires to the replacement tire market in the United States and provide a critical link between tire manufacturers and the highly fragmented retail tire sales channel. Through our 71 distribution centers, we offer approximately 60,000 stock keeping units, or SKUs, to our approximately 35,000 customers, generally on a same or next day basis. As a result, our customers utilize our broad product offering to offer a comprehensive product lineup that they would be unable to otherwise provide on a stand alone basis due to working capital, logistics and warehouse constraints. We believe our position as the leading intermediary between tire manufacturers and a very fragmented customer base makes us an important distribution partner to the tire manufacturers. Our industry leading market share increased from an estimated 1.7% in 1995 to 5.9% in 2004 as a result of above-market organic growth and targeted acquisitions, making our revenue approximately four times the estimated comparable revenue of our closest wholesale competitor. We believe that our size and broad geographic footprint give us a substantial scale advantage over our competitors, all of whom are regionally focused.

We believe we have the broadest product offering in our industry, supplying our customers with 11 of the top 12 leading tire brands. We believe we are the only distributor that carries the flag brands of all four of the largest tire manufacturers: Bridgestone, Continental, Goodyear and Michelin. In addition to flag brands, we also sell associate and private label brand tires, custom wheels and accessories and related service equipment. We believe our large, diverse product offering allows us to better penetrate markets by being able to provide a wide spectrum of products at multiple price points.

We serve a highly diversified customer base. Our core customers consist of approximately 11,000 independent tire outlets that generate over 75.0% of our net sales. In addition to our extensive inventory and same or next day distribution capabilities, we provide our customers with sales and product support services, including a sophisticated ordering and logistics system, to maximize their ability to sell tires, custom wheels and accessories. These valuable services, as well as the deep level of commitment we have to the business operations of our customers, have resulted in a strong and stable position within the industry.

We were founded in North Carolina as The J.H. Heafner Company, Inc. in 1935. In 1999, we reincorporated in Delaware and changed our name to Heafner Tire Group, Inc. In 2002, we changed our name to American Tire Distributors, Inc. The new name was part of our transition from a collection of companies joined through acquisition, into a single unified company. In the two years that followed, we divested our retail operations in order to concentrate on our core wholesale tire distribution business.

Recent Developments

Over the past year, we have completed and integrated two acquisitions. These acquisitions extended our distribution network, increased our scale, expanded our product offering and allowed us to realize significant cost savings.

•	On July 30, 2004, we acquired Texas Market Tire Holdings I, Inc., d/b/a Big State Tire Supply (“Big State”), a tire distributor located in Lubbock, Texas. Big State operated nine distribution centers located in Texas, Oklahoma and New Mexico and carried primarily Goodyear brand tires. The acquisition of Big State filled a gap in our distribution footprint and allowed us to introduce our broad range of products to those customers.

•	On September 2, 2004, we acquired Target Tire, Inc. (“Target Tire”), a tire distributor located in Jacksonville, North Carolina. Target Tire operated 11 distribution centers located in North Carolina, Georgia, South Carolina, Virginia and Tennessee. We have integrated Target Tire into our existing infrastructure, closing ten of its 11 distribution centers and realizing other cost savings.

On February 4, 2005, American Tire Distributors Holdings, Inc. (“Holdings”), an investment vehicle formed by affiliates of Investcorp S.A., entered into a merger agreement with us. Pursuant to the merger agreement, and in exchange for an aggregate purchase price of $710.0 million, less the amount of our net debt at January 1, 2005 and certain dividends payable to holders of our preferred stock, our transaction expenses and certain payments to our management, ATD MergerSub, a subsidiary of Holdings, will merge into us. We refer to this transaction throughout this report as the “merger.” In connection with the merger, all of our existing redeemable preferred stock will either be redeemed or exchanged for redeemable preferred stock of Holdings and each holder of shares of our common stock will be entitled to receive a portion of the merger consideration. To the extent that any existing holder of options or warrants to acquire shares of our common stock does not exercise such options or warrants prior to the effective time of the merger, we will pay such holder an amount in cash equal to the per share consideration less the exercise price of such option or warrant in complete satisfaction of the option or warrant. We will continue as the surviving corporation with Holdings as our sole stockholder.

The merger agreement contains customary provisions for such agreements, including representations and warranties made by us and the purchasers, covenants with respect to the conduct of our business, and certain closing conditions, including the accuracy of the representations and warranties and receipt of required antitrust approvals. The merger agreement does not contemplate any closing or post closing balance sheet adjustment and does not provide for any post closing indemnity by the sellers.

On the date of the closing under the merger agreement, the following related transactions are expected to occur:

•	Investcorp S.A., certain co-investors and members of management will contribute $238.0 million to the equity of Holdings through the purchase of common and PIK preferred stock of Holdings;

•	Holdings will issue $4.0 million of Series B preferred stock in exchange for our existing Series B preferred stock, which will be subsequently canceled;

•	We will amend and restate our credit facility, which will consist of a $300.0 million revolving credit facility pursuant to which we expect to have $164.6 million of outstanding loans on the closing date;

•	We will redeem our existing Series A preferred stock and holders of our Series C and D preferred stock will receive merger consideration on a common stock equivalent basis;

•	We will issue and sell $330.0 million in aggregate principal amount of notes;

•	We will send irrevocable notice of redemption to redeem the $28.6 million outstanding principal amount of our Series D 10% Senior Notes due 2008 on May 15, 2005 at a price equal to $29.6 million plus accrued interest through the redemption date; the Series D Senior Notes will be discharged at closing of the merger; and

•	We will pay fees and expenses in connection with the foregoing.

The proceeds from the equity contributions, the notes, and the borrowings under the amended credit facility will be used to effect the merger, to repay certain of our existing debt and to pay related fees and expenses and other amounts payable under the merger agreement. All fees and expenses are estimates, and if actual amounts differ, the equity investment by Investcorp, its co-investors and the co-sponsors will be adjusted proportionately, or we may draw borrowings under our revolving credit facility.

Industry Overview

The U.S. replacement tire market had annual retail sales of approximately $24.3 billion in 2004. Of that amount, passenger car and light truck tires accounted for approximately 60.5% and 16.5% of sales, respectively. Medium truck tires and farm, specialty and other types of tires accounted for approximately 19.4% and 3.6% of sales, respectively.

The U.S. replacement tire market has experienced stable historical growth. The number of new replacement tires shipped in the United States for passenger cars and light trucks increased from 185.4 million tires in 1995 to 233.8 million tires in 2004, for a compound annual growth rate of 2.6%. During that period, annual retail tire sales declined only once, in 2001 when revenues decreased by 0.5%. We believe the decline in 2001 was primarily due to a tire recall by Firestone in 2000, where the manufacturer replaced customer tires earlier than customers would have otherwise required. We believe this stable market growth is due to the:

•	increase in both the number and average age of passenger cars and light trucks;

•	rise in the number of miles driven per vehicle;

•	expansion of replacement tire SKUs;

•	growth of high performance and larger diameter tires; and

•	shortening of tire replacement cycles.

The replacement tire market for passenger cars and light trucks consists of three primary types of tires: “flag” brands, which are premium tires sold under recognized brands; associate brands, which are primarily lower priced tires; and private label brands, which are manufactured exclusively for and marketed by independent tire wholesale distributors and/or retailers. The market share of flag brand tires in the replacement tire market has increased from approximately 53.0% in 1990 to 66.0% in 2004.

In the United States, consumers purchase replacement tires from several principal sources, including independent tire outlets, manufacturer owned retail stores, mass merchandisers such as Sears and Wal-Mart, auto supply chain stores such as Pep Boys and wholesale clubs and discounters such as Costco and Sam’s Club. Independent tire outlets, our largest customer base, include small local tire stores as well as regional and national chains such as Tire Kingdom and Discount Tire. Independent tire outlets are the largest suppliers of new replacement passenger car tires in the United States, accounting for approximately 59.0% of retail sales of domestic replacement passenger car tires in 2004, up from 54.0% in 1990.

Independent tire outlets obtain their inventory of new replacement tires through three principal sources: tire manufacturers, independent wholesale distributors like us and dealer owned warehouses. Other sources include discount or price clubs and other tire outlet chains. We believe that, in recent years, certain tire manufacturers have reduced the extent to which they supply small independent tire outlets directly due to the inefficiencies of supplying small quantities of product to a large number of locations. At the same time, manufacturers have increased their supply to independent wholesale distributors who are able to deliver tires to a large number of independent tire outlets with greater efficiency. We believe that there are approximately 41,000 tire outlets that are being served either directly by manufacturers or by the approximately 200 wholesale distributors, most of which sell products from only a limited number of manufacturers.

Competitive Strengths

We believe our key competitive strengths include:

Leading Market Position. We are the leading replacement tire distributor in the United States with an estimated national market share of 5.9%. We believe our revenue is approximately four times the estimated comparable revenue of our closest wholesale competitor. We believe that the key benefits of our scale include: an ability to efficiently carry an extensive inventory; an ability to invest in sales tools and technologies to support our customers; and operating efficiencies from our scalable infrastructure. We believe our leading market position, combined with the fact that we, unlike our principal competitors, do not own retail businesses that compete with our customers, enhances our ability to increase sales to existing customers, attract new customers and enter into new markets.

Extensive Distribution Network. We have the largest independent aftermarket tire distribution network in the industry with 71 distribution facilities and 700 trucks serving 36 states. Utilizing our sophisticated inventory management and logistics technology, we believe we deliver 88.0% of our orders on a same or next day basis. As a result, we believe that we have an excellent reputation with our customers for providing a high level of prompt customer service.

Broad Product Offering. We believe we offer the most comprehensive selection of tires in the industry, with timely access to approximately 60,000 SKUs. We supply 11 of the top 12 leading tire brands and we believe we are the only distributor that carries the flag brands of all four of the largest tire manufacturers: Bridgestone, Continental, Goodyear and Michelin. We also offer a number of high quality, private label product lines. In addition to branded and private label tires, we also sell associate brand tires, custom wheels and accessories and related service equipment. We believe that our broad product offering has been a significant factor in attracting and retaining many of our customers.

Diversified Customer Base. We sell our products to approximately 35,000 customers, including both national and regional tire dealer chains, car dealerships and other independent tire outlets. In 2004, no single customer accounted for more than 2.0% of our net sales while our top 25 customers accounted for less than 10.0% of our net sales.

Superior and Distinctive Technology. We have invested in sophisticated ordering and logistics technology that provides order processing, warehousing and fulfillment functions, which we believe to be the most efficient in the industry. Our Heafnet system, introduced in 1996, offers customers instant online access to our inventory, allowing dealers to check the price and availability of products and place orders on a 24/7 basis. Approximately 36.0% of our orders in 2004 were placed online using Heafnet, up from 7.0% in 2001. We have also invested in our logistics technology, including routing and global positioning software systems, to capture additional distribution efficiencies.

Strong Working Capital Management and Low Capital Expenditures. We are able to generate cash flows while maintaining sizeable inventory as our inventory controls and vendor relationships enable us to closely monitor and effectively manage our working capital. Furthermore, our scalable operating platform has allowed us to increase sales volume without significant incremental costs or capital expenditures. During the period from 2001 to 2004, our annual maintenance capital expenditures have averaged approximately $2.0 million to $3.0 million. In addition, our bad debt write-offs have historically been less than 0.1% of sales due to strong credit and collection procedures.

Experienced Senior Management Team. Our senior management team, led by our Chief Executive Officer, Dick Johnson, and our President, Bill Berry, is comprised of seasoned industry professionals and veterans of our company. Our senior management has an average of over 20 years of distribution experience and over 15 years with our predecessor companies or us.

Business Strategy

We intend to continue to expand our business, enhance our market position and increase our revenues and cash flow by focusing on the following:

Expand Our Share of Existing Customers’ Business. We plan to expand our market share with existing dealers through greater penetration of existing brands as well as branded product expansion. As part of our strategy to grow our market share with existing customers, we have expanded our supplier relationships. In 2002, we enhanced our long standing relationship with Goodyear by obtaining distribution rights for the Goodyear brand. In 2004, we established new relationships with Continental, General and Cooper. According to Modern Tire Dealer, these four brands have a combined market share of over 25.0% in the U.S. passenger car and light truck tire market. We expect to generate additional revenue from these brands through full distribution across our broad geographic footprint.

Leverage Our Existing Infrastructure to Expand into Underserved Customer Markets. Our distribution infrastructure provides considerable operating leverage because the cost of adding additional customers that can be served by an existing distribution center, through the addition of truck routes or stops, is low. For example, we recently entered into a supply arrangement with General Motors covering approximately 3,700 GM automobile dealerships. These GM dealerships can be serviced by our existing distribution centers and are not currently expected to require any additional truck routes. Our technology platform is also fully scalable to accommodate additional distribution centers as necessary to expand efficiently into a new region. In addition, we also plan to continue increasing our fill-in business at national and regional chains and tire manufacturer owned stores.

Focus on Higher Profit Products. We plan to continue to focus on increasing the mix of high and ultra high performance tires in our product line and on shifting customers from private and associate brands to flag brands, which provide us with a higher profit per tire. The shift to larger rim diameter products also enhances profit per tire. In 2003, we established supply arrangements with Pirelli and Nitto, who selected us because of our distribution capability. We intend to build demand for both of these brands through our sales force and distribution network. We are also working closely with independent tire retailers, automobile dealers and specialty shops to increase our sales of high margin custom wheels and tire service equipment, tools and supplies.

Capitalize on Profit Enhancement Opportunities. We remain committed to managing our cost structure to increase profitability. As we have expanded our market presence, we have been able to effectively leverage our highly scalable distribution infrastructure to achieve higher growth and increased margins. For example, our utilization of logistics technology, including our GPS applications, has improved distribution efficiency and profitability. We are currently in the process of further enhancing our pricing discipline and expense controls through a strategic segmentation of our customer base. This initiative provides incentives for smaller customers to provide us with a larger share of their business and focuses our sales efforts on larger, more profitable customers.

Selectively Pursue Acquisitions. We believe we are well suited to capitalize on opportunities to acquire smaller companies with key customer relationships. Our acquisition strategy consists of increasing our share in existing markets, adding distribution in new or complementary regions and utilizing our scale to realize cost savings. In addition, we believe acquisitions in our existing geographic markets provide the opportunity for significant cost savings. Over the past year, we have successfully acquired and integrated two businesses representing approximately $160.0 million in annual net sales for fiscal 2003. We believe that this experience will help us to pursue suitable acquisition opportunities in the future and integrate them successfully. Consistent with this strategy, we continue to evaluate potential acquisition targets. However, at this time, we are not party to any definitive agreement for any such acquisition.

Products

We sell a broad selection of flag, associate and private label tires, as well as custom wheels and accessories and related service equipment. Tire sales accounted for approximately 86.7%, 87.1% and 86.8% of total net sales in fiscal years 2004, 2003 and 2002, respectively.

Tires

Sales of passenger car and light truck tires accounted for approximately 74.6% of our total net sales in fiscal 2004. The remainder of our tire sales come from tires for medium trucks, farm vehicles and other specialty tires. We carry 11 of the top 12 leading brands, with the 12th being one of our competitor’s private labels.

Flag brands. Our flag brands have high consumer recognition and generate higher per tire profit than associate or private label brands. We believe we are the only distributor that carries the flag brands from all four of the largest tire manufacturers: Bridgestone, Continental, Goodyear and Michelin. As a part of our flag brand portfolio, we also carry high and ultra high performance tires, including such brands as Nitto and Pirelli.

We believe that our ability to effectively distribute a wide variety of SKUs for our flag brands is key to our success. The overall replacement tire market is highly fragmented and, according to Tire Review Magazine, the top ten passenger car tire brands account for less than 60.0% of total replacement units. We believe this is the result of two factors. First, automobile manufacturers utilize a wide variety of tire brands and sizes for original equipment. Second, owner loyalty to original equipment is relatively high, as approximately one half of all new passenger car and light truck owners replace their tires with the same equipment. As a result, in order to be competitive, tire dealers, and particularly independent tire outlets, must be able to access a broad range of inventory quickly. Our customers can use our wide product offering to sell a comprehensive product lineup that they would be unable to provide on a stand alone basis due to working capital constraints and limited warehouse capacity.

Our high and ultra high performance tires are our highest profit products and also have relatively shorter replacement cycles. For the same reasons as other flag brands, but to an even greater degree, we believe working capital and inventory constraints make these tires difficult for dealers to efficiently stock. High and ultra high performance tires have shown significant growth as compared to the overall market. According to Modern Tire Dealer magazine, the number of units sold in this subcategory increased by 18.3% industry wide from 2003 to 2004.

Associate brands. Associate brands are primarily lower priced tires, manufactured by well known manufacturers. Our associate brands include Dayton, Gillette, Monarch and SteelMark. These products allow us to offer tires in a wider price range. In addition, associate brands are attractive to our dealers because they may count towards the various manufacturer incentive programs.

Private label brands. Private label brands are lower priced tires made by tire manufacturers exclusively for and marketed by independent tire wholesale distributors and/or retailers. The private label brands we own include DynaTrac, Regul, Winston and Wynstar. Our private labels allow us to sell differently branded tires to locally competitive dealers, increasing our overall market penetration.

Custom Wheels and Accessories

We offer over 140 different styles of wheels, resulting in over 8,000 total SKUs. In addition to branded wheel products, we distribute high quality custom wheels under brands owned by us, including ICW, Pacer, Drifz and CruiserWire. In addition to being a relatively high margin product, custom wheels are complimentary to our tire products. According to Modern Tire Dealer magazine, 72.0% of custom wheel consumers purchase tires when purchasing wheels. Customers can order custom wheels from us along with their regular tire shipments without the added complexity of being serviced by an additional vendor. Our net sales of custom wheels in 2004 were $96.8 million.

Equipment, Tools and Supplies

We supply our customers with tire service equipment, tools and supplies from leading manufacturers. This equipment includes wheel alignment, tire changer and automotive lift machinery. These products broaden our portfolio and leverage our customer relationships. We distribute alignment service equipment manufactured by Hunter Engineering Company and tire changers and balancers built by Hennessey Industries, Inc. (a division of the Danaher Corporation), both leading manufacturers in their respective fields. Our net sales of equipment, tools and supplies in 2004 were $77.8 million.

Distribution System

We have designed our distribution system to deliver products from a wide variety of vendors to our highly fragmented customer base. We believe that as tire manufacturers have reduced the number of direct customers they serve, we have become a more critical link between those two groups.

We utilize a sophisticated inventory and delivery system to distribute most of our products to our customers on a same or next day basis. In most of our 71 distribution facilities, we have sophisticated bin locator systems, material handling equipment and routing software that tie customer orders, inventory and delivery routes in a seamless manner. We believe this system, which is integrated with our Heafnet online ordering system, gives us a competitive advantage by allowing us to ship customer orders quickly while reducing labor costs. Our logistics and routing technology uses UPS software packages and GPS systems to optimize route design and delivery capacity. Coupled with our fleet of over 700 trucks, this technology enables us to make multiple daily or weekly shipments to customers, as necessary. With this distribution infrastructure, we believe we fulfill approximately 88.0% of our customers’ orders on a same or next day basis.

Approximately 80.0% of our products are shipped directly by tire manufacturers to our distribution centers. The remaining 20.0% of our products are shipped by suppliers to our mixing centers in Maiden, North Carolina and Lincoln, Nebraska. These mixing centers allow us to warehouse slower moving and foreign manufactured products, which are forwarded to the distribution centers as needed.

Marketing and Customer Service

Our marketing efforts are focused on driving growth through customer service, additional product placement and market expansion. We market our products and services through a number of methods, including online initiatives and specialized sales teams. We have organized our sales organization to best service our existing customers and develop new prospective customers. As the manufacturers have reduced their own sales staffs, our sales force has assumed the consultative role manufacturers previously provided. Additionally, we have established a segmented pricing system that allows us to effectively manage pricing across our customer base.

Sales Force

Our tire sales force consists of sales personnel located at each distribution center and an administrative group located at our field support center in Huntersville, North Carolina. The sales personnel located at each distribution center consist of outside and inside sales people as well as customer service representatives. This sales team focuses on local independent dealer customers. The outside sales people visit their targeted customers to advance our business, while the inside sales people remain on site, making client contact by telephone to advance specific products or programs. The customer service representatives take orders from tire dealers. The administrative tire sales organization handles national accounts, including automobile dealerships, to maximize the benefits of centralized sales organization. This administrative tire sales organization also includes brand managers that coordinate the major tire manufacturers’ programs with our distribution center sales force. We also have a call center to handle calls at peak call times of the day to minimize customer wait time.

Our custom wheel sales group has sales and technical support personnel in the field and performance specialists in each region. The sales force’s responsibilities include cultivating new prospective wheel customers and coordinating with tire sales professionals to cover existing accounts. The technical support professionals provide answers to customer questions regarding style and fitment. We also have established a dedicated equipment, tools and supplies sales force that works with the administrative tire sales force specifically to sell related service equipment, tools and supplies.

Heafnet and Wheel Wizard

Heafnet provides our customers with web-based online ordering and 24/7 access to our inventory availability and pricing. The orders are automatically processed and printed in the appropriate distribution center within minutes of entry. Heafnet allows customers to track their account balances and we are enhancing its capability so that users can also track expected deliveries. As this system represents a lower cost method of order entry, we have encouraged our customers to use this system. In 2004, approximately 36.0% of our orders were placed online using Heafnet, up from 7.0% in 2001.

In addition to providing customer service around our suppliers’ incentive programs, we offer Heafnet Rewards for Heafnet online users. Dealers earn rewards points each time an order is placed online with us. Rewards points can be redeemed for airline tickets, gifts, vacation packages and other awards, depending on the point value of the prize chosen.

Wheel Wizard is a web-based program that serves as both a marketing tool and technical resource for our customers. As a marketing tool, it allows our customers’ clients to visualize our wheels on their cars, which we believe helps to encourage sales. As a technical resource, it provides detailed wheel mounting and other installation related data to assist our dealers in properly selling custom wheels.

Manufacturer Programs

Individual manufacturers offer a variety of programs for dealers that sell their products, such as Michelin’s Alliance, Goodyear’s G3X and Bridgestone’s Tirestarz. These programs, which are relatively complex, provide cooperative advertising funds, volume discounts and other incentives. As part of our service to our customers, we manage these programs for the manufacturers and enhance these programs through dedicated staff to assist dealers in managing their participation. We believe these enhancements, combined with our customer service, provide significant value our customers.

In 2000, we introduced AutoEdge, a proprietary marketing program through which dealers can offer consumers the convenience of nationwide tire and service warranties (through third party warranty providers) and a nationally accepted credit card. In 2004, as a result of our acquisition of Target Tire, we acquired membership in the American Car Care organization for several areas we serve. This organization operates programs similar to AutoEdge throughout much of the country.

Our Xpress Performance program, also introduced in 2000, provides dealers with ultra high performance products shipped via UPS. In addition, Xpress Performance offers the technical knowledge to answer tire and wheel fitment questions and the ability to decrease inventory investment. By offering a business-to-business direct shipment program featuring performance tires, wheels and suspension products, dealers have the ability to better offer these premium products to their customers.

Customers

We distribute tires and related automotive products principally to independent tire outlets. Our other customers include national and regional retail chains, service stations, general automotive repair facilities, auto parts stores, automobile dealers and specialty automotive repair facilities. In 2004, our operations served approximately 35,000 customers each month in 36 states. Our customers are principally located in the mid-Atlantic, lower Midwestern and Southern states as well as California and Arizona. Our largest customer and its subsidiaries accounted for less than 2.0%, and our top twenty five customers accounted for less than 10.0%, of net sales.

Car dealerships are focused on growing their service business in an effort to expand profitability and we believe they view having replacement tire capabilities as an important service element. In this regard, we were approached by General Motors to service approximately 3,700 of their individual car dealerships located within our distribution footprint. We successfully tested this program in 2004 and we expect the program to be fully rolled out in the first half of 2005. We are currently in discussions with other car manufacturers to implement similar programs with them and their network of dealerships.

Suppliers

We purchase our tires from several sources, including the four largest tire manufacturers: Bridgestone, Continental, Goodyear and Michelin. These companies also make many of our private label brands. For example, Winston tires are manufactured exclusively by Goodyear and Regul tires are manufactured by Michelin.

Our supply arrangements with our major suppliers are generally oral or written arrangements, which are renegotiated annually, with the exception of a long term contract with Kelly Springfield, a division of Goodyear. Although we can make no assurance that these arrangements will be renewed, or renewed on favorable terms, we have conducted business with our major tire suppliers for many years and we believe that we have good relationships with all of our major suppliers. We purchased approximately 71.5% of our tire products in 2004 from three tire suppliers and we do not have long term supply agreements with these vendors for purchases of the vendor’s branded products. Our operating results could be adversely affected if we were unable to purchase tires from these three suppliers.

There are a number of worldwide manufacturers of wheels and other automotive products and equipment. Most of the wheels we purchase are private label custom brands, namely Pacer, CruiserWire, Drifz and ICW, and are produced by a variety of manufacturers. We purchase equipment and other products from multiple sources, including industry leaders such as Hunter Engineering and Hennessey Industries.

Competition

The industry in which we operate is highly competitive and fragmented. Tire manufacturers distribute tires to the retail market by direct shipments to independent tire outlets, national retail chains and manufacturer owned retail stores, as well as through shipments to independent wholesale distributors like us. There are approximately 200 independent wholesale distributors in the United States. We compete with a number of tire distributors on a regional basis. Our main competitors include: TCI Tire Centers, Carroll and Am-Pac Tire, some of whom have retail operations which compete with their distribution customers. We also face some competition from mail order and smaller regional companies.

We believe that the principal competitive factors in our business are reputation, breadth of product offering, delivery frequency, price and service. We believe that we compete effectively in all aspects of our business due to our ability to offer a broad selection of flag and private label branded products, our competitive prices and our ability to provide quality services in a timely manner.

Information Systems

Our main computer system consists of programs developed in-house by our programming staff. The main functions of the system include order entry, invoicing, inventory control, procurement, accounts payable, accounts receivable and warehouse management. We are currently implementing a three year program conversion to Oracle in order to accommodate our integrated operations and increased volume of business. We have already implemented the general ledger as well as a portion of accounts payable and inventory functions on Oracle. We expect to complete the conversion to Oracle in 2006. For more information, see “Risk Factors—We are currently implementing the migration of critical financial functions to a new computer system. If this transition is not successful, our business and operations could be disrupted and our operating results would be harmed.”

Trademarks

The private label brand names under which we market our products are trademarks of our company. Those private label brand names are considered to be important to our business because they develop brand identification and foster customer loyalty. All of our trademarks are of perpetual duration as long as they are periodically renewed. We currently intend to maintain all of them in force. The principal private label brand names under which we market our products are:

•	DYNATRAC® tires;

•	REGUL® tires;

•	WINSTON® tires;

•	WYNSTAR® tires;

•	Cruiser Wire® custom wheels;

•	DRIFZ® custom wheels;

•	ICW® custom wheels;

•	PACER® custom wheels; and

•	MAGNUM® automotive lifts.

Our other trademarks include:

•	American Tire Distributors®;

•	HEAFNET®; and

•	WHEEL WIZARD®.

Seasonality and Inventory

We typically experience our highest sales levels from March through October of each fiscal year, while sales levels are generally lower during the period from November through February. Our inventories generally fluctuate with anticipated seasonal sales volumes. We believe that we maintain levels of inventory that are adequate to meet our customers’ needs on short notice. Since customers look to us to fulfill their needs on short notice, backlog of orders is not a meaningful statistic for us.

Environmental Matters

Our operations and properties are subject to federal, state and local laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, release, discharge and disposal of hazardous materials, substances and wastes and relating to the investigation and clean up of contaminated properties, including off-site disposal locations. We do not incur significant costs complying with environmental laws and regulations. However, we could be subject to material environmental costs, liabilities or claims in the future, especially in the event of changes in existing laws and regulations or in their interpretation.

Employees

As of January 31, 2005, our continuing operations employed approximately 2,074 people. None of our employees are represented by a union. We believe our employee relations are satisfactory.

Risk Factors

We depend on our relationships with our vendors and a disruption of these relationships or of our vendors’ operations could have an adverse effect on our business and results of operations.

There are a limited number of tire manufacturers worldwide and, accordingly, we rely on a limited number of tire manufacturers for our products, including flag and associate brands as well as our private label brands. Our business depends on developing and maintaining productive relationships with these vendors. In particular, we rely on Michelin and Goodyear, our top two suppliers, who supplied 37.7% and 19.7%, respectively, of the tires we sold in 2004. Although in most cases we have long term relationships with these manufacturers, our contracts with all but one of our suppliers are short term in nature, and there can be no assurance that these suppliers will continue to supply products to us on favorable terms, or at all. In addition, our growth strategy depends on our ability to make selective acquisitions. Our vendors may not be willing to supply the companies we acquire, which could have a material adverse effect on our business. Furthermore, in the event that any of our vendors were to experience financial, operational, production, supply, labor or quality assurance difficulties that resulted in a reduction or interruption in our supply, or if they otherwise failed to meet our manufacturing requirements, we could be materially adversely affected. In addition, our failure to promptly pay or order sufficient quantities from our vendors may result in an increase in the cost of the products we purchase or a reduction in cooperative advertising and marketing funds or may lead to vendors refusing to sell products to us at all. To the extent that we would be required to find replacements for our manufacturers, a change in manufacturers could result in cost increases, time delays in deliveries and a loss of customers, any of which could have a material adverse effect on us. Finally, although the majority of tires manufactured by the major tire manufacturers are sold to the replacement tire market, the manufacturers pay disproportionate attention to automobile companies that purchase tires for use as original equipment on vehicles sold to consumers. Increased demand from the automobile companies could also result in cost increases and time delays in deliveries from manufacturers to us, any of which could have a material adverse effect on us.

While the independent tire outlet share of the replacement tire market has been relatively stable in the recent past, the share of larger dealers has grown at the expense of smaller tire dealers. Our business would be adversely affected if the vendors determined that, due to the increasing size of such dealers, they could deal directly with such dealers.

Our business could be adversely affected by consolidation among customers as it may reduce our importance as a holder of sizable inventory, thereby reducing our revenues and earnings.

Our success has been dependent, in part, on the fragmented customer base in our industry. Because of the small size of most customers, they cannot support substantial inventory positions and thus we fill an important role as our size permits us to maintain a sizable inventory. We generally do not have long term contracts with our customers and they can cease doing business with us at any time. If a trend towards consolidation among customers develops in the future, it could reduce our importance and reduce our revenues, margins and earnings. While the independent tire outlet share of the replacement tire market has been relatively stable in the recent past, the share of larger dealers has grown at the expense of smaller tire dealers. If that trend continues, the number of dealers able to handle sizable inventory could increase, reducing the importance of distributors to the independent dealer market.

We would also be adversely affected if other channels in the replacement tire market, including mass merchandisers and wholesale clubs, gain market share from the independent tire outlet channel. Our market share in those other channels is lower, as these channels are generally sizable enough to deal directly with vendors.

The industry in which we operate is highly competitive and our failure to effectively compete may adversely affect our results of operations and our ability to service our debt obligations.

The industry in which we operate is highly competitive, and some of our competitors have resources greater than ours. Tire manufacturers distribute tires to the retail market by direct shipments to independent tire outlets, national retail chains and manufacturer owned retail stores as well as through shipments to independent wholesale distributors. A number of independent wholesale tire distributors also compete in the regions in which we do business. Most of our customers buy products from our competitors and us. Although we believe that we have been able to compete successfully in our markets to date, there can be no assurance that we will be able to continue to do so in the future. See Item 1 “Description of Business—Competition.”

The automotive replacement tire industry is subject to cycles in the general economy. A downturn in the economy could reduce consumer spending on our products which could decrease our net sales and operating margins.

A downturn in the economy may delay or reduce consumer purchases of our products and services or lead consumers to purchase more associate or private label brands and reduce spending on higher margin products, which could adversely affect our revenues, cash flow and profits. Sales in our industry declined in 2001 due in part to the recession as well as the effect of the Firestone recall in 2000, and sales in our industry have declined on an annual basis in prior recessions. A slowdown in economic activity could adversely affect our results. Many factors affect the level of consumer spending on replacement tires, including, among others, general business conditions, interest rates, gasoline prices, the availability of consumer credit and consumer confidence in future economic conditions. While the number of automobiles registered in the United States has steadily increased over time, should a reduction in the number of automobiles driven by automobile owners or a reduction in new car purchases occur, it would adversely affect the demand for our products.

Our business is subject to seasonal and other fluctuations that affect our cash flows which could affect our ability to service our debt during certain periods.

Demand for tires tends to fluctuate from quarter to quarter, with the highest demand generally from March through October of each calendar year and the lowest demand typically from November through February of each calendar year. In addition, the popularity, supply and demand for particular tire products may change from year to year based on consumer confidence, the volume of tires reaching the replacement tire market, the level of personal discretionary income and other factors. Local economic, weather, transportation and other conditions also affect the volume of tire sales, on both a wholesale and retail basis. Such fluctuations may adversely affect our cash flows and our ability to service our debt in certain periods.

We are currently implementing the migration of critical financial functions to a new computer system. If this transition is not successful, our business and operations could be disrupted and our operating results would be harmed.

We are currently implementing a three year conversion of our computer system to Oracle. We have already implemented the general ledger as well as a portion of the accounts payable and inventory functions on Oracle but still must transition other key functions. We cannot be sure that the transition will be fully implemented on a timely basis if at all. If we do not successfully implement this project, our operations may be disrupted and our operating results could be harmed. Even if the integration is completed on time, the new system may not operate as we expect it to. In addition, we may have to expend significant resources to find an alternative source for performing these functions and we cannot guarantee this would be accomplished in a timely manner or without significant additional disruption to our business.

If we experience problems with our fleet of trucks or are otherwise unable to make timely deliveries of our products to our customers, our business and reputation could be harmed.

We use a fleet of trucks to deliver our products to our customers, most of which are leased from third parties. We are subject to the risks associated with providing trucking services, including inclement weather, disruptions in the transportation infrastructure, disruptions in our lease arrangements, availability and price of fuel, and liabilities arising from accidents to the extent we are not covered by insurance. Our failure to deliver tires and other products in a timely and accurate manner could harm our reputation and brand, which could have an adverse effect on our business.

Our business could be adversely affected by the current high price of fuel and any further increases in the price of fuel.

Both the industry in which we operate and our distribution methods are affected by the availability and price of fuel. Because we use a fleet of trucks to deliver tires and other products to our customers, the current high price of fuel or any further increases in the price of fuel may cause us to incur increased costs in operating our fleet, which may have an adverse effect on our business, financial condition and results of operations.

Our growth strategy of identifying and consummating acquisitions and expanding our services into new regions entails integration, financing and other risks, including expenditures associated with developing a distribution infrastructure with new distribution centers and routes.

As part of our business strategy, we have expanded, and intend to expand, our operations through selective acquisitions. This growth strategy entails risks inherent in identifying desirable acquisition candidates, in integrating the operations of acquired businesses into our existing operations and risks relating to potential unknown liabilities associated with acquired businesses. In addition, we may not be able to finance a desirable acquisition or to pay as much as our competitors because of our leveraged financial condition, restrictions under the instruments governing our debt or general economic conditions.

In connection with future acquisitions, we may assume the liabilities of the companies we acquire. These liabilities could materially and adversely affect our business. Difficulties that we may encounter in integrating the operations of acquired businesses could also have a material adverse effect on our results of operations and financial condition. Moreover, we may not realize any of the anticipated benefits of an acquisition and integration costs may exceed anticipated amounts. While our most recent acquisitions have been successfully integrated to-date, our prior management experienced significant difficulties in integrating an acquisition several years ago. Difficulties with that entity, as well as problems with an information technology upgrade, led to the restructuring of our debt in 2002. See Item 7, “Managements Discussion and Analysis of Financial Condition and Results of Operations—Discontinued Operations” and “—Liquidity and Capital Resources—Repurchase of Senior Notes.”

The launch of our distribution services into new regions will require expenditures to develop a distribution infrastructure, including new distribution centers and routes, and we generally do not expect to achieve profitability from new regions for a period of time. We may also face competition from existing distributors in those regions that could reduce the benefits we anticipate from such expansion.

We could be subject to product liability, personal injury or other litigation claims which could have an adverse effect on our business, financial condition and results of operations.

Purchasers of our products, or their employees or customers, could be injured or suffer property damage from exposure to, or defects in, products we sell or distribute, or have sold or distributed in the past, and we could be subject to claims, including product liability or personal injury claims and claims due to injuries caused by our truck drivers. These claims may not be covered by insurance and vendors may be unwilling or unable to satisfy their indemnification obligations to us with respect to these claims. As a result, the defense, settlement or successful assertion of any future product liability, personal injury or other litigation claims could cause us to incur significant costs and could have an adverse effect on our business, financial condition, results of operations or cash flows.

Loss of key personnel and/or failure to attract and retain highly qualified personnel could make it more difficult for us to generate cash flow from operations and service our debt.

We are dependent on the continued services of our senior management team. We may not be able to retain our existing senior management, fill new positions or vacancies created by expansion or turnover or attract additional senior management personnel. We believe the loss of such key personnel could adversely affect our financial performance. In addition, our ability to manage our anticipated growth will depend on our ability to identify, hire and retain qualified management personnel. We cannot assure you that we can attract and retain sufficient qualified personnel to meet our business needs.

Our business strategy relies increasingly upon online commerce and we may not be able to adapt to rapid technological change.

Customers’ access to our website directly affects the volume of orders we fulfill and thus affects our revenues. Approximately 36.0% of our orders in 2004 were placed online, up from 7.0% in 2001. We expect our internet generated business to continue to grow as a percentage of overall sales. Technology in the online commerce industry changes rapidly. Customer functionality requirements and preferences also change. Competitors often introduce new products and services with new technologies, all of which could render our existing website and proprietary technology obsolete. To succeed, we must continually enhance website responsiveness, functionality and features, acquire and license leading technologies, enhance our existing services and respond to technological advances and emerging industry standards and practices on a cost effective and timely basis. If we do not adapt quickly enough to changing customer requirements and industry standards, there could be a decline in online orders and a decrease in net sales.

If we are not able to adequately implement the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and are the subject of sanctions or investigation, our results of operations and our ability to provide timely and reliable financial information may be adversely affected.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related regulations implemented by the SEC and the Public Company Accounting Oversight Board, or PCAOB, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. We will be evaluating our internal control over financial reporting to allow management to report on, and our registered independent public accounting firm to attest to, our internal controls over financial reporting. We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, which we are required to comply within our annual report which we will file in 2007 for our 2006 fiscal year. As a result, we expect to incur substantial additional expenses and diversion of management’s time. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 by our deadline, we cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations since there is presently no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities such as the SEC or the PCAOB. Any such action could adversely affect our financial results or investors’ confidence in our company and could cause the price of our securities to fall. In addition, if we fail to develop and maintain effective controls and procedures, we may be unable to provide the financial information in a timely and reliable manner.

Item 2. Description of Property.

Our principal properties are geographically situated to meet sales and operating requirements. All of our properties are considered to be adequate to meet current operating requirements. As of January 1, 2005, we had a total of 71 warehouse distribution centers located in 23 states, aggregating approximately 5.3 million square feet. Of these centers, four are owned and the remainder are leased.

We also lease our principal executive office, located in Huntersville, North Carolina. This lease will expire in 2010.

Many of our leases contain provisions prohibiting a change in control of the lessee or permitting the landlord to terminate the lease or increase rent upon a change in control of the lessee. These provisions will be applicable to the merger. Based primarily upon our belief that (i) we maintain good relations with the substantial majority of our landlords, (ii) most of our leases are at market rates and (iii) we have historically been able to secure suitable leased property at market rates when needed, we believe that these provisions will not have a material adverse effect on our business or financial position.

Item 3. Legal Proceedings.

We are involved from time to time in various lawsuits, including alleged class action lawsuits arising out of the ordinary conduct of our business. Although no assurances can be given, we do not expect that any of these matters will have a material adverse effect on our business or financial condition. We are also involved in various proceedings incidental to the ordinary course of our business. We believe, based on consultation with legal counsel, that none of these will have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

As of March 1, 2005, there were eleven holders of record of our common stock. There is no public trading market for our common stock.

As of January 1, 2005, we have not declared or paid dividends on our common stock and have no intention to do so in the foreseeable future. In addition, our revolving credit facility contains certain covenants and we expect that our new debt will contain similar covenants, which among other things, restricts our ability to pay dividends. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

Information regarding securities authorized for issuance under equity compensation plans is set forth in Item 12 of this Form 10-K.

Item 6. Selected Financial Data.

The following table sets forth our selected historical consolidated financial data for the periods indicated as restated for the presentation of Winston Tire Company (“Winston”), our retail segment that we sold in May 2001, as a discontinued operation. Selected historical financial data as of the end of and for the fiscal years 2000 through 2004 is derived from our consolidated financial statements as of and for those years. Our fiscal year is based on either a 52 or 53 week period ending on the Saturday closest to each December 31. Therefore, the financial results of certain fiscal years will not be exactly comparable to the prior or subsequent fiscal years. The 2004 fiscal year (ended January 1, 2005) contains operating results for 53 weeks. The 2003 fiscal year (ended December 27, 2003), the 2002 fiscal year (ended December 28, 2002), the 2001 fiscal year (ended December 29, 2001) and the 2000 fiscal year (ended December 30, 2000) all contain operating results for 52 weeks. The following selected historical consolidated financial information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included under Item 8 in this report.

Fiscal Year
Statement of Operations Data:	2000 (1)	2001	2002	2003	2004 (2)
(dollars in thousands)
Net sales (3)	$1,087,801	$1,108,892	$1,062,015	$1,114,410	$1,282,069
Cost of goods sold	892,306	904,235	868,750	910,905	1,043,793

Gross profit	195,495	204,657	193,265	203,505	238,276
Selling, general and administrative expense	168,309	200,578	161,914	162,351	183,235

Operating income	27,186	4,079	31,351	41,154	55,041
Other income (expense), net
Interest expense	(26,447)	(28,639)	(18,705)	(14,071)	(13,371)
Gain on repurchase of Series D Senior Notes	—	—	49,759	—	—
Other, net	918	762	288	93	(393)

Income (loss) from continuing operations before income taxes	1,657	(23,798)	62,693	27,176	41,277
Provision (benefit) for income taxes	3,212	(6,243)	24,783	11,089	16,236

Income (loss) from continuing operations	(1,555)	(17,555)	37,910	16,087	25,041
Loss from discontinued operations, net of income tax benefit	(39,938)	(769)	(483)	(82)	—
Loss on disposal of discontinued operations, net of income tax benefit	(1,200)	(12,616)	—	—	—

Net income (loss)	$(42,693)	$(30,940)	$37,427	$16,005	$25,041

Other Financial Data:
Cash flows provided by (used in):
Operating activities	$40,575	$(1,766)	$15,265	$17,657	$25,709
Investing activities	(82,155)	8,183	13,413	(1,929)	(63,302)
Financing activities	53,196	456	(30,116)	(15,095)	37,601
Depreciation and amortization (4)	14,302	17,532	8,610	6,957	6,781
Capital expenditures (5)	14,724	6,060	2,059	2,491	4,379
EBITDA (6)	42,406	22,373	40,249	48,204	61,429
Ratio of earnings to fixed charges (7)	1.1	x	—	3.3	x	2.2	x	2.9	x

Balance Sheet Data:
Cash and cash equivalents	$3,327	$4,131	$2,693	$3,326	$3,334
Working capital from continuing operations (8)	91,778	93,670	83,073	98,997	133,720
Total assets	497,120	443,020	411,270	419,003	556,295
Total debt (9)	292,433	283,185	196,400	182,716	233,919
Total redeemable preferred stock	11,035	24,115	11,035	10,535	9,535
Total shareholders’ (deficit) equity	(30,989)	(63,536)	16,489	32,494	57,765

(1)	In April 2000, we purchased certain assets of Tire Centers, LLC. In May 2000, we acquired T.O. Haas Tire Company and in July 2000, we purchased the net assets of Merchant’s, Inc. Each transaction was accounted for using the purchase method of accounting.
(2)	In July 2004, we acquired Big State and in September 2004, we acquired Target Tire. Each transaction was accounted for using the purchase method of accounting.
(3)	Net sales include approximately $15.8 million and $60.6 million of inter-segment sales from us to Winston for fiscal 2001 and 2000, respectively.

(4)	We adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002 and, accordingly, goodwill amortization was discontinued.
(5)	Excludes capital expenditures financed by debt.
(6)	We evaluate operating performance based on several factors, of which the primary financial measure is earnings from continuing operations before interest, taxes, depreciation and amortization and gain on the repurchase of our Series D Senior Notes, or EBITDA. EBITDA is presented because it is a widely accepted financial indicator of a company’s ability to generate cash flow and to service or incur indebtedness. EBITDA should not be considered an alternative to, or more meaningful than, net income as a measure of operating results or to cash flows from operations as a measure of liquidity in accordance with accounting principles generally accepted in the United States. EBITDA as calculated and presented here may not be comparable to EBITDA as calculated and presented by other companies. The following table reconciles income (loss) from continuing operations to EBITDA.

	Fiscal Year
	2000	2001	2002	2003	2004
	(dollars in thousands)
Income (loss) from continuing operations	$(1,555)	$(17,555)	$37,910	$16,087	$25,041
Interest expense	26,447	28,639	18,705	14,071	13,371
Provision (benefit) for income taxes	3,212	(6,243)	24,783	11,089	16,236
Depreciation and amortization of goodwill and other intangibles	14,302	17,532	8,610	6,957	6,781
Gain on repurchase of Series D Senior Notes	—	—	(49,759)	—	—

EBITDA	$42,406	$22,373	$40,249	$48,204	$61,429

(7)	For purposes of these ratios, (i) earnings have been calculated by adding interest expense and the estimated interest portion of rental expense to earnings before income taxes and (ii) fixed charges are comprised of interest expense and capitalized interest, if any. In fiscal 2001, earnings were insufficient to cover fixed charges by approximately $23.8 million.
(8)	Working capital is defined as current assets less current liabilities.
(9)	Total debt is the sum of current maturities of long-term debt, non-current portion of long-term debt and capital lease obligations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations, financial condition and liquidity should be read in conjunction with our consolidated financial statements and the related notes included in this report.

Our fiscal year is based on either a 52 or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of certain fiscal years will not be exactly comparable to the prior or subsequent fiscal years. The 2004 fiscal year (ended January 1, 2005) contains operating results for 53 weeks. The 2003 fiscal year (ended December 27, 2003) and the 2002 fiscal year (ended December 28, 2002) contain operating results for 52 weeks.

Overview

We are the leading distributor of tires to the U.S. replacement tire market, a $24.3 billion industry. Despite a recent economic slowdown, the U.S. replacement market is stable and has been growing at approximately 2% to 3% annually over the past ten years. Growth has historically been driven by several positive industry trends such as an increase in the number of vehicles on the road, an increase in the number of licensed drivers, an increase in the number of miles driven, and an increase in the average age of vehicles.

The industry has recently experienced growth from an increase in high and ultra-high performance and larger rim diameter tires, proliferation of larger vehicles such as SUVs, and shorter tire replacement cycles. Our high and ultra-high performance tires are our highest profit products and also have relatively shorter replacement cycles. High and ultra-high performance tires have shown significant sales growth as compared to the overall market. According to Modern Tire Dealer magazine, industry wide, the number of units sold in this subcategory increased by 18.3% from 2003 to 2004. We expect the trend of selling more high and ultra-high performance tires as well as larger auto rim diameter tires to be an ongoing area of strategic focus for us, and the industry as a whole. Due to our breadth and depth of product offering, we believe that we are well positioned to handle this new demand.

Our revenues are primarily generated from sales of passenger car and light truck tires, which represent approximately 74.6% of our total net sales in fiscal 2004. The remainder of net sales is derived from other tire sales (12.1%), custom wheels (7.6%), automotive service equipment (4.4%), and other products (1.3%). We sell our products to a variety of customers and geographic markets.

We have continued to expand and geographically diversify our operations in the recent years by executing a strategy that includes both organic growth and growth through acquisitions. Over the past year, we have successfully acquired and integrated two businesses representing approximately $160 million in annual net sales. The acquisition of Big State expanded our operations into Texas, New Mexico and Oklahoma, while the acquisition of Target Tire strengthened our presence with retailers in the Southeast, a region where we already have a strong market presence. As we continue to expand our market presence, we have been able to effectively leverage our scalable distribution infrastructure to achieve higher growth and increased margins.

We are currently in the process of further enhancing our pricing discipline and expense control through a strategic segmentation of our customer base. This initiative is expected to provide incentives for smaller customers to provide us with a larger share of their business and by focusing on larger, more profitable customers.

During fiscal 2004, we completed the purchase of all the outstanding stock of Big State and Target Tire. These acquisitions have been accounted for using the purchase method of accounting and, accordingly, results of operations for the acquired businesses have been included in the consolidated statements of operations from the acquisition date.

On February 4, 2005, American Tire Distributors Holdings, Inc. (“Holdings”), an investment vehicle formed by affiliates of Investcorp S.A., entered into a definitive agreement with us under which Holdings will purchase us for a price of $710.0 million less the amount of net debt outstanding at January 1, 2005, our incurred transaction expenses and certain payments to our management. The acquisition of us by Holdings will be accounted for under the purchase method of accounting. Under purchase accounting, the purchase price will be allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values, with the remainder being allocated to goodwill. The increase in the basis of these assets will result in increased amortization and depreciation charges in future periods. In addition, our interest expense will increase significantly as a result of the acquisition. As part of the acquisition, we will generate substantial tax deductions relating to the exercise of stock options.

Results of Operations

Year Ended January 1, 2005 Compared to the Year Ended December 27, 2003

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales:

	Fiscal Year		Period Over Period Change	Period Over Period Percentage Change	Results as a Percentage of Net Sales for Fiscal Year
	2003	2004	Favorable (unfavorable)	Favorable (unfavorable)	2003	2004
	(dollars in thousands)
Net sales	$1,114,410	$1,282,069	$167,659	15.0%	100.0%	100.0%
Cost of goods sold	910,905	1,043,793	(132,888)	(14.6)	81.7	81.4

Gross profit	203,505	238,276	34,771	17.1	18.3	18.6
Selling, general and administrative expenses	162,351	183,235	(20,884)	(12.9)	14.6	14.3

Operating income	41,154	55,041	13,887	33.7	3.7	4.3
Other income (expense):
Interest expense	(14,071)	(13,371)	700	5.0	1.3	1.1
Other, net	93	(393)	(486)	(522.6)	0.0	0.0

Income from continuing operations before income taxes	27,176	41,277	14,101	51.9	2.4	3.2
Provision for income taxes	11,089	16,236	(5,147)	(46.4)	1.0	1.2

Income from continuing operations	16,087	25,041	8,954	55.7	1.4	2.0
Loss from discontinued operations, net of income tax benefit of $57 and $0	(82)	—	82	100.0	0.0	0.0

Net income	$16,005	$25,041	$9,036	56.4%	1.4%	2.0%

Net Sales

Net sales increased $167.7 million, or 15.0%, from $1,114.4 million in fiscal 2003 to $1,282.1 million in fiscal 2004. The operations acquired from Big State accounted for $24.0 million of the increase in net sales. The inclusion of an additional week of sales in fiscal 2004 contributed approximately $19.0 million to the increase. The increase in net sales is also a result of increased volume in our existing distribution centers due to the consolidation of the Target Tire locations, and from higher average per unit selling prices and a continuing trend of selling more high performance, higher priced tires. We cannot determine the precise effect on sales of the acquisition of Target Tire after the consolidation date, as operations acquired from Target Tire were merged into our existing facilities, with the exception of one facility. The higher average selling prices are a result of manufacturer price increases that were part of an overall industry increase. Increased wheel, light truck, and medium truck tire sales have also contributed to higher sales dollars.

Gross Profit

The increase in gross profit in fiscal 2004 is primarily due to increased sales resulting from higher volume, the acquisitions of Big State and Target Tire and from higher gross margins. The increase in margin percentage of 0.3% was a result of improved product mix and purchasing efficiencies. Big State and Target Tire, prior to the consolidation of Target Tire’s distribution centers, contributed $7.9 million in gross profit.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses is due, in part, to the inclusion of acquired operations. Of the $20.9 million increase, the acquisitions of Big State and Target Tire accounted for approximately $7.6 million, prior to the consolidation of Target Tire’s distribution centers. Employee related expenses increased $11.9 million primarily due to incentive based compensation associated with an increase in sales and profits and the inclusion of an additional week in fiscal 2004. The remaining net increase in selling, general, and administrative expenses is primarily due to costs related to the Big State and Target Tire acquisitions and our pending acquisition by Holdings. The increase in selling, general and administrative expenses in 2004 was offset by a $0.9 million reduction in medical insurance reserves.

Interest Expense

The decrease in interest expense is due primarily to a decline in interest rates during the first half of fiscal 2004, a reduction in “other long-term debt” levels and a $0.3 million net reduction in interest expense relating to the change in fair value of the interest rate swap agreement, partially offset by increased borrowings on our credit facility as a result of the two acquisitions completed in third quarter 2004.

Income Tax Expense

We recognized an income tax provision of $16.2 million in fiscal 2004 compared to $11.1 million in fiscal 2003. The effective tax rate for fiscal 2004 is approximately 39% compared to 41% in fiscal 2003.

Discontinued Operations

We did not record a loss from discontinued operations in fiscal 2004. The loss from discontinued operations in fiscal year 2003 is primarily due to adjustments to estimated liabilities on leases, for which we are a guarantor. For more information see, “—Discontinued Operations.”

Net Income

The increase in net income is due primarily to the increase in operating income partially offset by the increase in the income tax provision.

Year Ended December 27, 2003 Compared to the Year Ended December 28, 2002

The following table sets forth the period change for each category of the statements of operations, as well as each category as a percentage of net sales:

	Fiscal Year		Period Over Period Change	Period Over Period Percentage Change	Results as a Percentage of Net Sales for Fiscal Year
	2002	2003	Favorable (unfavorable)	Favorable (unfavorable)	2002	2003
	(dollars in thousands)
Net sales	$1,062,015	$1,114,410	$52,395	4.9%	100.0%	100.0%
Cost of goods sold	868,750	910,905	(42,155)	(4.9)	81.8	81.7

Gross profit	193,265	203,505	10,240	5.3	18.2	18.3
Selling, general and administrative expenses	161,914	162,351	(437)	(0.3)	15.2	14.6

Operating income	31,351	41,154	9,803	31.3	3.0	3.7
Other income (expense):
Interest expense	(18,705)	(14,071)	4,634	24.8	1.8	1.3
Gain on repurchase of Senior Notes	49,759	—	(49,759)	(100.0)	4.7	0.0
Other, net	288	93	(195)	(67.7)	0.0	0.0

Income from continuing operations before income taxes	62,693	27,176	(35,517)	(56.7)	5.9	2.4
Provision for income taxes	24,783	11,089	13,694	55.3	2.3	1.0

Income from continuing operations	37,910	16,087	(21,823)	(57.6)	3.6	1.4
Loss from discontinued operations, net of income tax benefit of $316 and $57	(483)	(82)	401	83.0	0.0	0.0

Net income	$37,427	$16,005	$(21,422)	(57.2)%	3.6%	1.4%

Net Sales

Net sales increased $52.4 million, or 4.9%, from $1,062.0 million in fiscal 2002 to $1,114.4 million in fiscal 2003. The increase in net sales is primarily due to an industry-wide increase in the average selling price of passenger car and light truck tires. In addition, we continued a trend of selling a higher mix of high performance, higher priced tires.

Gross Profit

The increase in gross profit for fiscal 2003 is due primarily to an increase in sales of our higher margin tires and wheels, partially offset by an aggressive first quarter 2003 marketing program, which resulted in reduced margins on certain products.

Selling, General and Administrative Expenses

The slight increase in selling, general and administrative expenses is primarily due to $2.3 million of increased costs associated with our group health plan and other miscellaneous net increases, partially offset by a $2.0 million reduction in amortization expense relating to noncompete agreements that ended during fiscal 2003 and a $1.1 million reduction in the provision for doubtful accounts. The reduction in the provision for doubtful accounts is a result of improved billing and collection efforts in fiscal 2003.

Interest Expense

The decrease in interest expense was due primarily to our repurchase of the majority of our Series D Senior Notes in 2002 (see “Repurchase of Senior Notes” below), as well as a decline in interest rates on our credit facility.

Income Tax Expense

We recognized an income tax provision of $11.1 million in fiscal 2003 compared to $24.8 million in fiscal 2002. The income tax provision for fiscal 2002 includes $19.7 million relating to the gain on repurchase of Series D Senior Notes. The effective tax rate for fiscal 2003 is approximately 41% compared to 40% in fiscal 2002.

Discontinued Operations

The loss from discontinued operations in fiscal years 2003 and 2002 is primarily due to adjustments to estimated liabilities on leases, for which we are a guarantor. For more information see, “—Discontinued Operations.”

Net Income

Net income for fiscal 2002 includes a $49.8 million gain on repurchase of Series D Senior Notes and the related income tax provision of $19.7 million. Excluding the net gain on repurchase of Series D Senior Notes, fiscal 2003 net income increased $8.7 million from fiscal 2002.

EBITDA

We evaluate performance based on several factors, of which the primary financial measure is earnings from continuing operations before interest, taxes, depreciation and amortization, and gain on repurchase of Series D Senior Notes, (“EBITDA”). EBITDA should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with accounting principles generally accepted in the United States. EBITDA as calculated and presented here may not be comparable to EBITDA as calculated and presented by other companies. The following table is a reconciliation of income from continuing operations to EBITDA:

	Fiscal Year
	2002	2003	2004
	(dollars in thousands)
Income from continuing operations	$37,910	$16,087	$25,041
Interest expense	18,705	14,071	13,371
Provision for income taxes	24,783	11,089	16,236
Depreciation and amortization of other intangibles	8,610	6,957	6,781
Gain on repurchase of Series D Senior Notes	(49,759)	—	—

EBITDA	$40,249	$48,204	$61,429

EBITDA increased $13.2 million to $61.4 million in fiscal 2004 compared to $48.2 million in fiscal 2003. The increase in EBITDA is due primarily to the increase in sales and improvements in our gross profit margins, partially offset by the increase in selling, general and administrative expenses. EBITDA from the acquired operations of Big State and Target Tire, prior to the consolidation of Target Tire’s distribution centers, accounted for approximately $1.2 million of this increase.

EBITDA from continuing operations increased $8.0 million to $48.2 million in fiscal 2003 compared to $40.2 million in fiscal 2002. The increase in EBITDA is a result of higher gross profit margins partially offset by an increase in selling, general and administrative expenses.

Discontinued Operations

Effective May 15, 2001, we completed a transaction pursuant to a Stock Purchase Agreement to sell all the capital stock in Winston Tire Company (“Winston”), our retail segment, to Performance Management, Inc. for a purchase price of approximately $11.3 million, a portion of which was deferred and not paid at closing. We entered into a supply agreement to supply tires to Winston in connection with the sale. As of January 1, 2005, $2.8 million of the purchase price remains outstanding and a reserve is maintained for the full amount of the remaining purchase price. We have initiated legal proceedings to collect the $2.8 million.

On January 15, 2002, Winston filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code. In connection therewith, we agreed to provide Winston with a $2.0 million trade credit facility to acquire inventory from us, which was terminated in December 2002. Following the bankruptcy filing, we reached a settlement agreement with Winston relating to all outstanding matters between the parties that was approved by the Bankruptcy Court by order on February 6, 2002. We have assessed the terms of the settlement and believe that any potential liability has been adequately considered in prior provisions.

Our receivable/administrative claim of approximately $2.0 million due from Winston was fully recovered in the third quarter of 2002 by a return of merchandise of approximately $0.5 million and the receipt of certain unencumbered trademark rights in the state of California as a result of the rejection of licenses by Winston. The intangible asset recorded for this trademark is being amortized on a straight-line basis over a period of five years.

On September 12, 2002, the United States Bankruptcy Court for the Central District of California approved a sale of substantially all the assets of Winston to the Goodyear Tire and Rubber Company, Inc. The sale closed in late December 2002. In January 2003 upon motion, the Bankruptcy Court converted the Winston bankruptcy case from a Chapter 11 to a Chapter 7 proceeding.

The only significant remaining liability related to discontinued operations is the exposure related to leases that we have guaranteed. As of January 1, 2005, our total obligations, as guarantor on the Winston leases, are approximately $11.2 million extending over 14 years. However, we have secured assignments or sublease agreements for the vast majority of these commitments with contractually assigned or subleased rental of approximately $10.7 million. A provision has been made for the net present value of the estimated shortfall. The accrual for lease liabilities could be materially affected by factors such as the credit worthiness of lessors, assignees and sublessees and our success at negotiating early termination agreements with lessors. These factors are significantly dependent on general economic conditions. While we believe that our current estimates of discontinued operations liabilities are adequate, it is possible that future events could require significant adjustments to those estimates.

Liquidity and Capital Resources

At January 1, 2005, our combined net debt (total debt less cash) was $230.6 million compared to $179.4 million at December 27, 2003. Total commitments by the lenders under our credit facility were $245.0 million at January 1, 2005, of which $39.5 million was available for additional borrowings. The amount available to borrow is limited by the Borrowing Base computation, as defined in the agreement.

The following table summarizes our cash flows for fiscal years 2002, 2003 and 2004:

	Fiscal Year			2003 Compared to 2002 Favorable (Unfavorable)	2004 Compared to 2003 Favorable (Unfavorable)
	2002	2003	2004
	(dollars in thousands)
Cash provided by continuing operating activities	$15,265	$17,657	$25,709	$2,392	$8,052
Cash provided by (used in) investing activities	13,413	(1,929)	(63,302)	(15,342)	(61,373)
Cash provided by (used in) financing activities	(30,116)	(15,095)	37,601	15,021	52,696

Net increase (decrease) in cash and cash equivalents	(1,438)	633	8	2,071	(625)
Cash and cash equivalents, beginning of year	4,131	2,693	3,326	(1,438)	633

Cash and cash equivalents, end of year	$2,693	$3,326	$3,334	$633	$8

Cash payments for interest	$18,234	$13,345	$12,389	$(4,889)	$(956)
Cash payments for taxes, net	$3,230	$2,592	$17,610	$(638)	$15,018
Capital expenditures financed by debt	$124	$670	$5,224	$546	$4,554

Operating Activities. The increase in cash provided by operating activities for fiscal 2004 was primarily due to improvements in our gross profit margins and an overall increase in our profitability partially offset by an increase in our net working capital requirements as a result of increased business activity and the acquisition of Big State and Target Tire. In addition, we had an increase in income taxes paid in fiscal 2004, which partially offset the increase in cash provided by operating activities. The increase in income taxes paid is due to the utilization of net operating loss carryforwards in fiscal 2003, which were not available in fiscal 2004. Net working capital at January 1, 2005 totaled $133.7 million compared to $99.0 million at December 27, 2003, an increase of $34.7 million.

The increase in cash provided by operating activities for fiscal 2003 was primarily due to improvements in our gross profit margins and an overall increase in our profitability (excluding the gain on repurchase of the Series D Senior Notes in 2002), partially offset by an increase in our ending inventory balance at December 27, 2003.

Investing Activities. The increase in cash used in investing activities for fiscal 2004 was due primarily to the acquisition of Big State and Target Tire in third quarter 2004. Capital expenditures increased $1.9 million to $4.4 million in fiscal 2004 compared to $2.5 million in fiscal 2003. Capital expenditures during fiscal 2004 were primarily for information technology upgrades, warehouse racking, and leasehold improvements. During fiscal 2004, we also had capital expenditures financed by debt of $5.2 million relating to information technology upgrades.

Net cash used in investing activities for 2003 consisted primarily of cash paid for capital expenditures. During 2002, we had net cash provided by investing activities due primarily to the proceeds received from our sales/leaseback transaction, which generated net proceeds of $13.3 million.

Financing Activities. The increase in cash provided by financing activities for fiscal 2004 was primarily due to increased borrowings on our credit facility as a result of the two acquisitions completed in third quarter 2004, partially offset by the partial redemption of the Series A preferred stock and payment for deferred financing costs.

The decrease in cash used in financing activities for fiscal 2003 was due primarily to the repurchase of Series D Senior Notes in fiscal 2002, offset by proceeds from the issuance of preferred stock and additional borrowings on the credit facility, both of which were used in part for the Series D Senior Note repurchase.

Credit Facility. On March 19, 2004, we executed a Third Amended and Restated Loan and Security Agreement (“credit facility”), to increase our borrowing capacity. The Borrowers to the credit facility are us and our subsidiaries. The credit facility provides for borrowings in the aggregate principal amount of up to the lesser of $245.0 million, less defined reserves, or the Borrowing Base, as defined in the agreement. Fees incurred in connection with the amendment of $1.5 million are being deferred and amortized over the life of the loan. On April 2, 2004, we and our lenders executed an amendment to the credit facility to amend the requirements and form of the officer’s compliance certificate to be issued to the lenders.

On February 14, 2005, we and our lenders executed a letter agreement to the credit facility to amend the capital expenditures covenant contained therein.

Borrowings under the credit facility bear interest at (i) the Base Rate, as defined, plus the applicable margin (0.75% as of January 1, 2005) or (ii) the Eurodollar Rate, as defined, plus the applicable margin (2.25% as of January 1, 2005). These margins are subject to performance-based step-downs resulting in margins ranging from 0.25% to 1.25% for Base Rate loans and 1.75% to 2.75% for Eurodollar Rate loans, respectively. At January 1, 2005, borrowings under the credit facility were at a weighted average interest rate of 4.8%.

The credit facility, as amended, requires us to meet a fixed charge coverage test, as defined, as well as certain covenants, which among other things, limits our ability to incur additional debt; enter into guarantees; make loans and investments; make capital expenditures; declare dividends; engage in mergers, consolidations and asset sales; enter into transactions with affiliates; create liens and encumbrances; enter into sale/leaseback transactions; modify material agreements; and change the business we conduct. As of January 1, 2005, we were in compliance with these covenants, as amended. Obligations under the credit facility are secured by all of our inventories, accounts receivable and certain other collateral. The credit facility expires February 15, 2008.

On September 2, 2004, we and our lenders executed a Second Amendment to the credit facility to provide us with a $20.0 million term loan to facilitate the acquisition of Target Tire. On November 4, 2004, we repaid the term loan, without penalty, with borrowings from the credit facility.

We anticipate that our principal use of cash going forward will be to meet working capital and debt service requirements, to make capital expenditures, and to fund acquisitions. Based upon current and anticipated levels of operations, we believe that our cash flow from operations, together with amounts available under our credit facility, will be adequate to meet our anticipated requirements. There can be no assurance, however, that our business will continue to generate sufficient cash flow from operations in the future to meet these requirements or to service our debt, and we may be required to refinance all or a portion of our existing debt, or to obtain additional financing. These increased borrowings may result in higher interest payments. In addition, there can be no assurance that any refinancing would be possible or that any additional financing could be obtained. The inability to obtain additional financing could have a material adverse effect on us.

Repurchase of Senior Notes. As a result of significant losses in fiscal 2000 and 2001 at our discontinued operating retail segment, we encountered difficulty meeting debt service requirements. We completed a capital restructuring in March of 2002 to reduce our long-term debt, as well as to meet working capital needs. As a part of this recapitalization, we repurchased $121.4 million in outstanding principal amount of the Series D Senior Notes at a purchase price of $535 per $1,000 in face amount of the Series D Senior Notes, plus accrued and unpaid interest of $4.5 million. We funded the repurchase of the the Series D Senior Notes through several debt restructuring transactions. The restructuring transactions consisted of (i) an amendment to our credit facility to provide additional availability, (ii) a sale and leaseback of our three tire distribution warehouses generating cash proceeds of $13.9 million and (iii) an equity investment of $28.9 million from the issuance of 9,637,592 shares of Series D preferred stock to our existing stockholders. Concurrent with the repurchase of the Series D Senior Notes, we, the Subsidiary Guarantors and the Trustee executed a fourth supplemental indenture to the Series D Senior Notes indenture. The amendments to the Series D Senior Notes indenture were effected primarily to permit the restructuring transactions and make other related modifications.

Contractual Commitments

As of January 1, 2005, we had certain cash obligations associated with contractual commitments. The amounts due under these commitments are as follows (dollars in millions):

	Total	2005	2006	2007	2008	2009	Thereafter
Long-term debt (variable rate)	$186.1	$—	$—	$—	$186.1	$—	$—
Long-term debt (fixed rate)	33.1	1.8	1.6	0.9	28.7	0.1	—
Estimated interest payments (1)	67.3	13.6	13.6	13.5	3.9	1.7	21.0
Operating leases, net of sublease income	146.2	25.7	23.0	20.5	17.9	15.0	44.1
Capital leases	14.8	0.7	—	—	—	—	14.1

Total contractual cash obligations	$447.5	$41.8	$38.2	$34.9	$236.6	$16.8	$79.2

(1)	Represents the annual interest expense on fixed and variable rate debt. Projections of interest expense on variable rate debt are based on current interest rates.

We also have certain letters of credit outstanding at January 1, 2005 in the aggregate amount of $7.0 million.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions (see Note 1 in the Notes to Consolidated Financial Statements included under Item 8 of this report). We consider certain accounting policies, as described below, to be critical policies due to the high degree of judgment and complexity involved in each.

Revenue Recognition

We recognize revenue when title and risk of loss pass to the customer, which is upon delivery under free on board (“FOB”) destination terms. We also permit customers from time to time to return certain products but there is no contractual right of return. We continuously monitor and track such returns and record an estimate of such future returns, which is based on historical experience of actual returns. While such returns have historically been within management’s expectations and the provisions established have been adequate, we cannot guarantee that we will continue to experience the same return rates that we have in the past. If future returns increase significantly, operating results would be adversely affected.

Inventories

Inventories are valued at the lower of cost, determined on the first-in, first-out (“FIFO”) method, or market. We perform periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and record necessary provisions to reduce such inventories to net realizable value. If actual market conditions are less favorable than those projected by management, additional inventory provisions may be required.

Vendor Rebates

We receive rebates from our vendors under a number of different programs. These rebates are recorded in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Considerations Received from a Vendor.” Many of the vendor programs provide for us to receive rebates when any of a number of measures is achieved, generally related to the volume of purchases. These rebates are accounted for as a reduction to the price of the product, which reduces the carrying value of inventory until the product is sold. Throughout the year, the amount of rebates is estimated based upon the expected level of purchases. These estimates are continually revised to reflect rebates earned based on actual purchase levels. Historically, actual rebates have been within the expectations used in the estimates.

If market conditions were to change, vendors may change the terms of some or all of these programs. Although these changes would not affect the amounts that have been recorded related to product already purchased, it may impact gross margins on products sold or revenues earned in future periods to the extent that the changes are not passed along to the customer.

Cooperative Advertising and Marketing Programs

We participate in cooperative advertising and marketing programs (“co-op”) with our vendors. Co-op funds used to offset specific costs in selling and marketing the vendor’s products are reported as a reduction of selling, general, and administrative expenses at the time the qualifying advertising and marketing expenses are incurred. Co-op funds not used to offset specific costs are used to offset cost of goods sold in accordance with EITF Issue No. 02-16.

Post Retirement Benefits

We account for post retirement benefits in accordance with SFAS No. 106, “Employers’ Accounting for Post Retirement Benefits Other than Pensions” and SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Post Retirement Benefits—an amendment of FASB Statements No. 87, 88, and 106.” SFAS No. 106 requires us to accrue the cost of post retirement benefit obligations based on a number of actuarial assumptions including assumptions about the discount rate, expected return on plan assets, health care cost trend rates, and rate of future compensation increases. The actuarial assumptions used may differ materially from actual results, which may have a significant impact on the amount of post retirement expenses to be recognized in future periods.

Allowance for Doubtful Accounts

The allowance for doubtful accounts provides for losses believed to be inherent within our accounts receivable balance. Management evaluates both the creditworthiness of specific customers and the overall probability of losses based upon an analysis of the overall aging of receivables, past collection trends, and general economic conditions. Management believes, based on our review, that the allowance for doubtful accounts is adequate to cover potential losses. Actual results may vary as a result of unforeseen economic events and the impact those events could have on our customers.

Valuation of Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 revises the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are tested for impairment annually and more frequently in the event of an impairment indicator. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives, and reviewed for impairment at least annually. We adopted the provisions of SFAS No. 142 effective first quarter of fiscal 2002. In accordance with SFAS No. 142, we performed the required annual impairment test in fourth quarter of fiscal years 2004, 2003 and 2002 and determined that no goodwill impairment existed. Fair value was computed by utilizing a variety of methods, including discounted cash flow and market multiple models. We will continue to perform goodwill impairment reviews annually or more frequently if facts or circumstances warrant a review. Future adverse developments in market conditions or our current or projected operating results could cause the fair value of our goodwill to fall below the carrying value, requiring an impairment charge.

Deferred Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Management has evaluated our deferred tax assets and has concluded that the realizability of the deferred tax assets is more likely than not. As a part of this evaluation, we determined that a decrease in the valuation allowance previously established for certain deferred tax assets for state net operating loss carry-forwards relating to the sale of Winston was required. Accordingly, we recorded a non-cash benefit in the fourth quarter of fiscal 2004 of $0.5 million to reduce the valuation allowance from $1.0 million to $0.5 million. The valuation allowance was further adjusted to zero in connection with writing off the remaining deferred tax asset as we determined these assets would not be recoverable. Our ability to generate future taxable income is dependent on numerous factors including general economic conditions, the state of the replacement tire market, and other factors beyond our control. Therefore, there can be no assurance that we will meet this expectation of future taxable income. Changes in expected future income could lead to an additional valuation allowance against deferred tax assets.

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS No. 151 will improve financial reporting by requiring that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption SFAS No. 151 to have a material impact on our consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). For non-public companies, as defined, the provisions of SFAS No. 123R are effective for reporting periods beginning after December 15, 2005. The new statement requires compensation expense associated with share-based payments to employees to be recognized in the financial statements based on their fair values. We currently account for stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and its related interpretations. Accordingly, no compensation expense has been recorded in our consolidated statements of operations. Upon the adoption of SFAS 123R, we will be required to apply the provisions of the statement prospectively for any newly issued, modified or settled award after the date of initial adoption. We are in the process of evaluating the impact the requirements of this statement will have on our consolidated financial statements.

Item 7a. Quantitative and Qualitative Disclosure About Market Risk.

Our results of operations are exposed to changes in interest rates primarily with respect to borrowings under our credit facility, where interest rates are tied to the Base Rate, as defined in the agreement, or LIBOR. At January 1, 2005, we had $186.1 million outstanding under our credit facility, of which $136.1 million was not hedged by an interest rate swap agreement and was thus subject to exposure to interest rate changes. An increase of 1% in such interest rate percentages would increase our annual interest expense by $1.4 million, based on borrowings that have not been hedged at January 1, 2005.

During second quarter 2003, we entered into an interest rate swap agreement, or Swap, to manage our exposure to fluctuations in interest rates. The Swap represents a contract to exchange floating rate interest payments for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the Swap is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. At January 1, 2005, the Swap covers a notional amount of $50.0 million of debt at a fixed interest rate of 2.14% and expires in June 2006. This Swap has not been designated for hedge accounting treatment. Accordingly, we recognize the fair value of the Swap in the accompanying consolidated balance sheets and any changes in the fair value are recorded as adjustments to interest expense in the accompanying consolidated statements of operations. The fair value of the Swap is the estimated amount that we would pay or receive to terminate the agreement at the reporting date. The fair value of the Swap was an asset of $0.8 million and $0.2 million at January 1, 2005 and December 27, 2003, respectively, and is included in other assets in the accompanying consolidated balance sheets. As a result of the change in fair value, $0.5 million and $0.2 million net reductions to interest expense were recorded for the years ended January 1, 2005 and December 27, 2003, respectively.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

American Tire Distributors, Inc. and Subsidiaries:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American Tire Distributors, Inc. and subsidiaries (the “Company”, formerly Heafner Tire Group, Inc.) at January 1, 2005 and December 27, 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 4, 2005

AMERICAN TIRE DISTRIBUTORS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	January 1, 2005	December 27, 2003
Assets
Current assets:
Cash and cash equivalents	$3,334	$3,326
Accounts receivable, net of allowance for doubtful accounts of $1,587 and $1,112 in fiscal 2004 and 2003, respectively	130,683	96,120
Inventories	220,778	174,051
Deferred income taxes	8,890	6,462
Other current assets	18,961	10,625

Total current assets	382,646	290,584

Property and equipment, net	24,160	17,662
Goodwill, net	121,910	93,940
Other intangible assets, net	13,527	2,238
Deferred income taxes	6,887	8,849
Other assets	7,165	5,730

Total assets	$556,295	$419,003

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$215,706	$170,716
Accrued expenses	30,781	17,952
Current maturities of long-term debt	2,439	2,919

Total current liabilities	248,926	191,587

Revolving credit facility and other long-term debt	188,770	137,044
Series D Senior Notes	28,600	28,600
Capital lease obligations	14,110	14,153
Other liabilities	8,589	4,590
Redeemable preferred stock (Note 11)	9,535	10,535
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock (Note 12)	55,854	50,944
Common stock, par value $.01 per share; 50,000,000 shares authorized; 5,161,917 and 5,086,917 shares issued and outstanding	52	51
Additional paid-in capital	23,030	22,388
Warrants	1,352	1,782
Note receivable from sale of stock	—	(17)
Accumulated deficit	(22,523)	(42,654)

Total stockholders’ equity	57,765	32,494

Total liabilities and stockholders’ equity	$556,295	$419,003

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN TIRE DISTRIBUTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	For the Fiscal Year Ended
	January 1, 2005	December 27, 2003	December 28, 2002
Net sales	$1,282,069	$1,114,410	$1,062,015
Cost of goods sold	1,043,793	910,905	868,750

Gross profit	238,276	203,505	193,265
Selling, general and administrative expenses	183,235	162,351	161,914

Operating income	55,041	41,154	31,351
Other income (expense):
Interest expense	(13,371)	(14,071)	(18,705)
Gain on repurchase of Series D Senior Notes	—	—	49,759
Other, net	(393)	93	288

Income from continuing operations before income taxes	41,277	27,176	62,693
Provision for income taxes	16,236	11,089	24,783

Income from continuing operations	25,041	16,087	37,910
Loss from discontinued operations, net of income tax benefit of $0, $57 and $316	—	(82)	(483)

Net income	$25,041	$16,005	$37,427

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN TIRE DISTRIBUTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands, except share amounts)

	Preferred Stock (Note 12)		Class A Common Stock		Additional Paid-In Capital	Warrants	Notes Receivable From Sale of Stock	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 29, 2001	—	$—	5,136,917	$51	$22,751	$1,137	$(340)	$(87,135)	$(63,536)
Net income	—	—	—	—	—	—	—	37,427	37,427
Repurchase of common stock	—	—	(50,000)	—	(363)	—	323	—	(40)
Issuance of warrants	—	—	—	—	—	645	—	—	645
Preferred stock Series C	1,333,334	13,080	—	—	—	—	—	—	13,080
Preferred stock Series D	9,637,592	28,913	—	—	—	—	—	—	28,913
Dividends on preferred stock Series C	—	1,440	—	—	—	—	—	(1,440)	—
Dividends on preferred stock Series D	—	2,602	—	—	—	—	—	(2,602)	—

Balance, December 28, 2002	10,970,926	46,035	5,086,917	51	22,388	1,782	(17)	(53,750)	16,489

Net income	—	—	—	—	—	—	—	16,005	16,005
Dividends on preferred stock Series C	—	1,440	—	—	—	—	—	(1,440)	—
Dividends on preferred stock Series D	—	3,469	—	—	—	—	—	(3,469)	—

Balance, December 27, 2003	10,970,926	50,944	5,086,917	51	22,388	1,782	(17)	(42,654)	32,494

Net income	—	—	—	—	—	—	—	25,041	25,041
Surrender of warrants	—	—	—	—	430	(430)	—	—	—
Issuance of common stock	—	—	75,000	1	212	—	—	—	213
Forgiveness of note receivable	—	—	—	—	—	—	17	—	17
Dividends on preferred stock Series C	—	1,440	—	—	—	—	—	(1,440)	—
Dividends on preferred stock Series D	—	3,470	—	—	—	—	—	(3,470)	—

Balance, January 1, 2005	10,970,926	$55,854	5,161,917	$52	$23,030	$1,352	$—	$(22,523)	$57,765

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN TIRE DISTRIBUTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Fiscal Year Ended
	January 1, 2005	December 27, 2003	December 28, 2002
Cash flows from operating activities:
Net income	$25,041	$16,005	$37,427
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Loss from discontinued operations, net of income taxes	—	82	483
Gain on repurchase of Series D Senior Notes	—	—	(49,759)
Depreciation and amortization of other intangibles	6,781	6,957	8,610
Amortization of other assets	1,156	1,208	1,221
Provision for doubtful accounts	320	907	2,036
Provision for obsolete inventory	(91)	(12)	(4,832)
Deferred income taxes	1,847	6,915	22,570
Change in assets and liabilities:
Accounts receivable, net	(16,046)	(2,353)	(4,787)
Inventories	(20,831)	(17,317)	2,322
Other current assets	(7,187)	1,274	(1,154)
Accounts payable and accrued expenses	34,605	5,317	5,735
Other	114	(1,326)	(4,607)

Net cash provided by continuing operating activities	25,709	17,657	15,265

Cash flows from investing activities:
Acquisitions, net of cash acquired	(59,207)	—	—
Net proceeds from sale-leaseback transaction	—	—	13,285
Purchase of property and equipment	(4,379)	(2,491)	(2,059)
Proceeds from sale of property and equipment	284	612	2,187
Other, net	—	(50)	—

Net cash provided by (used in) investing activities	(63,302)	(1,929)	13,413

Cash flows from financing activities:
Net proceeds from (repayments of) revolving credit facility and other long-term debt	40,515	(14,595)	7,728
Repurchase of Series D Senior Notes	—	—	(64,959)
Proceeds received from issuance of preferred stock	—	—	28,913
Common stock repurchase	—	—	(40)
Proceeds from issuance of common stock	213	—	—
Payments for deferred financing costs	(2,127)	—	(1,758)
Series A preferred stock redemption	(1,000)	(500)	—

Net cash provided by (used in) financing activities	37,601	(15,095)	(30,116)

Net increase (decrease) in cash and cash equivalents	8	633	(1,438)
Cash and cash equivalents, beginning of year	3,326	2,693	4,131

Cash and cash equivalents, end of year	$3,334	$3,326	$2,693

Supplemental disclosures of cash flow information:
Cash payments for interest	$12,389	$13,345	$18,234

Cash payments for taxes, net	$17,610	$2,592	$3,230

Supplemental disclosures of noncash activities:
Capital expenditures financed by debt	$5,224	$670	$124

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN TIRE DISTRIBUTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Significant Accounting Policies:

Nature of Business

American Tire Distributors, Inc. (together with its subsidiaries, the “Company”), is a Delaware corporation engaged in the wholesale distribution of tires, custom wheels and accessories, and related service equipment. On May 24, 1999, Charlesbank Equity Fund IV, L.P. (“Charlesbank”), a Massachusetts limited partnership, purchased approximately 97.8% of the Company’s then issued and outstanding shares of Class A common stock and approximately 96.8% of the Company’s then issued and outstanding shares of Class B common stock for a purchase price of approximately $44.7 million. On August 20, 1999, the Company reincorporated in Delaware (previously incorporated in North Carolina) and simultaneously changed its name from The J.H. Heafner Company, Inc. to Heafner Tire Group, Inc. On May 30, 2002, the Company changed its name from Heafner Tire Group, Inc. to American Tire Distributors, Inc. During fiscal 2004, the Company completed the purchase of all the outstanding stock of Texas Market Tire Holdings I, Inc., d/b/a Big State Tire Supply (“Big State”) and Target Tire, Inc. (“Target Tire”) (see Note 2).

The Company is an independent distributor of tires, custom wheels and accessories, and related service equipment to the replacement market. The Company’s customer base is comprised primarily of independent tire dealers with other customers representing national retail chains, service stations and other automotive dealer and repair facilities. The Company operates as one business segment with 71 distribution centers serving all or parts of 36 states located in the Southeastern and Mid-Atlantic regions, portions of the Northeast, Midwest, Southwest, and the West Coast of the United States.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of American Tire Distributors, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts for outbound shipping costs previously classified in selling, general, and administrative expenses have been reclassified to cost of goods sold. The effect of this reclassification was a decrease in selling, general, and administrative expenses and an increase in cost of goods sold in the amount of $8.3 million and $6.2 million for fiscal years 2003 and 2002, respectively. Certain other prior period amounts have been reclassified to conform to the current period presentation. These other reclassifications had no material effect on previously reported operating results.

Fiscal Year

The Company’s fiscal year is based on either a 52 or 53-week period ending on the Saturday closest to each December 31. Therefore, the financial results of certain fiscal years will not be exactly comparable to the prior and subsequent 52-week fiscal years. The fiscal years ended January 1, 2005, December 27, 2003 and December 28, 2002 contain operating results for 53 weeks, 52 weeks and 52 weeks, respectively.

Cash and Cash Equivalents

The Company includes cash, demand deposits and highly liquid investments with initial maturities of less than three months in cash and cash equivalents in its consolidated financial statements.

Revenue Recognition and Concentration of Credit Risk

The Company recognizes revenue when title and risk of loss pass to the customer, which is upon delivery under free on board (“FOB”) destination terms. In the normal course of business, the Company extends credit, on

AMERICAN TIRE DISTRIBUTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

open accounts, to its customers after performing a credit analysis based on a number of financial and other criteria. The Company performs ongoing credit evaluations of its customers’ financial condition and does not normally require collateral; however, letters of credit and other security are occasionally required for certain new and existing customers. Allowances are maintained for estimated potential credit losses.

The Company permits customers from time to time to return certain products but there is no contractual right of return. The Company continuously monitors and tracks such returns and records an estimate of such future returns, which is based on historical experience of actual returns.

Fair Value of Financial Instruments

Carrying value approximates fair value as it relates to cash and cash equivalents, accounts receivable and accounts payable due to the short-term maturity of those instruments. The fair value of the Company’s long-term debt approximates its carrying value.

Inventories

Inventories consist primarily of automotive tires, custom wheels, automotive service equipment and related products and are valued at the lower of cost, determined on the first-in, first-out (FIFO) method, or market. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. Terms with a majority of the Company’s tire vendors allow return of tire products, within limitations, specified in their supply agreements. All of the Company’s inventory is held as collateral under the revolving credit facility (“Revolver”).

Property and Equipment

Property and equipment are recorded at cost and depreciation, which includes the amortization of assets recorded under capital lease obligations, is determined by using the straight-line method based on the following estimated useful lives:

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

Deferred Financing Costs

Costs incurred in connection with financing activities (see Note 5) are capitalized and amortized on a straight-line basis and charged to interest expense over the life of the associated debt in the accompanying consolidated statements of operations. The unamortized balance of these deferred costs included in the accompanying consolidated balance sheets was $3.4 million and $2.5 million at January 1, 2005 and December 27, 2003, respectively. In connection with the repurchase of $121.4 million in outstanding principal amount of the Series D Senior Notes (see Note 9), the Company wrote off approximately $4.0 million of unamortized deferred financing costs associated with the Series D Senior Notes. The charge has been included as an offset to the gain on repurchase of Series D Senior Notes in the accompanying consolidated statements of operations in fiscal 2002.

AMERICAN TIRE DISTRIBUTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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

The provisions of SFAS No. 142 require that a two-step test be performed to assess goodwill for impairment. First, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. In accordance with SFAS No. 142, the Company performed the required annual impairment test in fourth quarter of fiscal years 2004, 2003 and 2002 and determined that no goodwill impairment existed. Fair value was computed by utilizing a variety of methods, including discounted cash flow and market multiple models.

Goodwill represents the excess of the purchase price over the fair value of the net assets of the acquired entities. Prior to adopting SFAS No. 142, goodwill was amortized on a straight-line basis over a period of 15 years. Goodwill increased by $28.0 million in fiscal 2004 as a result of the acquisition of Big State and Target Tire (see Note 2). Accumulated amortization of goodwill at January 1, 2005 and December 27, 2003 was $22.6 million.

Other intangible assets, which represent noncompete agreements, customer lists, and other intangibles, are being amortized on a straight-line basis over periods ranging from two to fifteen years. Amortization of other intangibles was $1.1 million, $1.4 million, and $3.2 million in fiscal 2004, 2003, and 2002, respectively. Accumulated amortization at January 1, 2005 and December 27, 2003 was $3.1 million and $2.0 million, respectively. In fiscal 2003, the Company wrote off fully amortized balances of $12.2 million relating to intangible assets.

The following table sets forth the gross amount and accumulated amortization of the Company’s intangible assets for the fiscal years ended January 1, 2005 and December 27, 2003 (in thousands):

	January 1, 2005		December 27, 2003
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer lists	$12,272	$333	$—	$—
Noncompete agreements	2,789	2,059	2,664	1,608
Trademarks	1,613	755	1,613	431

Total amortizable intangible assets	$16,674	$3,147	$4,277	$2,039

Estimated intangible asset amortization expense for each of the next five fiscal years is expected to be $1.5 million in 2005, $1.4 million in 2006, $1.1 million in 2007, $0.8 million in 2008, and $0.8 million in 2009.

AMERICAN TIRE DISTRIBUTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Self Insurance

The Company is self-insured with respect to employee health liability claims and maintains a large deductible program on workers’ compensation and auto. The Company has stop-loss insurance coverage for individual claims in excess of $0.2 million for employee health and deductibles of $0.3 million on the workers’ compensation and auto. Aggregate stop-loss limits for workers’ compensation and auto are $6.2 million. There is no aggregate stop-loss limit on employee health insurance.

Post Retirement Benefits

The Company accounts for post retirement benefits in accordance with SFAS No. 106, “Employers’ Accounting for Post Retirement Benefits Other than Pensions” and SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Post Retirement Benefits—an amendment of FASB Statements No. 87, 88, and 106.” SFAS No. 106 requires the Company to accrue the cost of post retirement benefit obligations based on a number of actuarial assumptions including assumptions about the discount rate, expected return on plan assets, health care cost trend rates, and rate of future compensation increases. The actuarial assumptions used may differ materially from actual results, which may have a significant impact on the amount of post retirement expenses to be recognized in future periods. SFAS No. 132 (Revised 2003) supercedes the disclosure requirements for post retirement benefit plans in SFAS No. 106 without changing the measurement or recognition of those plans. This statement requires additional disclosures compared to those of the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost (see Note 6).

Shipping and Handling Costs

Certain company shipping, handling, and other distribution costs are classified as selling, general, and administrative expenses in the accompanying consolidated statements of operations. Such expenses totaled $64.7 million, $61.6 million, and $60.1 million for the years ended January 1, 2005, December 27, 2003, and December 28, 2002, respectively. Certain outbound shipping and handling costs are classified in cost of goods sold. Shipping revenue is classified in net sales in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.”

Vendor Rebates

The Company receives rebates from its vendors under a number of different programs. These rebates are recorded in accordance with EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Considerations Received from a Vendor.” Many of the vendor programs provide for the Company to receive rebates when any of a number of measures is achieved, generally related to the volume of purchases. These rebates are accounted for as a reduction to the price of the product, which reduces the carrying value of inventory until the product is sold. Throughout the year, the amount of rebates is estimated based upon the expected level of purchases. These estimates are continually revised to reflect rebates earned based on actual purchase levels. Historically, actual rebates have been within the expectations used in the estimates.

Cooperative Advertising and Marketing Programs

The Company participates in cooperative advertising and marketing programs (“co-op”) with its vendors. Co-op funds used to offset specific costs in selling the vendor’s products are reported as a reduction of selling, general, and administrative expenses at the time the qualifying advertising and marketing expenses are incurred. Co-op funds not used to offset specific costs and excess co-op funds are used to offset cost of goods sold in accordance with EITF Issue No. 02-16.

AMERICAN TIRE DISTRIBUTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Income Taxes

The Company accounts for its income taxes under the provisions of SFAS No. 109 “Accounting for Income Taxes.” This statement requires the use of the asset and liability method of accounting for deferred income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, at the applicable enacted tax rates. The Company provides a valuation allowance against its deferred tax assets when the future realizability of the assets becomes uncertain.

Derivative Instruments and Hedging Activities

For derivative instruments, the Company applies SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, SFAS No. 138, and SFAS No. 149. This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. This statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met and that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. The adoption of this statement had no material impact on the Company’s consolidated financial position and results of operations (see Note 5).

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

SFAS No. 123 established an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. The Company has elected not to adopt SFAS No. 123 for expense recognition purposes, but is required to provide certain pro forma disclosures, which are presented below.

The following information is presented as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123 (in thousands):

	Year Ended
	January 1, 2005	December 27, 2003	December 28, 2002
Net income, as reported	$25,041	$16,005	$37,427
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(416)	(371)	(440)

Pro forma net income	$24,625	$15,634	$36,987

AMERICAN TIRE DISTRIBUTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The weighted average fair value of options granted during fiscal 2004, 2003, and 2002 estimated on the date of grant using the Black-Scholes option pricing model was $1.42, $1.00, and $0.55, respectively. The fair value of options granted in fiscal 2004, 2003, and 2002 was determined using the following assumptions: a weighted average risk-free interest rate of 4.06%, 4.05%, and 4.93%, respectively, no dividend yield, expected life of 10 years, which equals the lives of the grants, and no expected volatility.

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

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS No. 151 will improve financial reporting by requiring that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption SFAS No. 151 to have a material impact on its consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). For non-public companies, as defined, the provisions of SFAS No. 123R are effective for reporting periods beginning after December 15, 2005. The new statement requires compensation expense associated with share-based payments to employees to be recognized in the financial statements based on their fair values. The Company is currently accounting for stock option grants in accordance with APB No. 25 and its related interpretations. Accordingly, no compensation expense has been recorded in the consolidated statements of operations. Upon the adoption of SFAS 123R, the Company will be required to apply the provisions of the statement prospectively for any newly issued, modified or settled award after the date of initial adoption. The Company is in the process of evaluating the impact the requirements of this statement will have on its consolidated financial statements.

2. Acquisitions:

During fiscal 2004, the Company acquired the entities described below, which were accounted for using the purchase method of accounting. Accordingly, results of operations for the acquired businesses have been included in the accompanying consolidated statements of operations from the acquisition dates.

On July 30, 2004, the Company completed the purchase of all the outstanding stock of Big State, a tire distributor located in Lubbock, Texas pursuant to the terms of that certain Stock Purchase Agreement dated July 2, 2004. The acquisition expanded the Company’s operations into Texas, Oklahoma and New Mexico and included nine distribution centers that were operated by Big State. The acquisition was financed by the Company’s Revolver (see Note 5).

On September 2, 2004, the Company completed the purchase of all the outstanding stock of Target Tire, a tire distributor located in Jacksonville, North Carolina pursuant to the terms of that certain Stock Purchase Agreement dated September 1, 2004. Target Tire operated eleven distribution centers located in North Carolina,

AMERICAN TIRE DISTRIBUTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Georgia, South Carolina, Virginia and Tennessee. The acquisition strengthened the Company’s presence with retailers in the Southeast, a region where there is already a strong market presence. The acquisition was financed by the Company’s Revolver, as amended (see Note 5). In connection with the acquisition, the Company recorded a $4.3 million liability for estimated costs related to facility closures ($3.5 million), employee severance ($0.7 million), and other related exit costs ($0.1 million) in accordance with EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” The facilities closing expense primarily relates to the closing of all but one Target Tire distribution center due to existing distribution centers being located in close proximity to the acquired distribution facilities. The Company has substantially completed all facility closings. The severance costs were primarily related to duplicate administrative personnel and personnel at the facilities that were closed. As of January 1, 2005, the Company had charged approximately $0.2 million against these reserves. The remaining liability is primarily related to lease obligations that expire in 2014.

The aggregate purchase price of these acquisitions, subject to adjustment, was $59.3 million, consisting of $58.2 million in cash, $0.6 million for repayment of debt, and $0.5 million in direct acquisition costs. There is $1.0 million that it being held in escrow pending final purchase price adjustments. Allocations of the purchase prices have been recorded in the accompanying consolidated financial statements as of January 1, 2005, based on management’s best estimate of fair values for the assets acquired and liabilities assumed. The excess of the purchase price over the fair value of the net assets of the acquired entities was allocated to goodwill ($28.0 million) and intangible assets ($12.4 million). Goodwill of $9.8 million and an intangible asset of $10.9 million, recorded in connection with the Big State acquisition, are deductible for tax purposes. The intangible assets primarily relate to customer lists which are being amortized on a straight-line basis over an estimated life of fifteen years.

3. Income Taxes:

The following summarizes the components of the Company’s income tax provision on income from continuing operations for fiscal 2004, 2003 and 2002 (in thousands):

	Year Ended
	January 1, 2005	December 27, 2003	December 28, 2002
Federal—
Current provision (benefit)	$12,307	$2,318	$(40)
Deferred provision	1,585	6,776	21,499

	13,892	9,094	21,459
State—
Current provision	2,084	1,821	2,778
Deferred provision	260	174	546

	2,344	1,995	3,324

Total provision	$16,236	$11,089	$24,783

AMERICAN TIRE DISTRIBUTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Actual income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35% in fiscal 2004, 2003 and 2002 as a result of the following (in thousands):

	Year Ended
	January 1, 2005	December 27, 2003	December 28, 2002
Income tax provision computed at the federal statutory rate	$14,447	$9,512	$21,943
State income taxes, net of federal income tax benefit	1,688	1,297	2,636
Decrease in valuation allowance	(474)	—	—
Other	575	280	204

Income tax provision	$16,236	$11,089	$24,783

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes and (b) operating loss and tax credit carry-forwards. The tax effects of the significant temporary differences which comprise deferred tax assets and liabilities at January 1, 2005 and December 27, 2003, are as follows (in thousands):

	January 1, 2005	December 27, 2003
Deferred tax assets—
Net operating loss carry-forwards	$702	$2,603
Accrued expenses and liabilities	7,574	5,392
Employee benefits	1,916	2,238
Inventory cost capitalization	2,741	2,054
Depreciation, amortization and write-off of intangibles	—	1,516
Other	2,909	2,909
Valuation allowance	—	(1,044)

Gross deferred tax assets	15,842	15,668

Deferred tax liabilities—
Depreciation, amortization and write-off of intangibles	(9)	—
Other	(56)	(357)

Gross deferred tax liabilities	(65)	(357)

Net deferred tax assets	$15,777	$15,311

The above amounts have been classified in the accompanying consolidated balance sheets as follows (in thousands):

	January 1, 2005	December 27, 2003
Deferred tax assets—
Current	$8,890	$6,462
Noncurrent	6,887	8,849

	$15,777	$15,311

AMERICAN TIRE DISTRIBUTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Management has evaluated the Company’s deferred tax assets and has concluded that the realizability of the deferred tax assets is more likely than not. As a part of this evaluation, the Company determined that a decrease in the valuation allowance previously established for certain deferred tax assets for state net operating loss carry-forwards (“NOLs”) relating to the sale of Winston Tire Company (“Winston”) was required. Accordingly, the Company recorded a non-cash benefit in the fourth quarter of fiscal 2004 of $0.5 million to reduce the valuation allowance from $1.0 million to $0.5 million. The valuation allowance was further adjusted to zero in connection with writing off the remaining deferred tax asset as the Company determined these assets would not be recoverable. The Company’s ability to generate future taxable income is dependent on numerous factors including general economic conditions, the state of the replacement tire market, and other factors beyond management’s control. Therefore, there can be no assurance that the Company will meet this expectation of future taxable income. Changes in expected future income could lead to an additional valuation allowance against deferred tax assets.

At January 1, 2005, the Company had NOLs available for state tax purposes of approximately $14.1 million. The Company expects to utilize this NOL prior to it expiring in 2016.

4. Property and Equipment:

The following table represents the Company’s property and equipment at January 1, 2005 and December 27, 2003 (in thousands):

	January 1, 2005	December 27, 2003
Land	$1,525	$1,553
Buildings and leasehold improvements	15,410	15,524
Machinery and equipment	17,998	11,248
Furniture and fixtures	11,669	10,237
Vehicles and other	1,981	1,259

Total property and equipment	48,583	39,821
Less—Accumulated depreciation	(24,423)	(22,159)

Property and equipment, net	$24,160	$17,662

Depreciation expense for the years ended January 1, 2005, December 27, 2003 and December 28, 2002 was $5.7 million, $5.6 million and $5.4 million, respectively and is classified in selling, general, and administrative expense in the accompanying consolidated statements of operations.

Included in the above table are assets under capital leases related to the sale and leaseback of three of the Company’s owned facilities (see Note 5). The net book value of these assets at January 1, 2005 and December 27, 2003 was $6.3 million and $6.5 million, respectively. Accumulated depreciation was $1.7 million and $1.5 million for the respective periods. Depreciation expense for the years ended January 1, 2005, December 27, 2003 and December 28, 2002 was $0.2 million.

AMERICAN TIRE DISTRIBUTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

5. Long-term Debt and Other Financing Arrangements:

Long-term Debt

The following table represents the Company’s long-term debt at January 1, 2005 and December 27, 2003 (in thousands):

	January 1, 2005	December 27, 2003
Revolving credit facility and other long-term debt	$190,532	$139,406
Series D Senior Notes	28,600	28,600
Capital lease obligations	14,787	14,710

	233,919	182,716
Less—Current maturities	(2,439)	(2,919)

	$231,480	$179,797

Revolving Credit Facility

On March 19, 2004, the Company executed a Third Amended and Restated Loan and Security Agreement (“Revolver”) to increase the Company’s borrowing capacity. The Borrowers to the Revolver are the Company and its subsidiaries. The Revolver provides for borrowings in the aggregate principal amount of up to the lesser of $245.0 million, less defined reserves, or the Borrowing Base, as defined in the agreement. Fees incurred in connection with the amendment of $1.5 million are being deferred and amortized over the life of the loan. On April 2, 2004, the Company and its lenders executed an amendment to the Revolver to amend the requirements and form of the officer’s compliance certificate to be issued to the lenders. On February 14, 2005, the Company and its lenders executed a letter agreement to the Revolver to amend the capital expenditures covenant contained therein.

Borrowings under the Revolver bear interest at (i) the Base Rate, as defined, plus the applicable margin (0.75% as of January 1, 2005) or (ii) the Eurodollar Rate, as defined, plus the applicable margin (2.25% as of January 1, 2005). These margins are subject to performance-based step-downs resulting in margins ranging from 0.25% to 1.25% for Base Rate loans and 1.75% to 2.75% for Eurodollar Rate loans, respectively. At January 1, 2005, borrowings under the Revolver were at a weighted average interest rate of 4.8%.

The Revolver, as amended, requires the Company to meet a fixed charge coverage test, as defined, as well as certain covenants, which among other things, limits the Company’s ability to incur additional indebtedness; enter into guarantees; make loans and investments; make capital expenditures; declare dividends; engage in mergers, consolidations and asset sales; enter into transactions with affiliates; create liens and encumbrances; enter into sale/leaseback transactions; modify material agreements; and change the business it conducts. As of January 1, 2005, the Company was in compliance with these covenants, as amended. Obligations under the Revolver are secured by all of the Company’s inventories and accounts receivable and certain other collateral. The Revolver expires February 15, 2008.

On September 2, 2004, the Company and its lenders executed a Second Amendment to the Revolver to provide the Company with a $20.0 million term loan to facilitate the acquisition of Target Tire. On November 4, 2004, the Company repaid the term loan, without penalty, with borrowings from the Revolver.

Derivative Instruments

During second quarter 2003, the Company entered into an interest rate swap agreement (“Swap”) to manage its exposure to fluctuations in interest rates. The Swap represents a contract to exchange floating rate interest payment for fixed interest payments periodically over the life of the agreement without exchange of the underlying notional amount. The notional amount of the Swap is used to measure interest to be paid or received

AMERICAN TIRE DISTRIBUTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

and does not represent the amount of exposure to credit loss. At January 1, 2005, the Swap covers a notional amount of $50.0 million of indebtedness at a fixed interest rate of 2.14% and expires in June 2006. This Swap has not been designated for hedge accounting treatment. Accordingly, the Company recognizes the fair value of the Swap in the accompanying consolidated balance sheets and any changes in the fair value are recorded as adjustments to interest expense in the accompanying consolidated statements of operations. The fair value of the Swap is the estimated amount that the Company would pay or receive to terminate the agreement at the reporting date. The fair value of the Swap was an asset of $0.8 million and $0.2 million at January 1, 2005 and December 27, 2003, respectively, and is included in other assets in the accompanying consolidated balance sheets. As a result of the change in fair value, $0.5 million and $0.2 million net reductions to interest expense were recorded for the years ended January 1, 2005 and December 27, 2003, respectively.

Senior Notes

The Series D Senior Notes (“Senior Notes”) have an annual coupon of 10% and are redeemable at the Company’s option, in whole or in part, at any time, on or after May 15, 2003, at certain redemption prices. In addition, the Company can redeem up to 35% of the original principal amount of the Senior Notes at 110% of par with one or more public equity offerings. The Senior Notes are due May 2008 and interest is payable semi-annually on May 15 and November 15 of each year commencing November 15, 1999. The Senior Notes contain certain covenants that, among other things, limits the Company’s ability to incur indebtedness; make restricted payments; make certain distributions; sell assets; enter into certain affiliate transactions; sell or issue capital stock of restricted subsidiaries; incur liens; enter into sale/leaseback transactions; and engage in mergers and consolidations.

On March 27, 2002, the Company repurchased $121.4 million in outstanding principal amount of the Senior Notes at a purchase price of $535 per $1,000 in face amount, plus accrued and unpaid interest of $4.5 million. See Note 9 for more information on the repurchase of the Senior Notes.

Capital Lease Obligations

As of January 1, 2005, the Company has a capital lease obligation of $14.1 million relating to the sale and leaseback of three of its owned facilities. All cash paid to the lessor is recorded as interest expense and the capital lease obligation will be reduced when the Company no longer has continuing involvement with the properties. The initial term of the lease is for 20 years, followed by two 10-year renewal options. The annual rent paid under the terms of the lease is $1.6 million (paid quarterly) and is adjusted for Consumer Price Index changes every two years. As of April 25, 2004, the annual rent increased to $1.7 million. In connection with the sale and leaseback transaction, the purchaser received warrants to purchase 153,597 shares of the Company’s common stock. The warrants have a term of 10 years with a stated exercise price of $3.00 per warrant. The Company recorded these warrants at fair value and has presented them as a component of stockholders’ equity in the accompanying consolidated balance sheets.

Aggregate Maturities

Aggregate maturities of long-term debt at January 1, 2005, are as follows (in thousands):

2005	$2,439
2006	1,680
2007	886
2008	214,722
2009	62
Thereafter	14,130

$233,919

AMERICAN TIRE DISTRIBUTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

6. Employee Benefits:

401(k) Plans

The Company maintains a qualified profit sharing and 401(k) plan for eligible employees. All accounts are funded based on employee contributions to the plan, with the limits of such contributions determined by the Board of Directors. Effective January 1, 2002, the benefit formulas for all divisions were determined to be a match of 50% of participant contributions, up to 6% of their compensation. In prior years, depending on the division, the plan either matched 50% of the participant’s contributions up to 6% of their compensation or matched 50% of the first 2% of participant contributions and 6% of the remaining contribution up to a total of 6% of their compensation. The plan also provides for contributions in such amounts as the Board of Directors may annually determine for the profit sharing portion of the plan. Employees vest in the 401(k) match and profit sharing contribution over a 5-year period. The amount charged to selling, general, and administrative expense during the fiscal years ended January 1, 2005, December 27, 2003 and December 28, 2002, was $1.3 million, $1.3 million, and $1.1 million, respectively.

Retiree Health Plan

Effective August 1, 2004, the Company amended provisions of the Employee Welfare Benefit Plan to amend the Retiree Health Plan (the “Post Retirement Plan”). Retired employees are eligible to participate in the Post Retirement Plan if, upon the date of retirement, the employee has fifteen or more years of continuous service and is at least 60 years of age. Plan eligibility is subject to certain limitations, as defined in the Post Retirement Plan documents. The benefits available under the Post Retirement Plan are the same schedule of medical, dental and vision benefits as is currently available to all active employees and their spouses under the health plan provisions of the American Tire Distributors, Inc. Employee Welfare Benefit Plan, until the attainment of age 65, or when the retiree and/or the retiree’s spouse becomes eligible for Medicare coverage.

The following tables provide information on the Post Retirement Plan status as of January 1, 2005 in accordance with SFAS No. 106, “Employers’ Accounting for Post Retirement Benefits Other than Pensions” and SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Post Retirement Benefits—an amendment of FASB Statements No. 87, 88, and 106.”

(in thousands)
Change in benefit obligations:
Benefit obligation at beginning of year	$—
Service cost	124
Interest cost	42
Cumulative prior service obligations	1,688
Actuarial loss	44
Participant contributions	22
Benefits paid	(29)

Benefit obligation at end of year	$1,891

Change in funded status:
Unfunded status of the plan	$1,891
Unrecognized net actuarial loss	(44)
Unrecognized prior service costs	(1,618)

Accrued benefit cost	$229

AMERICAN TIRE DISTRIBUTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(in thousands)
Components of expense:
Service cost	$124
Interest cost	42
Amortization of prior service costs	70

Post retirement benefit expense	$236

The primary assumptions affecting the Company’s accounting for post retirement benefits under SFAS No. 106 as of January 1, 2005 are as follows:

Discount rate	5.75%
Health care trend:
Initial rate	11.0%
Ultimate rate	5.0% in 2015
Annual change	1.0% decrease until 9.0% in 2007; then 0.5% decrease thereafter

The following estimated future benefits are expected to be paid under the Post Retirement Plan (in thousands):

2005	$35
2006	55
2007	65
2008	97
2009	122
Thereafter	$1,517

Stock Option Plans

In 1997, the Company adopted a Stock Option Plan (the “1997 Plan”) in order to attract and retain its key employees. The 1997 Plan authorizes the issuance of up to 527,500 shares of voting common stock to be issued to officers and key employees under terms and conditions to be set by the Company’s Board of Directors, which includes a 1998 amendment that increased the amount of shares by 262,500. All options expire 10 years from the date of grant. Shares issued upon exercise of options are subject to the terms and conditions of a stockholders agreement to be entered into by each recipient. In connection with the Charlesbank purchase, which constituted a change in control under the 1997 Plan, all outstanding options became fully vested.

In the second quarter of 1999, the Company adopted the 1999 Stock Option Plan (the “1999 Plan”) in order to attract and retain employees (including officers), directors and independent contractors of the Company. The 1999 Plan, as amended, authorizes the issuance of up to 1,143,550 shares of voting common stock under terms and conditions to be set by the Company’s Board of Directors. The options are divided into three tiers that vest over varying periods of time or upon the occurrence of certain events. All options expire 10 years from the date of grant. Shares issued upon exercise of options are subject to the terms and conditions of a stockholders’ agreement to be entered into by each recipient. Under the 1999 Plan, 59,800 options are vested as of January 1, 2005.

In the second quarter of 2002, the Company adopted the 2002 Stock Option Plan (the “2002 Plan”) in order to attract and retain employees (including officers), directors and independent contractors of the Company. The

AMERICAN TIRE DISTRIBUTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

2002 Plan authorizes the issuance of up to 2,216,389 shares of voting common stock under terms and conditions to be set by the Company’s Board of Directors. In addition, 185,900 remaining options available for grant under the 1997 Plan and 712,350 remaining options available for grant under the 1999 Plan have been transferred to the 2002 Plan for a total of 3,114,639 options available for grant under the 2002 Plan. All options expire 10 years from the date of grant. Shares issued upon exercise of options are subject to the terms and conditions of a stockholders’ agreement to be entered into by each recipient. Under the 2002 Plan, 2,436,473 options are vested as of January 1, 2005. During fiscal 2004, 50,000 options were exercised under the 2002 Plan.

Stock option activity under the plans is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 29, 2001 (720,906 exercisable)	1,251,500	$7.73
Granted	2,462,426	1.40
Forfeited	(566,500)	7.69

Outstanding at December 28, 2002 (940,739 exercisable)	3,147,426	2.79
Granted	198,308	3.00
Forfeited	(449,200)	8.65

Outstanding at December 27, 2003 (1,410,428 exercisable)	2,896,534	1.89
Granted	318,226	4.25
Exercised	(50,000)	4.25
Forfeited	(6,500)	7.60

Outstanding at January 1, 2005 (2,665,773 exercisable)	3,158,260	$2.08

The following is summary information about the Company’s stock options outstanding at January 1, 2005:

Exercise Price	Outstanding at January 1, 2005	Weighted Average Remaining Term (years)	Weighted Average Exercise Price	Exercisable at January 1, 2005	Weighted Average Exercise Price
$1.10	66,000	2.41	$1.10	66,000	$1.10
1.40	2,462,426	7.45	1.40	1,969,939	1.40
3.00	198,308	8.02	3.00	198,308	3.00
4.25	268,226	9.19	4.25	268,226	4.25
7.48	103,500	3.72	7.48	103,500	7.48
9.00	59,800	5.20	9.00	59,800	9.00

	3,158,260	7.36	$2.08	2,665,773	$2.20

Deferred Compensation Plan

The Company has a deferred compensation plan for its top executives and divisional employees covered by the executive bonus plan to encourage each participant to promote the long-term interests of the Company. Each participant is allowed to defer portions of their annual salary as well as bonuses received into the plan. In addition to employee deferrals, the Company makes contributions on behalf of its top executives and certain of

AMERICAN TIRE DISTRIBUTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

the divisional employees in varying amounts. The plan provides that an employee who becomes a participant on or before November 23, 1998, shall be fully vested in all amounts credited to such participant’s account. The plan provides that an employee who becomes a participant after November 23, 1998 shall be at all times fully vested in elective deferrals into such participant’s account and, as to contributions made by the Company, shall vest at a rate of twenty percent (20%) per year as long as such participant is an employee on January 1 of each year. The deferred compensation plan may be altered and amended by the Company’s Board of Directors. The contributions made by the Company on behalf of its employees were not material in fiscal 2004, 2003 or 2002.

7. Commitments and Contingencies:

Leases

The Company leases land, buildings, equipment and vehicles under various noncancellable operating leases, which expire between 2005 and 2022. Future minimum lease commitments, net of sublease income, for continuing operations at January 1, 2005 are as follows (in thousands):

2005	$25,667
2006	22,975
2007	20,545
2008	17,915
2009	14,996
Thereafter	44,146

$146,244

Rent expense, net of sublease income, under these operating leases was $24.9 million in fiscal 2004, $24.2 million in fiscal 2003 and $24.5 million in fiscal 2002.

On March 27, 2002, the Company completed an agreement for the sale and leaseback of three of its owned facilities generating cash proceeds of $13.9 million. The Company reports this transaction as a capital lease using direct financing lease accounting. As such, the Company recorded a $14.1 million capital lease obligation during the first quarter of 2002. See Note 5 for more information on this capital lease. Obligations under the Company’s other capital leases are not material.

Purchase Commitments

In May 1997, the Company entered into a purchase agreement with a supplier (the “Tire Supply Agreement”—see Note 11), which expires May 2007. Under the terms of the agreement, the Company has agreed to purchase all requirements of its “Winston” brand tires from Goodyear.

Legal Proceedings

The Company is involved from time to time in various lawsuits, including class action lawsuits arising out of the ordinary conduct of its business. Although no assurances can be given, management does not expect that any of these matters will have a material adverse effect on the Company’s business or financial condition. The Company is also involved in various proceedings incidental to the ordinary course of its business. The Company believes, based on consultation with legal counsel, that none of these will have a material adverse effect on its financial condition or results of operations.

AMERICAN TIRE DISTRIBUTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

8. Discontinued Operations:

Effective May 15, 2001, the Company completed a transaction pursuant to a Stock Purchase Agreement to sell all the capital stock in Winston, its retail segment, to Performance Management, Inc. for a purchase price of approximately $11.3 million, a portion of which was deferred and not paid at closing. As of January 1, 2005, $2.8 million of the purchase price remains outstanding and a reserve is maintained for the full amount. The Company has initiated legal proceedings to collect the $2.8 million.

The Company remains liable as a guarantor on certain of Winston’s leases. As of January 1, 2005, the Company’s total obligations, as guarantor on these leases, are approximately $11.2 million extending over 14 years. However, the Company has secured assignments or sublease agreements for the vast majority of these commitments with contractually assigned or subleased rental of approximately $10.7 million. A provision has been made for the net present value of the estimated shortfall.

In fiscal years 2003 and 2002, the Company recorded a loss from discontinued operations, net of income tax benefit, of $0.1 million and $0.5 million, respectively, primarily related to adjustments of estimated liabilities of the aforementioned leases.

9. Gain on Repurchase of Series D Senior Notes:

On March 27, 2002, the Company repurchased $121.4 million in outstanding principal amount of the Senior Notes due in 2008 at a purchase price of $535 per $1,000 in face amount of Senior Notes, plus accrued and unpaid interest of $4.5 million. The Company funded the repurchase of the Senior Notes through several debt restructuring transactions (“Restructuring Transactions”). The Restructuring Transactions consisted of (i) an amendment to the Company’s Revolver to provide additional availability, (ii) a sale and leaseback of three of its tire distribution warehouses generating cash proceeds of $13.9 million and (iii) an equity investment of $28.9 million from the issuance of 9,637,592 shares of Series D preferred stock to its existing stockholders. Concurrently with the repurchase of the Senior Notes, the Company, the Subsidiary Guarantors and the Trustee executed the Fourth Supplemental Indenture to the Indenture. The amendments to the Indenture were effected primarily to permit the Restructuring Transactions and make other required modifications.

The Company recorded a pre-tax gain of $49.8 million on the repurchase of the Senior Notes and a related income tax provision of $19.7 million for the year ended December 28, 2002.

10. Warrants:

In May 1997, in connection with the issuance of Senior Subordinated Debt (“Subordinated Debt”), the Company issued detachable warrants, which permit the holder to acquire up to 1,034,000 shares of the Company’s common stock at $.01 per share. The warrants became exercisable immediately upon issuance and expire on May 7, 2007. The warrants may be exercised in whole or in part, but in no event later than the date of an initial public offering or a sale transaction. The Company recorded the warrants at fair value, which resulted in a discount on the Subordinated Debt in the same amount. The warrants are presented as a component of stockholders’ equity.

On March 27, 2002, the Company issued warrants to several vendors, which permit the holders to acquire up to 307,193 shares of the Company’s common stock at $.01 per share. The warrants expire on March 27, 2005. In addition, the Company issued warrants to the purchaser of the sale and leaseback transaction, which permit the purchaser to acquire 153,597 shares of the Company’s common stock. The warrants have a term of 10 years with a stated exercise price of $3.00 per warrant. The Company recorded these warrants at fair value and has presented them as a component of stockholders’ equity.

AMERICAN TIRE DISTRIBUTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

On March 26, 2004, the Company entered into a warrant surrender agreement that terminated the vendor warrants discussed above. Accordingly, the Company accounted for this transaction by reducing warrants and increasing additional paid-in capital by $0.4 million in first quarter 2004.

11. Redeemable Preferred Stock:

On May 2, 1997, the Company issued 11,500 shares of preferred stock with a par value of $.01 per share to a supplier (the “Supplier”). Of the 11,500 shares, 7,000 shares are designated Series A Cumulative Redeemable Preferred Stock (the “Series A preferred stock”) and 4,500 shares are designated Series B Cumulative Redeemable Preferred Stock (the “Series B preferred stock”).

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

Series A Preferred Stock

The stated value of Series A preferred stock is $1,000 per share. Holders of Series A preferred stock are entitled to receive, when and if declared by the Board of Directors, cumulative cash dividends at an annual rate of 4%, subject to adjustment based on the volume of purchases from the Supplier. Additional dividends will accrue, when and if declared by the Board of Directors, and are payable on the last business day of January. For fiscal years 2004, 2003, and 2002, the Company declared and paid a dividend based on a 4% rate. These amounts are included in interest expense in the accompanying consolidated statements of operations. The Series A preferred stock can be redeemed by the Company, beginning on the last business day of December 2002 and on the last business day of each June and December thereafter, through June 2007. During fiscal year ended January 1, 2005, the Company redeemed 1,000 shares of the Series A preferred stock for $1.0 million and during fiscal 2003, redeemed 500 shares for $0.5 million.

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

AMERICAN TIRE DISTRIBUTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following represents the Company’s issued and outstanding redeemable preferred stock (dollars in thousands):

	January 1, 2005	December 27, 2003
Redeemable preferred stock Series A—4% cumulative; 7,000 shares authorized; 5,500 and 6,500 shares issued and outstanding, respectively	$5,500	$6,500
Redeemable preferred stock Series B—variable rate cumulative; 4,500 shares authorized, issued and outstanding	4,035	4,035

Total redeemable preferred stock	$9,535	$10,535

12. Preferred Stock:

In conjunction with the Restructuring Transactions (see Note 9), the Company amended and restated its articles of incorporation to increase the number of authorized shares of $.01 par value preferred stock from 1,344,834 to 10,982,426 shares. Of the 10,982,426 shares of preferred stock, 7,000 shares are initially designated Series A preferred stock, 4,500 shares are initially designated Series B preferred stock, 1,333,334 shares are initially designated Series C preferred stock and 9,637,592 shares are initially designated Series D preferred stock. Prior to this amendment, the Company had authorized and issued 7,000 shares of Series A preferred stock, 4,500 shares of Series B preferred stock and 1,333,334 shares of Series C preferred stock. On May 27, 2002, the Company issued 9,637,592 shares of Series D preferred stock.

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

AMERICAN TIRE DISTRIBUTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following represents the Company’s issued and outstanding preferred stock (dollars in thousands):

	January 1, 2005	December 27, 2003
Preferred stock Series C—12% cumulative; 1,333,334 shares authorized, issued and outstanding	$17,400	$15,960
Preferred stock Series D—12% cumulative; 9,637,592 shares authorized, issued and outstanding	38,454	34,984

Total preferred stock	$55,854	$50,944

13. Common Stock:

On March 27, 2002, the Company amended and restated its articles of incorporation to authorize 50,000,000 shares of a single class (Class A) of $.01 par value common stock.

Restricted Stock

The Company has given designated employees, officers, directors and independent contractors of the Company the opportunity to acquire restricted shares of Class A common stock. The Company’s Board of Directors administers the restricted stock arrangements, selects eligible participants, determines the number of shares to be offered to each participant, and sets other applicable terms and conditions. As of January 1, 2005, a total of 130,000 restricted shares of Class A common stock were outstanding.

Shares of restricted stock were issued by the Company at the fair market value at the date of issuance. Upon exercise of options granted under the Company’s employee stock option plans, the securities issued are shares of restricted stock. All shares of restricted stock are subject to the terms and conditions of a securities purchase and stockholders’ agreement entered into by each recipient.

14. Related Party Transactions:

On May 25, 2000, the Company purchased all of the outstanding common stock of T.O. Haas Holding Co., Inc. and T.O. Haas Tire Company, Inc. (collectively “Haas”), a tire wholesaler and distributor, located in Lincoln, Nebraska, as well as all of the outstanding common stock of Haas Investment Company (“Haas Investment”). In connection with the acquisition, the Company sold certain parcels of real estate, including substantially all of the assets of Haas Investment, and leased them back in a transaction, which closed on August 8, 2000. Total monthly payments under these leases are approximately $75,000. The leases expire July 31, 2010. Total rent expense of approximately $0.9 million is included in the accompanying statements of operations for fiscal 2004, 2003 and 2002.

On October 12, 2001, Haas entered into an Asset Purchase Agreement with T.O. Haas, LLC (“Haas LLC”) for the sale of certain assets. The total purchase price was approximately $5.3 million, of which the Company received approximately $2.4 million in cash at closing. Haas LLC was formed by, among others, one of the executives of Haas. As of May 2002, this executive is no longer with the Company. A portion of the purchase price for the Company’s acquisition of Haas in second quarter 2000 was payable to this executive in the form of noncompete and stay put payments. In connection with the sale, such noncompete payments in the amount of $2.4 million were accelerated and such liability was satisfied as a reduction of the purchase price. Approximately $1.0 million of the purchase price is payable in the form of a promissory note (the “Note”) due in two equal annual installments, with first such payment paid January 2, 2002. The Note bears interest at 6%. As of January 3, 2003, the Note was paid in

AMERICAN TIRE DISTRIBUTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

full. Stay put payments due to the executive of $1.6 million were accelerated to coincide with the schedule of payments due under the Note. Liabilities assumed by the buyer totaled $0.8 million, reflecting the remainder of the purchase price.

In connection with the sale described above, the Company entered into a Supply and Retail Distribution Agreement with Haas LLC. Prior to the executive leaving the Company in May 2002, total sales for fiscal 2002 included five months of sales to Haas LLC of $3.7 million.

The Company expects to pay an advisory and monitoring fee not to exceed $200,000 annually to Charlesbank Capital Partners, LLC (“Charlesbank”). As of January 1, 2005, the Company has paid $100,000 of the annual monitoring fee to Charlesbank and a liability has been recorded for the remaining payment, which was subsequently paid.

15. Subsequent Events:

On February 4, 2005, American Tire Distributors Holdings, Inc. (“Holdings”), an investment vehicle formed by affiliates of Investcorp S.A., entered into a definitive agreement (“the Transaction”) with us under which Holdings will purchase the Company for a price of $710.0 million less the amount of net debt outstanding at January 1, 2005, dividends payable on our Series C and D preferred stock, our incurred transaction expenses and certain payments to our management. In connection with the Transaction, it is expected that our debt, which includes our Revolver and our Senior Notes will be refinanced. The Transaction is expected to close in late March.

AMERICAN TIRE DISTRIBUTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

16. Subsidiary Guarantor Financial Information:

The Senior Notes are guaranteed on a full, unconditional and joint and several basis by all of the Company’s direct subsidiaries, each of which is wholly-owned. The condensed consolidating financial information is as follows (dollars in thousands, except per share amounts):

Condensed Consolidating Balance Sheets as of January 1, 2005 and December 27, 2003, are as follows:

	As of January 1, 2005
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2,509	$825	$—	$3,334
Accounts receivable, net	91,889	38,794	—	130,683
Inventories	142,889	77,889	—	220,778
Other current assets	26,638	1,213	—	27,851

Total current assets	263,925	118,721	—	382,646

Property and equipment, net	18,706	5,454	—	24,160
Goodwill and other intangible assets, net	50,977	84,460	—	135,437
Investment in subsidiaries	123,096	—	(123,096)	—
Other assets	13,258	794	—	14,052

Total assets	$469,962	$209,429	$(123,096)	$556,295

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$210,305	$5,401	$—	$215,706
Accrued expenses	26,648	4,133	—	30,781
Current maturities of long-term debt	2,359	80	—	2,439
Intercompany payables (receivables)	(72,246)	72,246	—	—

Total current liabilities	167,066	81,860	—	248,926

Revolving credit facility and other long-term debt	188,770	—	—	188,770
Series D Senior Notes	28,600	—	—	28,600
Capital lease obligations	14,085	25	—	14,110
Other liabilities	4,141	4,448	—	8,589
Redeemable preferred stock	9,535	—	—	9,535
Stockholders’ equity:
Intercompany investment	—	108,785	(108,785)	—
Preferred stock	55,854	—	—	55,854
Common stock, par value $.01 per share; 50,000,000 shares authorized; 5,161,917 shares issued and outstanding	52	—	—	52
Additional paid-in capital	23,030	—	—	23,030
Warrants	1,352	—	—	1,352
Accumulated deficit	(22,523)	14,311	(14,311)	(22,523)

Total stockholders’ equity	57,765	123,096	(123,096)	57,765

Total liabilities and stockholders’ equity	$469,962	$209,429	$(123,096)	$556,295

AMERICAN TIRE DISTRIBUTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	As of December 27, 2003
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$3,295	$31	$—	$3,326
Accounts receivable, net	71,058	25,062	—	96,120
Inventories	123,126	50,925	—	174,051
Other current assets	16,548	539	—	17,087

Total current assets	214,027	76,557	—	290,584

Property and equipment, net	14,421	3,241	—	17,662
Goodwill and other intangible assets, net	51,441	44,737	—	96,178
Investment in subsidiaries	49,967	—	(49,967)	—
Other assets	14,142	437	—	14,579

Total assets	$343,998	$124,972	$(49,967)	$419,003

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$170,716	$—	$—	$170,716
Accrued expenses	16,408	1,544	—	17,952
Current maturities of long-term debt	2,915	4	—	2,919
Intercompany payables (receivables)	(72,159)	72,159	—	—

Total current liabilities	117,880	73,707	—	191,587

Revolving credit facility and other long-term debt	137,044	—	—	137,044
Series D Senior Notes	28,600	—	—	28,600
Capital lease obligations	14,153	—	—	14,153
Other liabilities	3,292	1,298	—	4,590
Redeemable preferred stock	10,535	—	—	10,535
Stockholders’ equity:
Intercompany investment	—	49,454	(49,454)	—
Preferred stock	50,944	—	—	50,944
Common stock, par value $.01 per share; 50,000,000 shares authorized; 5,086,917 shares issued and outstanding	51	—	—	51
Additional paid-in capital	22,388	—	—	22,388
Warrants	1,782	—	—	1,782
Note receivable from sale of stock	(17)	—	—	(17)
Accumulated deficit	(42,654)	513	(513)	(42,654)

Total stockholders’ equity	32,494	49,967	(49,967)	32,494

Total liabilities and stockholders’ equity	$343,998	$124,972	$(49,967)	$419,003

AMERICAN TIRE DISTRIBUTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Condensed Consolidating Statements of Operations for the fiscal years ended January 1, 2005, December 27, 2003 and December 28, 2002 are as follows:

	For the Fiscal Year Ended January 1, 2005
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$877,573	$404,496	$—	$1,282,069
Cost of goods sold	712,571	331,222	—	1,043,793

Gross profit	165,002	73,274	—	238,276
Selling, general and administrative expenses	132,379	50,856	—	183,235

Operating income	32,623	22,418	—	55,041

Other income (expense):
Interest expense	(13,361)	(10)	—	(13,371)
Other, net	(729)	336	—	(393)
Equity earnings of subsidiaries	13,798	—	(13,798)	—

Income from continuing operations before income taxes	32,331	22,744	(13,798)	41,277
Provision for income taxes	7,290	8,946	—	16,236

Net income	$25,041	$13,798	$(13,798)	$25,041

	For the Fiscal Year Ended December 27, 2003
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$789,608	$324,802	$—	$1,114,410
Cost of goods sold	642,810	268,095	—	910,905

Gross profit	146,798	56,707	—	203,505
Selling, general and administrative expenses	118,897	43,454	—	162,351

Operating income	27,901	13,253	—	41,154

Other income (expense):
Interest expense	(14,071)	—	—	(14,071)
Other, net	(176)	269	—	93
Equity earnings of subsidiaries	8,004	—	(8,004)	—

Income from continuing operations before income taxes	21,658	13,522	(8,004)	27,176
Provision for income taxes	5,571	5,518	—	11,089

Income from continuing operations	16,087	8,004	(8,004)	16,087
Loss from discontinued operations	(82)	—	—	(82)

Net income	$16,005	$8,004	$(8,004)	$16,005

AMERICAN TIRE DISTRIBUTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	For the Fiscal Year Ended December 28, 2002
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$756,285	$305,730	$—	$1,062,015
Cost of goods sold	614,852	253,898	—	868,750

Gross profit	141,433	51,832	—	193,265
Selling, general and administrative expenses	113,549	48,365	—	161,914

Operating income	27,884	3,467	—	31,351

Other income (expense):
Interest expense	(18,650)	(55)	—	(18,705)
Gain on repurchase of Series D Senior Notes	49,759	—	—	49,759
Other, net	25	263	—	288
Equity earnings of subsidiaries	2,313	—	(2,313)	—

Income from continuing operations before income taxes	61,331	3,675	(2,313)	62,693
Provision for income taxes	23,421	1,362	—	24,783

Income from continuing operations	37,910	2,313	(2,313)	37,910
Loss from discontinued operations	(483)	—	—	(483)

Net income	$37,427	$2,313	$(2,313)	$37,427

AMERICAN TIRE DISTRIBUTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Condensed Consolidating Statements of Cash Flows for the fiscal years ended January 1, 2005, December 27, 2003 and December 28, 2002 are as follows:

	For the Fiscal Year Ended January 1, 2005
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$25,041	$13,798	$(13,798)	$25,041
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization of other intangibles and other assets	5,564	2,373	—	7,937
Provision for doubtful accounts	186	134	—	320
Provision for obsolete inventory	(110)	19	—	(91)
Deferred income taxes	1,847	—	—	1,847
Equity earnings of subsidiaries	(13,798)	—	13,798	—
Change in assets and liabilities:
Accounts receivable, net	(21,017)	4,971	—	(16,046)
Inventories	(19,653)	(1,178)	—	(20,831)
Other current assets	(6,785)	(402)	—	(7,187)
Accounts payable and accrued expenses	49,829	(15,224)	—	34,605
Other, net	196	(82)	—	114

Net cash provided by continuing operations	21,300	4,409	—	25,709

Cash flows from investing activities:
Acquisitions, net of cash acquired	(59,331)	124	—	(59,207)
Purchase of property and equipment	(3,173)	(1,206)	—	(4,379)
Proceeds from sale of property and equipment	54	230	—	284
Intercompany	(2,418)	2,418	—	—

Net cash provided by (used in) investing activities	(64,868)	1,566	—	(63,302)

Cash flows from financing activities:
Net proceeds from (repayments of) revolving credit facility and other long-term debt	45,696	(5,181)	—	40,515
Proceeds from issuance of common stock	213	—	—	213
Payments for deferred financing costs	(2,127)	—	—	(2,127)
Series A preferred stock redemption	(1,000)	—	—	(1,000)

Net cash provided by (used in) financing activities	42,782	(5,181)	—	37,601

Net increase (decrease) in cash and cash equivalents	(786)	794	—	8
Cash and cash equivalents, beginning of year	3,295	31	—	3,326

Cash and cash equivalents, end of year	$2,509	$825	$—	$3,334

AMERICAN TIRE DISTRIBUTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	For the Fiscal Year Ended December 27, 2003
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$16,005	$8,004	$(8,004)	$16,005
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Loss from discontinued operations	82	—	—	82
Depreciation and amortization of other intangibles and other assets	4,977	3,188	—	8,165
Provision for doubtful accounts	844	63	—	907
Provision for obsolete inventory	72	(84)	—	(12)
Deferred income taxes	6,915	—	—	6,915
Equity earnings of subsidiaries	(8,004)	—	8,004	—
Change in assets and liabilities:
Accounts receivable, net	(4,388)	2,035	—	(2,353)
Inventories	(14,055)	(3,262)	—	(17,317)
Other current assets	856	418	—	1,274
Accounts payable and accrued expenses	5,971	(654)	—	5,317
Other	(1,745)	419	—	(1,326)

Net cash provided by continuing operations	7,530	10,127	—	17,657

Cash flows from investing activities:
Purchase of property and equipment	(1,731)	(760)	—	(2,491)
Proceeds from sale of property and equipment	536	76	—	612
Intercompany	9,571	(9,571)	—	—
Other	(50)	—	—	(50)

Net cash provided by (used in) investing activities	8,326	(10,255)	—	(1,929)

Cash flows from financing activities:
Net proceeds from (repayments of) revolving credit facility and other long-term debt	(14,599)	4	—	(14,595)
Series A preferred stock redemption	(500)	—	—	(500)

Net cash provided by (used in) financing activities	(15,099)	4	—	(15,095)

Net increase (decrease) in cash and cash equivalents	757	(124)	—	633
Cash and cash equivalents, beginning of year	2,538	155	—	2,693

Cash and cash equivalents, end of year	$3,295	$31	$—	$3,326

AMERICAN TIRE DISTRIBUTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	For the Fiscal Year Ended December 28, 2002
	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$37,427	$2,313	$(2,313)	$37,427
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Loss from discontinued operations	483	—	—	483
Gain on repurchase of Series D Senior Notes	(49,759)	—	—	(49,759)
Depreciation and amortization of other intangibles and other assets	5,166	4,665	—	9,831
Provision for doubtful accounts	819	1,217	—	2,036
Provision for obsolete inventory	5	(4,837)	—	(4,832)
Deferred income taxes	18,843	3,727	—	22,570
Equity in net income of subsidiaries	(2,313)	—	2,313	—
Change in assets and liabilities:
Accounts receivable, net	(3,601)	(1,186)	—	(4,787)
Inventories	(5,580)	7,902	—	2,322
Other current assets	(2,009)	855	—	(1,154)
Accounts payable and accrued expenses	6,944	(1,209)	—	5,735
Other	(4,372)	(235)	—	(4,607)

Net cash provided by continuing operations	2,053	13,212	—	15,265

Cash flows from investing activities:
Net proceeds from sale-leaseback transaction	13,285	—	—	13,285
Purchase of property and equipment	(1,364)	(695)	—	(2,059)
Proceeds from sale of property and equipment	1,555	632	—	2,187
Intercompany	12,658	(12,658)	—	—

Net cash provided by (used in) investing activities	26,134	(12,721)	—	13,413

Cash flows from financing activities:
Net proceeds from revolving credit facility and other long-term debt	8,772	(1,044)	—	7,728
Proceeds received from issuance of preferred stock	28,913	—	—	28,913
Repurchase of Series D Senior Notes	(64,959)	—	—	(64,959)
Payments for deferred financing costs	(1,758)	—	—	(1,758)
Other	(40)	—	—	(40)

Net cash used in financing activities	(29,072)	(1,044)	—	(30,116)

Net decrease in cash and cash equivalents	(885)	(553)	—	(1,438)
Cash and cash equivalents, beginning of year	3,423	708	—	4,131

Cash and cash equivalents, end of year	$2,538	$155	$—	$2,693

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective.

Changes in Internal Controls

During fiscal year 2004, there was no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except that as part of an ongoing implementation of an Oracle enterprise resource planning system, we are updating the internal controls over financial reporting as necessary to accommodate any modifications to our business processes or accounting procedures.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The following table contains information regarding the directors and executive officers of the Company as of January 1, 2005. Immediately prior to the merger, in accordance with the merger agreement, a new Board of Directors will be elected. Directors hold their positions until the annual meeting of the stockholders at which their term expires or until their respective successors are elected and qualified. Executive officers hold their positions until the annual meeting of the Board of Directors or until their respective successors are elected and qualified.

Name	Age	Position
Richard P. Johnson	57	Chairman, Chief Executive Officer and Director
William E. Berry	50	President and Chief Operating Officer
J. Michael Gaither	52	Executive Vice President, General Counsel and Secretary
Scott A. Deininger	42	Senior Vice President of Finance and Administration and Treasurer
Daniel K. Brown	51	Senior Vice President—Procurement
Phillip E. Marrett	54	Senior Vice President—Sales and Marketing
Joseph P. Donlan	58	Director
Kim G. Davis	51	Director
Tim R. Palmer	47	Director
Jon M. Biotti	36	Director
Todd Krasnow	47	Director
M. Lenny Pippin	57	Director

Richard P. Johnson—Chairman, Chief Executive Officer and Director. Mr. Johnson became Chairman and Chief Executive Officer in May 2003. Mr. Johnson had been our President and Chief Executive Officer since January 2001 and prior to that time, served as President of our Southeast Division. He joined ITCO as President and Chief Operating Officer in February 1997. He served as Senior Vice President of Albert Fisher Distribution from 1991 to 1994, and as its President and Chief Operating Officer from 1994 to 1996. Prior to that time, Mr. Johnson held a variety of management positions with Leprino Foods, Sargento Cheese and Kraft Foods. He holds an A.A. from Palm Beach College.

William E. Berry—President and Chief Operating Officer. Mr. Berry became President and Chief Operating Officer in May 2003. Prior to that time, Mr. Berry had been our Executive Vice President and Chief Financial Officer since January 2002. Mr. Berry joined us in May 1998 as a result of the merger with ITCO Tire Company and served as Senior Vice President of Finance for the Southeast Division. Prior to that, he joined ITCO Tire Company as Controller in 1984 and served as its Senior Vice President of Finance until 1996. From 1996 to the merger with the Company, he served as ITCO’s Executive Vice President in charge of business development and sales and marketing. Prior to that, Mr. Berry held a variety of financial management positions for a subsidiary of the Dr. Pepper Company and also spent three years in a public accounting firm. He holds a B.S. in Business Administration from Virginia Tech.

J. Michael Gaither—Executive Vice President, General Counsel and Secretary. Mr. Gaither became Executive Vice President in May 1999, and prior to that time served as our Senior Vice President, General Counsel and Secretary since joining us in 1991. He served as Treasurer from February 2001 to June 2003. Prior to that time, he was a lawyer in private practice for several years. He holds a B.A. from Duke University and received his J.D. from the University of North Carolina-Chapel Hill.

Scott A. Deininger—Senior Vice President of Finance and Administration and Treasurer. Mr. Deininger joined us in July 2003. Prior to that, Mr. Deininger served as Vice President and Corporate Controller of Safety-Kleen Corporation from January 2001 to June 2003. From April 1998 to January 2001, Mr. Deininger served as Vice President of Finance and Chief Financial Officer of Carmeuse North America and held various other financial management positions within the company. Prior to joining Carmeuse, Mr. Deininger spent eight years with KPMG. Mr. Deininger is a Certified Public Accountant and holds a B.S. in Accounting from York College of Pennsylvania.

Daniel K. Brown—Senior Vice President—Procurement. Mr. Brown joined us in 1975 and held various field sales assignments before becoming Marketing Manager in 1979. He advanced to Director of Marketing and to Vice President of Marketing during the 1980’s and was named Vice President of Sales and Marketing in 1991, assuming responsibility for distribution center operations. In 1997 he was named Senior Vice President of Sales and Marketing with responsibility for vendor relations and program negotiations as well as the sales and marketing activities for the Company. Mr. Brown holds a B.A. from Western Carolina University.

Phillip E. Marrett—Senior Vice President—Sales and Marketing. Mr. Marrett joined the Company in 1998 as Regional Vice President in the Southeast Division. Prior to joining us, Mr. Marrett worked for ITCO Tire (1997-1998) and Dunlop Tire (1976-1996).

Joseph P. Donlan—Director. Mr. Donlan has been a Director since May 1997. He is Managing Director of Brown Brothers Harriman & Co. and is also the co-founder and Co-Manager of its 1818 Mezzanine Fund, and 1818 Mezzanine Fund II, L.P. Mr. Donlan joined Brown Brothers Harriman & Co. in 1970 in the firm’s Trade Finance Group. Prior to organizing the 1818 Mezzanine Fund, Mr. Donlan managed Brown Brothers Harriman & Co.’s New York commercial banking activities. Previously, Mr. Donlan served as the firm’s Senior Credit Officer and became a member of the firm’s Credit Committee on which he continues to serve. He is a graduate of Georgetown University and received an M.B.A. from Rutgers University. Mr. Donlan also serves on the Board of Directors of a number of the 1818 Mezzanine Funds’ portfolio companies.

Kim G. Davis—Director. Mr. Davis has been a Director since May 1999. He is a Managing Director and co-founder of Charlesbank Capital Partners, LLC and serves as a director of Bell Sports, Inc. and Westinghouse Air Brake Company. Prior to July 1998, Mr. Davis was a Managing Director of Charlesbank’s predecessor firm,

Harvard Private Capital Group, Inc., the private equity and real estate investment unit of Harvard Management Company. From 1995 through 1997, Mr. Davis was engaged in personal investing activities. From 1988 through 1994 he was a General Partner at Kohlberg & Co. Mr. Davis holds both B.A. and M.B.A. degrees from Harvard University.

Tim R. Palmer—Director. Mr. Palmer has been a Director since May 1999. He is a Managing Director and co-founder of Charlesbank Capital Partners, LLC. From 1990 through June 1998, Mr. Palmer was a Managing Director of Harvard Private Capital Group, Inc. Mr. Palmer serves as a director of several private companies. Previously, he was Manager, Business Development at The Field Corporation, a privately held investment company. Mr. Palmer holds a B.A. from Purdue University, a J.D. from the University of Virginia and an M.B.A. from the University of Chicago.

Jon Biotti—Director. Mr. Biotti has been a Director since May 1999. He is a Vice President at Charlesbank Capital Partners, LLC. Prior to joining Charlesbank in July 1998, Mr. Biotti pursued postgraduate research studies in principal investing and entrepreneurship as an Entrepreneurial Studies Research Fellow at the Harvard Graduate School of Business Administration. Previously, he was affiliated with Brown Brothers Harriman & Co., Walt Disney Company and Wasserstein Perella & Co. Mr. Biotti holds a B.A. from Harvard University, an M.P.A. from the Kennedy School of Government and an M.B.A. from Harvard University.

Todd Krasnow—Director. Mr. Krasnow is the cofounder and Chairman of ZOOTS, The Cleaner Cleaner. Prior to becoming Chairman,, Mr. Krasnow was the Chief Executive Officer of ZOOTS. Prior to ZOOTS, he was Executive Vice President of Sales and Marketing for Staples. He joined Staples as part of its original management team in 1986, before it opened its first office superstore in the country. During his 12 years with Staples, Mr. Krasnow helped launch the company’s California operations, ran the company’s international joint ventures and started the company’s catalog operation. Mr. Krasnow serves on several local non-profit boards. He is also a general partner in Orchid Partners, a venture capital firm. Mr. Krasnow graduated from Cornell University and from Harvard Business School in 1983.

M. Lenny Pippin—Director. Mr. Pippin is President and Chief Executive Officer of Schwan’s Sales Enterprises, Inc. He earned his bachelor’s degree from Florida Atlantic University in Boca Raton, Florida and currently is a member of the Board of Directors of Schwan’s Sales Enterprises, Inc. and G&K Services. He also serves a number of non-profit organizations in a similar capacity, including the Tampa Bay Museum of Science and Industry, Lowry Park Zoo, Children’s Home of Tampa and the Florida Council of 100, an organization of the state’s largest business interest.

Code of Conduct

We have adopted a code of conduct that applies to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of our code of conduct is available, free of charge, upon written request sent to the legal department at our corporate offices located at 12200 Herbert Wayne Court, Suite 150, Huntersville, NC 28078.

Audit Committee Financial Expert

Our Board of Directors has determined that M. Lenny Pippin, director and member of the audit committee, is an Audit Committee Financial Expert, as defined under Item 401 of Regulation S-K. Although we are not listed on any exchange, Mr. Pippin is independent pursuant to the NASD listing standards for Audit Committee members.

Item 11. Executive Compensation.

Summary Compensation Table

The following table contains information concerning the compensation for services in all capacities to the Company for the fiscal years 2004, 2003 and 2002 of the following “Named Executive Officers,” who are those persons who (a) served during the fiscal year ended January 1, 2005 as our Chief Executive Officer and, (b) were, at January 1, 2005, our other four most highly compensated executive officers who earned more than $100,000 in salary and bonus in 2004.

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)(a)	Securities Underlying Options/SARs (#)(b)	All Other Compensation ($)(c)
Richard P. Johnson Chairman, Chief Executive Officer	2004 2003 2002	500,000 500,000 443,846	554,400 145,745 141,730	— — —	22,213 — 812,601	33,500 32,885 31,300
William E. Berry President and Chief Operating Officer	2004 2003 2002	300,000 300,000 255,192	247,500 72,409 56,291	— — —	22,213 — 615,606	25,999 22,500 21,300
J. Michael Gaither Executive Vice President, General Counsel and Secretary	2004 2003 2002	270,000 270,000 267,577	148,500 72,409 56,291	— — —	— — 443,237	23,499 22,500 21,300
Daniel K. Brown Senior Vice President—Procurement	2004 2003 2002	250,000 250,000 247,846	148,500 72,409 56,291	— — —	— — 295,491	21,760 22,000 20,800
Phillip E. Marrett Senior Vice President— Sales and Marketing	2004 2003 2002	225,000 225,000 198,769	148,500 72,409 56,291	— — —	— — 295,491	15,076 15,288 4,800

(a)	This column includes amounts for perquisites and other personal benefits that, in the aggregate, did not exceed the reporting threshold of $50,000 or 10% of total annual salary and bonus.
(b)	This column includes stock options granted in 2004 and 2002 under our stock option plans, which is discussed below under “—Stock Option Plans.” All options granted in 2004 vested as of January 1, 2005. 1,969,939 options granted in 2002 vested as of January 1, 2005. The remaining options vest as described in “—Stock Option Plans,” below.
(c)	This column includes Company contributions to qualified 401(k) and deferred compensation plans.

Option/SAR Grants in 2004

No stock appreciation rights were granted during 2004. The following table contains information concerning the grant of stock options to each of the Named Executive Officers during 2004:

	Individual Grants
Name	Number of Securities Underlying Options Granted(a)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(b)

					5%($)	10%($)
Richard P. Johnson	22,213	7.0%	$4.25	3/1/14	$59,371	$150,458
William E. Berry	22,213	7.0	4.25	3/1/14	59,371	150,458

(a)	The securities underlying the options, which were granted under the stock option plan, are shares of Class A common stock. Under the stock option plan, all of the options granted to each of the Named Executive Officers in 2004 vested as of January 1, 2005.
(b)	The potential realizable value columns illustrate the value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compound rates of appreciation of the Class A common stock over the term of the options. These amounts represent certain assumed rates of appreciation only, assuming a fair market value on the date of grant of $4.25 per share. Because the Class A common stock is privately held, a per-share fair market value on the date of grant of the options equal to $4.25 was assumed based on information available to the Board of Directors as of March 2004. Actual gains on the exercise of the options are dependent on the future performance of the Class A common stock. The potential values reflected in this table may not be the actual values ultimately realized. All amounts have been rounded to the nearest whole dollar.

No options to purchase common stock were exercised by the Named Executive Officers during the 12 months ended January 1, 2005.

Stock Option Plans

We have adopted three stock option plans, the Amended and Restated 1997 Stock Option Plan, the 1999 Stock Option Plan and the 2002 Stock Option Plan, all of which are designed to motivate designated employees, officers, directors and our independent contractors by encouraging them to acquire a proprietary interest in us. Our Board of Directors, acting through the compensation committee, administers the stock option plans, selects eligible participants, determines the number of shares subject to each option granted under the stock option plans and sets other terms and conditions applicable to participants in the stock option plans. As of January 1, 2005, the maximum aggregate number of shares which may be issued under the stock option plans is 3,724,639 shares of Class A common stock.

The stock option plans provide for the grant to designated employees, officers, directors and our independent contractors of options to purchase shares of Class A common stock. The compensation committee has sole authority to select those individuals to whom options may be granted and to determine the number of shares of Class A common stock that will be issuable upon exercise of the options granted. The purchase price for shares of Class A common stock issuable upon exercise of the options granted is fixed by the compensation committee, but cannot be less than the fair market value of the Class A common stock, as determined in good faith by our Board of Directors, if the corresponding option is intended to qualify as an incentive stock option under the Internal Revenue Code. As of January 1, 2005, options to purchase an aggregate of 3,158,260 shares of Class A common stock, at prices ranging from $1.10 to $9.00 per share, were outstanding under the stock option plans.

All options granted under the stock option plans are subject to the terms and conditions of a stock option agreement entered into by each option recipient. The stock option agreement generally requires each recipient to be bound by the terms of a stockholder agreement with us in the event the recipient elects to exercise options. Options granted under the 1997 stock option plan generally would have vested on the first four anniversaries of the date of grant, in installments of either (a) 10%, 20%, 30% and 40% or (b) 20%, 20%, 20% and 40%, of the total number of underlying shares. Options granted under the 1999 stock option plan generally vest based on time or the occurrence of specified events, such as an initial public offering or company sale. Time based options vest on the first four anniversaries of the date of grant in installments of 25% per year. Options that vest on the basis of events such as an initial public offering or company sale do so only to the extent that Charlesbank has earned a specified return on its initial investment in our shares. All time based options vest in any event on the seventh anniversary of the date of grant. Options granted under the 2002 stock option plan generally vest based on installments of 20% with the first 20% vesting on the date of grant and 20% on January 1 of each year for the following four years thereafter. Options granted under the stock option plans are generally not transferable by the recipient other than by a will or by the laws of descent and distribution and, during the recipient’s lifetime, may only be exercised by the recipient. Under the terms of the stock option plans, options expire no later than the tenth anniversary of the date of grant. Options are also subject to adjustment to avoid dilution in the event of stock splits, stock dividends, reclassifications or other similar changes in our capital structure.

Upon the termination of an option holder’s employment, the stock option agreement typically provides that all or a portion of the option lapses unless exercised by the option holder or his or her personal representative within a specified period of time after the termination.

In connection with the Charlesbank purchase, which constituted a “change of control” under the 1997 stock option plan, all outstanding options under the 1997 option plan became fully vested and are currently exercisable by the option holders.

Under the 1999 and 2002 stock option plan, each of the following events would constitute a “change of control”:

•	at any time after an initial public offering, a person or entity not controlled by our existing stockholders acquires more than 30% of the combined voting power of the then outstanding shares of our common stock,

•	all or substantially all of our assets are sold,

•	the majority of our Board of Directors no longer comprises persons currently serving on the Board or persons designated by the current Board majority,

•	at any time prior to an initial public offering, Charlesbank and our affiliates collectively own less than 50% of the combined voting power of the then outstanding shares of our common stock,

•	the adoption of a plan relating to our liquidation or dissolution in connection with an equity investment or sale or a business combination transaction, or

•	any other event or transaction that our Board deems to be a “change of control”.

Options outstanding under the stock option plans would become fully vested and immediately exercisable upon any change of control to the extent provided in the relevant stock option agreements.

Following the merger, we will terminate our existing option plans and expect that Holdings will create new stock incentive plans.

Restricted Stock

We have given our designated employees, officers, directors and independent contractors the opportunity to acquire restricted shares of Class A common stock. Our Board of Directors administers the restricted stock arrangements, selects eligible participants, determines the number of shares to be offered to each participant and sets other applicable terms and conditions. As of January 1, 2005, a total of 130,000 restricted shares of Class A common stock were outstanding.

Shares of restricted stock were issued by us at the fair market value at the date of issuance. Upon exercise of options granted under our employee stock option plans, the securities issued are shares of restricted stock. All shares of restricted stock are subject to the terms and conditions of a securities purchase and stockholders’ agreement (the “restricted stock agreement”) entered into by each option recipient. The restricted stock agreement prohibits the transfer of restricted shares except for transfers:

•	to us upon the termination of employment of a participating stockholder,

•	to other management employees who have executed and delivered agreements substantially similar to the restricted stock agreement,

•	by will or by the laws of descent or distribution, or

•	if and to the extent repurchase rights in favor of us on termination of employment have not been exercised, to third parties, subject to rights of first refusal in favor of us and the other holders of restricted stock.

We have the right to repurchase all of a participating stockholder’s shares upon the termination of that stockholder’s employment by us due to cause or by the stockholder other than for good reason (each as defined in the restricted stock agreement) or the death of the participating stockholder. A participating stockholder may require us to repurchase all of such stockholder’s shares if that stockholder is terminated by us without cause or terminates his or her employment for good reason (as defined in the restricted stock agreement). The repurchase price for shares of stock subject to the restricted stock agreement is generally their fair market value. The repurchase price for shares of stock subject to the restricted stock agreement in the case where a stockholder is terminated for certain specified cause events or violates his or her confidentiality or noncompete obligations is either their original purchase price or a price derived from our “Net Equity Value” (as defined in the restricted stock agreement) at the time of repurchase, whichever is lower. Under the restricted stock agreements entered into in May 1999, the repurchase rights described in this paragraph are exercisable by Charlesbank and other principal stockholders to the extent not exercised by us. The restricted stock agreements terminate on the earlier to occur of a public offering that meets specified conditions and the tenth anniversary of the date of the agreement.

Following the merger, we will terminate all restricted stock plans and Holdings will create new stock incentive plans.

Compensation of Directors

During the fiscal year 2004, directors who were not our employees, nominees of The 1818 Mezzanine Fund, or Charlesbank Capital were paid an annual fee of $10,000 and a fee of $2,000 for each board meeting attended.

Compensation Committee Interlocks and Insider Participation

During 2004, Kim Davis and M. Lenny Pippin served on a compensation committee of our Board of Directors, which reviewed and recommended executive compensation for the Named Executive Officers and our other executives. All compensation recommendations of the executive committee were reviewed by and subject to the approval of our full Board of Directors.

Board Compensation Committee Report on Executive Compensation

The compensation committee, at the direction of our Board of Directors, recommends the compensation of our Named Executive Officers and other executives. In addition, the compensation committee administers our compensation and stock option plans.

The key components of our executive officers’ compensation packages are annual salary, bonuses dependent upon our performance, deferred compensation, and long-term, stock-based incentives. In addition, our executive officers receive health, accident, and life insurance, retirement, and other personal benefits typically offered to executives by other corporations equivalent in size.

Historically, we have entered into executive severance agreements with our senior executive officers which fix their minimum annual salaries and bonuses. The compensation philosophy of our Board of Directors is that the compensation of our executives and key managers should be designed to promote achievement of our business and financial objectives; to provide pay that is externally competitive and internally equitable, which will allow us to attract, retain, and motivate the executives and key managers necessary to accomplish our business objectives; and to reward exceptional performance. The compensation committee reviews the salaries provided for in the employment agreements with our senior executive officers, as well as the salaries of our other officers, once a year, and recommends changes to the Board of Directors.

Bonuses are paid on the basis of our and/or the individual division’s profitability results versus the pre-established targets. The compensation committee of the board recommends the performance-based targets for these bonuses and for each participant or group of participants in the divisions. The Board of Directors must approve these targets.

The program consists of specific payment levels 0-IV. Within each level, there are established percentage payouts, which will not begin until the threshold performance is met. As our performance increases over the threshold, the payout percentage also increases until performance reaches 100% of the plan. Once our performance reaches 100% of the planned performance, the payout percentage will continue to increase proportionally until a maximum is reached.

Bonuses are subject to reduction or cancellation on the basis of a participant’s individual performance or in the event of conduct by a participant detrimental to us. Bonuses are payable in cash.

THE COMPENSATION COMMITTEE
Kim G. Davis
M. Lenny Pippin

Indemnification of Officers and Directors

Our articles of incorporation provide for the release of any person serving as our director from liability to us or our stockholders for damages for breach of fiduciary duty and for the indemnification by us of any person serving as a director, officer, employee or agent or other authorized person to the fullest extent permissible under the North Carolina Business Corporation Act. In addition, we have purchased a directors’ and officers’ insurance policy covering our officers and directors for liabilities that they may incur as a result of any action, or failure to act, by such officers and directors in their capacity as officers and directors.

Employment and Severance Agreements

We have entered into executive severance agreements with each of Messrs. Johnson, Berry, Gaither, Brown and Marrett, providing for annual base salaries as listed in the summary compensation table above. The agreements each provide for additional compensation in the form of participation in our executive bonus plan and participation in our deferred compensation program.

The severance agreements may be terminated at any time by the Company or the employee. Upon termination of employment for any reason, the employee is entitled to receive a basic termination payment equal to (a) his base salary earned through the date of termination and (b) the previous year’s bonus if the termination is after December 31 and before bonus has been awarded. If we terminate the employee without cause or if the employee leaves for good reason (each as defined in his severance agreement), he is entitled to an additional severance payment based on a multiple of his base salary and plan bonus. The multiple used for determining the additional severance payment is increased if termination occurs in connection with a change of control of the Company (as defined in his severance agreement).

The severance agreements each contain confidentiality and noncompete provisions.

Upon consummation of the merger, we intend to enter into new employment agreements with each of Messrs. Johnson, Berry and Gaither, which will supersede their existing severance agreements.

Executive Bonus Plan

Bonuses are paid on the basis of our and/or the individual regional profitability results versus the pre-established targets. The compensation committee of the board recommends the performance-based targets for these bonuses and for each participant or group of participants in the divisions. The Board of Directors must approve these targets.

The program consists of specific payment levels 0-IV. Within each level, there are established percentage payouts, which will not begin until the threshold performance is met. As our performance increases over the threshold, the payout percentage also increases until performance reaches 100% of the plan. Once our performance reaches 100% of the planned performance, the payout percentage will continue to increase proportionally until a maximum is reached.

Deferred Compensation Plan

In 1999, we established a deferred compensation plan for our top executives and regional employees covered by the executive bonus plan to encourage each participant to promote our long-term interests. Each participant is allowed to defer portions of their annual salary as well as bonuses received into the plan. In addition to employee deferrals, we make contributions on behalf of our top executives and certain of the regional employees in varying amounts. The plan provides that an employee who becomes a participant on or before November 23, 1998, shall be fully vested in all amounts credited to such participant’s account. The plan provides that an employee who becomes a participant after November 23, 1998 shall be at all times fully vested in elective deferrals into such participant’s account and as to contributions made by us, shall vest at a rate of twenty percent (20%) per year as long as such participant is an employee on January 1 of each year. The deferred compensation plan may be altered and amended by our Board of Directors.

Upon consummation of the merger, all balances under the 1999 Company Deferred Compensation Plan will become vested and payable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 15, 2005 of:

•	each person known by us to own beneficially more than 5% of the Class A common stock,

•	each director,

•	the Named Executive Officers and

•	all of our directors and executive officers as a group.

Name and Address of Beneficial Owner(a)	Number of Shares Beneficially Owned		Percent of Class A Common Stock(b)
Charlesbank Equity Fund IV, Limited Partnership	4,961,734	(c)	96.1%
The 1818 Mezzanine Fund, L.P	1,034,000	(d)	16.7
Joseph P. Donlan	1,034,000	(d)	16.7
Kim G. Davis	4,961,734	(c)	96.1
Tim R. Palmer	4,961,734	(c)	96.1
Jon M. Biotti	—	(e)	—
Todd Krasnow	50,000	(f)	1.0
M. Lenny Pippin	50,000	(f)	1.0
Richard P. Johnson	724,403	(g)	12.4
William E. Berry	532,770	(h)	9.4
J. Michael Gaither	404,589	(i)	7.3
Daniel K. Brown	286,393	(j)	5.3
Phillip E. Marrett	236,393	(k)	4.4
All of our directors and executive officers as a group (11 persons)	8,280,282		99.0

(a)	Unless otherwise indicated, the address for each person listed in the table is in care of American Tire Distributors, Inc., 12200 Herbert Wayne Court, Suite 150, Huntersville, North Carolina 28078.
(b)	Shares beneficially owned, as recorded in this table, are expressed as a percentage of the shares of Class A common stock. For purposes of computing the percentage of outstanding shares held by each person or group of persons named in this table, any securities which that person or group of persons has the right to acquire within 60 days of February 15, 2005 are deemed to be outstanding for purposes of computing the percentage ownership of such person or persons, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. As of February 15, 2005, 5,161,917 shares of Class A common stock were issued and outstanding.
(c)	Represents (i) 4,846,179 shares of Class A common stock owned by Charlesbank Equity Fund IV, Limited Partnership, (ii) 4,444 shares of Class A common stock owned by our affiliate, Charlesbank Coinvestment Partners, LLC, and (iii) 111,111 shares of Class A common stock owned by an affiliate of Bain Capital and voted by Charlesbank pursuant to an irrevocable proxy. Messrs. Davis and Palmer are Managing Directors of Charlesbank Capital Partners, LLC, which has the indirect authority to vote and exercise investment power over shares of Class A common stock beneficially owned by Charlesbank. Since neither of Messrs. Davis and Palmer individually have the power to vote and exercise investment power over the shares, each of them disclaims beneficial ownership of the shares.

(d)	Represents shares issuable upon the exercise of Warrants, as discussed below. Mr. Donlan is the co-manager of The 1818 Mezzanine Fund, L.P. and in that capacity will have authority to vote and exercise investment power over the shares. See “Item 13. Certain Relationships and Related Transactions—Warrants.”
(e)	Mr. Biotti is a Vice President of Charlesbank Capital Partners, LLC and has no authority to vote or exercise investment power over shares of Class A common stock beneficially owned by Charlesbank.
(f)	Includes 50,000 shares of Class A common stock issuable upon the exercise of options.
(g)	Includes 672,293 shares of Class A common stock issuable upon the exercise of options.
(h)	Includes 514,697 shares of Class A common stock issuable upon the exercise of options.
(i)	Includes 379,589 shares of Class A common stock issuable upon the exercise of options.
(j)	Includes 261,393 shares of Class A common stock issuable upon the exercise of options.
(k)	Includes 236,393 shares of Class A common stock issuable upon the exercise of options.

The following table provides information as of January 1, 2005, with respect to compensation plans under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities already issued
Equity compensation plans approved by shareholders	4,345,857	$1.62	566,379
Equity compensation plans not approved by shareholders	—	—	—

Total	4,345,857	$1.62	566,379

Item 13. Certain Relationships and Related Transactions.

Warrants

In connection with the incurrence of subordinated debt to finance the acquisition of Winston in May 1997, we issued to The 1818 Mezzanine Fund, L.P. (the “1818 Fund”) warrants (the “Warrants”) to purchase shares of our common stock. Joseph P. Donlan, a member of our Board of Directors, is a Managing Director of Brown Brothers Harriman & Co., the 1818 Fund’s general partner. Mr. Donlan and Robert R. Gould, a Partner of Brown Brothers Harriman & Co., are co-managers of the 1818 Fund, and in that capacity they exercise voting and investment power over the 1818 Fund’s shares. The Warrants are exercisable for 1,034,000 shares of Class A common stock. The Warrants may be exercised, in whole or in part, at any time prior to the earliest of:

•	May 7, 2007,

•	the date of an initial public offering of Class A common stock yielding gross proceeds of at least $25.0 million or representing at least 20% of the Class A common stock on a fully-diluted basis, or

•	our merger or consolidation with or into another entity or the sale of all or substantially all of our assets.

The number of shares issuable upon the exercise of the Warrants is subject to adjustment from time to time to reflect stock dividends, splits, combinations and reclassifications. We have no right to call for the redemption of the Warrants.

The Company and the 1818 Fund are also parties to a warrant holder agreement, dated as of May 21, 1999, which contains provisions restricting the transferability of the Warrants, including a right of first offer in favor of us, and grants registration rights with respect to shares of Class A common stock issuable upon exercise of the Warrants.

The warrants are expected to be cashed out in connection with the merger for approximately $19.0 million.

Series C Preferred Stock

On April 2, 2001 we issued 1,333,334 shares of Series C preferred stock for $9.00 per share in exchange for $12.0 million in cash contributed by certain of our principal stockholders. Shares of Series C preferred stock accrue dividends at an annual rate of 12%. However, as long as any shares of Series A preferred stock or Series B preferred stock remain outstanding, no dividends may be paid. On March 27, 2002, the conversion price of the Series C preferred stock was reduced to $3.00 per common share. On October 31, 2003, we amended and restated our articles of incorporation to eliminate the redemption clause of the Series C preferred stock.

Series D Preferred Stock

On March 27, 2002, we issued 9,637,592 shares of Series D preferred stock for $3.00 per share in exchange for $28.9 million in cash contributed by certain of our principal stockholders. The proceeds were used to repurchase certain of our Senior Notes. Shares of Series D preferred stock accrue dividends at an annual rate of 12%. However, as long as any shares of Series A preferred stock or Series B preferred stock remain outstanding, no dividends may be paid. In addition, shares of Series D preferred stock are convertible into common stock at a conversion price of $3.00 per common share. On October 31, 2003, we amended and restated our articles of incorporation to eliminate the redemption clause of the Series D preferred stock.

Related Party Transactions

On May 25, 2000, we purchased all of the outstanding common stock of T.O. Haas Holding Co., Inc. and T.O. Haas Tire Company, Inc. (collectively “Haas”), a tire wholesaler and distributor, located in Lincoln, Nebraska, as well as all of the outstanding common stock of Haas Investment Company (“Haas Investment”). In connection with the acquisition, we sold certain parcels of real estate, including substantially all of the assets of Haas Investment, and leased them back in a transaction, which closed on August 8, 2000. Total monthly payments under these leases are approximately $75,000. The leases expire July 31, 2010. Total rent expense of approximately $0.9 million is included in the accompanying statements of operations for fiscal years 2004, 2003 and 2002.

On October 12, 2001, Haas entered into an Asset Purchase Agreement with T.O. Haas, LLC (“Haas LLC”) for the sale of certain assets. The total purchase price was approximately $5.3 million, of which we received approximately $2.4 million in cash at closing. Haas LLC was formed by, among others, one of the executives of Haas. As of May 2002, this executive is no longer with the Company. A portion of the purchase price for our acquisition of Haas in second quarter 2000 is payable to this executive in the form of noncompete and stay put payments. In connection with the sale, such noncompete payments in the amount of $2.4 million were accelerated and such liability was satisfied as a reduction of the purchase price. Approximately $1.0 million of the purchase price is payable in the form of a promissory note (the “Note”) due in two equal annual installments, with first such payment paid January 2, 2002. The Note bears interest at 6%. As of January 3, 2003, the Note was paid in full. Stay put payments due to the executive of $1.6 million were accelerated to coincide with the schedule of payments due under the Note. Liabilities assumed by the buyer totaled $0.8 million, reflecting the remainder of the purchase price.

In connection with the sale described above, we entered into a Supply and Retail Distribution Agreement with Haas LLC. Prior to the executive leaving the Company in May 2002, total sales for fiscal 2002 included five months of sales to Haas LLC of $3.7 million. Total sales for fiscal 2001 included three months of sales to Haas LLC of $2.4 million.

We believe that the above transactions were on terms no less favorable to the Company than could have been obtained from an independent third party.

We have been paying an advisory and monitoring fee not to exceed $200,000 annually to Charlesbank Capital Partners, LLC (“Charlesbank”). Following the merger, we will no longer pay this fee to Charlesbank. As of January 1, 2005, we paid $100,000 of the annual fee to Charlesbank and a liability has been recorded for the remaining payment, which was subsequently paid.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the fees billed by our independent registered public accounting firm, PricewaterhouseCoopers LLP, during fiscal years 2004 and 2003.

	2004	2003
	in thousands
Audit Fees(a)	$350	$343
Audit-Related Fees(b)	68	64
Tax Fees(c)	203	132
All Other Fees(d)	83	—

Total	$704	$539

(a)	Audit fees relate to professional services rendered in connection with the audit of our annual financial statements, quarterly review of financial statements included in our Forms 10-Q, and audit services provided in connection with other statutory and regulatory filings.
(b)	Audit-related fees include professional services related to the audit of our employee benefit plans and consultation on accounting standards or transactions.
(c)	Tax fees include professional services related to tax compliance, tax planning and the preparation of federal and state tax returns.
(d)	Other fees include professional services related to the acquisition of Big State and Target Tire during fiscal 2004.

Audit Committee Pre-Approval Policies and Procedures

In accordance with policies adopted by our Audit Committee, the Audit Committee has sole authority to approve all audit engagement fees and terms of our independent registered public accounting firm. The Audit Committee may delegate authority to pre-approve audit and non-audit services to any member of the Audit Committee whose decisions should be reviewed at the next scheduled meeting. The Audit Committee may not delegate pre-approval authority to management.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this Report:

1.	The following items, including our consolidated financial statements, are set forth at Item 8 of this report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of January 1, 2005 and December 27, 2003

•	Consolidated Statements of Operations for the years ended January 1, 2005, December 27, 2003 and December 28, 2002

•	Consolidated Statements of Stockholders’ Equity for the years ended January 1, 2005, December 27, 2003 and December 28, 2002

•	Consolidated Statements of Cash Flows for the years ended January 1, 2005, December 27, 2003 and December 28, 2002

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Report of Independent Registered Public Accounting Firm (set forth on following page)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended January 1, 2005, December 27, 2003 and December 28, 2002

(in thousands)

		Additions
	Balance Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance End of Year
2004
Allowance for doubtful accounts	$1,112	$320	915	(2)	$(760	)(1)	$1,587
Acquisition exit cost reserves(3)	278	16	3,566	(5)	(172)		3,688
Valuation allowance on deferred tax assets	1,044	—	—		(1,044)		—
Inventory reserves	952	711	223	(2)	(802)		1,084
2003
Allowance for doubtful accounts	$1,231	$907	—		$(1,026	)(1)	$1,112
Acquisition exit cost reserves(3)	453	13	—		(188)		278
Valuation allowance on deferred tax assets	1,044	—	—		—		1,044
Inventory reserves	964	1,540	—		(1,552)		952
2002
Allowance for doubtful accounts	$3,571	$2,036	—		$(4,376	)(1)	$1,231
Acquisition exit cost reserves(3)	1,149	(199)	—		(497)		453
Valuation allowance on deferred tax assets	2,000	—	—		(956)		1,044
Inventory reserves	5,796	1,108	—		(5,940	)(4)	964

(1)	Accounts written off during the year, net of recoveries.
(2)	Opening balances relating to the acquisition of Big State and Target Tire.
(3)	Relates to the acquisition of Target Tire, ITCO, CPW and ATD. Amounts represent facilities closing cost of acquired distribution centers due to existing distribution centers being located in close proximity to the acquired distribution facilities.
(4)	Amount includes inventory reserves relating to the exit of our parts product line in the Western division in 2002.
(5)	Represents facilities closing cost of acquired Target Tire distribution centers due to existing distribution centers being located in close proximity to the acquired distribution facilities.

Schedules not included herein are omitted because they are not applicable or the required information appears in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors and Stockholders of

American Tire Distributors, Inc. and Subsidiaries:

Our audits of the consolidated financial statements referred to in our report dated March 4, 2005 appearing in this Annual Report on Form 10-K of American Tire Distributors, Inc. (the “Company”) also included an audit of the financial statement schedule listed in Item 15 (2) of this Form 10-K. In our opinion, the financial statement schedule, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 4, 2005

3. Exhibits:

3.1	Restated Certificate of Incorporation of Heafner Tire Group, Inc. (the “Company”)♦

3.2	Second Restated Certificate of Incorporation of Heafner Tire Group, Inc.±

3.3	Certificate of Amendment to the Second Restated Certificate of Incorporation of Heafner Tire Group, Inc., as filed with the Secretary of State of the State of Delaware on May 30, 2002≠

3.4	Third Restated Certificate of Incorporation of American Tire Distributors, Inc.^

3.5	Fourth Restated Certificate of Incorporation of American Tire Distributors, Inc.‡

3.6	Certificate of Correction Filed to Correct a Certain Error in the Certificate of American Tire Distributors, Inc.**

3.7	By-laws of the Company*

3.8	Articles of Incorporation of The Speed Merchant, Inc.*

3.9	By-laws of The Speed Merchant, Inc.*

3.10	Articles of Incorporation of Phoenix Racing, Inc.*

3.11	By-laws of Phoenix Racing, Inc.*

3.12	Articles of Incorporation of California Tire Company††

3.13	By-laws of California Tire Company††

3.14	Articles of Incorporation of T.O. Haas Holding Co., Inc.♦

3.15	Amended By-laws of T.O. Haas Holding Co., Inc.♦

3.16	Articles of Incorporation of T.O. Haas Tire Co., Inc.♦

3.17	By-laws of T.O. Haas Tire Co., Inc.♦

3.18	Amended By-laws of the Company^^

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

4.3	Second Supplemental Indenture to the Series D Indenture, dated as of May 14, 1999, among the Company, the subsidiary guarantors party thereto and First Union National Bank, as Trustee#

4.4	Third Supplemental Indenture to the Series D Indenture, dated as of May 25, 2000, among the Company, the subsidiary guarantors party thereto and First Union National Bank, as Trustee-

4.5	Fourth Supplemental Indenture to the Series D Indenture, dated as of March 27, 2002, among the Company, the subsidiary guarantors party thereto and First Union National Bank, as Trustee±

4.6	Fifth Supplemental Indenture to the Series D Indenture, dated as of July 30, 2004, among the Company, the subsidiary guarantors party thereto and Wachovia Bank, National Association, as Trustee^^

4.7	Sixth Supplemental Indenture to the Series D Indenture, dated as of September 1, 2004, among the Company, the subsidiary guarantors party thereto and Wachovia Bank, National Association, as Trustee^^

4.8	Form of Series C and Series D Note (attached as Exhibit A to the Series D Indenture)+

4.9	Share Purchase Agreement, dated as of March 30, 2001, among Heafner Tire Group, Inc., a Delaware corporation and the parties listed on Schedule I.♦

4.10	Share Purchase Agreement, dated as of March 27, 2002, among Heafner Tire Group, Inc., a Delaware corporation and the Investors named therein.±

4.11	Agreement, dated May 13, 2002, among the stockholders of Heafner Tire Group, Inc., a Delaware corporation named on the signature pages hereto.±±

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

10.2	Amendment No. 1 to Second Amended and Restated Loan and Security Agreement-

10.3	Amendment No. 2 to Second Amended and Restated Loan and Security Agreement-

10.4	Amendment No. 3 to Second Amended and Restated Loan and Security Agreement-

10.5	Amendment No. 4 and Waiver to Second Amended and Restated Loan and Security Agreement♦

10.6	Amendment No. 5 to Second Amended and Restated Loan and Security Agreement-

10.7	Amendment No. 6 to Second Amended and Restated Loan and Security Agreement=

10.8	Amendment No. 7 to Second Amended and Restated Loan and Security Agreement-

10.9	Amendment No. 8 and Waiver to Second Amended and Restated Loan and Security Agreement**

10.10	Amendment No. 9 to Second Amended and Restated Loan and Security Agreement**

10.11	Amendment No. 10 to Second Amended and Restated Loan and Security Agreement■

10.12

Third Amended and Restated Loan and Security Agreement, dated as of March 19, 2004, among the Company, The Speed Merchant, Inc., T.O. Haas Holding Co., Inc. and T.O. Haas Tire Company, Inc. as Borrowers, and Fleet Capital Corporation as Administrative Agent, Wachovia Bank, National Association as Syndication Agent, The CIT Group/Business Credit, Inc. as Documentation Agent, Fleet Securities, Inc. as Arranger and the financial institutions party hereto from time to time, as Lenders♦♦

10.13	First Amendment to Third Amended and Restated Loan and Security Agreement==

10.14	Second Amendment to Third Amended and Restated Loan and Security Agreement^^

10.15	Letter Agreement to the Third Amended and Restated Loan and Security Agreement dated February 14, 2005++

10.16	Letter, dated March 6, 2000, from the Company to the Administrative Agent+/-

10.17	Amended and Restated Registration Rights Agreement, dated as of May 21, 1999, between and among the Company, The 1818 Mezzanine Fund, L.P., and Charlesbank Equity Fund IV, Limited Partnership#

10.18	Warrantholder Agreement, dated as of May 21, 1999, between the Company, The 1818 Mezzanine Fund, L.P. and Charlesbank Equity Fund IV, Limited Partnership#

10.19	Amended and Restated Warrant No. 2 exercisable for 1,034,000 shares of Class A Common Stock in the name of The 1818 Mezzanine Fund, L.P.#

10.20	Securities Purchase Agreement, dated as of May 7, 1997, between The J. H. Heafner Company, Inc. and The Kelly-Springfield Tire and Rubber Company*

10.21	Amendment to Securities Purchase Agreement, dated as of May 21, 1999, between and among the Company and The Kelly-Springfield Tire Company, a division of The Goodyear Tire and Rubber Company#

10.22	Termination and Release Agreement, dated as of May 22, 1999, among the Company and the Class B stockholders party thereto#

10.23	The J.H. Heafner Company Amended and Restated 1997 Stock Option Plan#

10.24	Heafner Tire Group 1999 Stock Option Plan+/-

10.25	American Tire Distributors, Inc. 2002 Stock Option Plan■

10.26	Stock Option Agreements, dated as of June 12, 2002, between the Company and each of Richard P. Johnson, William E. Berry, J. Michael Gaither, Daniel K. Brown and Phillip E. Marrett■

10.27	The J.H. Heafner Company 1997 Restricted Stock Plan*

10.28	Securities Purchase and Stockholders Agreement, dated as of May 28, 1997, among the Company and various management stockholders*

10.29	Securities Purchase and Stockholders’ Agreement, dated as of May 24, 1999, between the Company and each of Donald C. Roof, J. Michael Gaither, Daniel K. Brown and Richard P. Johnson#

10.30	Executive Severance Agreement, dated as of May 24,1999, between the Company and Donald C. Roof#

10.31	Amended and Restated Executive Severance Agreement, dated as of December 5, 2001, between the Company and J. Michael Gaither-

10.32	Amended and Restated Executive Severance Agreement, dated as of December 5, 2001, between the Company and Richard P. Johnson-

10.33	Amended and Restated Executive Severance Agreement, dated as of December 5, 2001, between the Company and Daniel K. Brown-

10.34	Executive Severance Agreement, dated December 5, 2001, between the Company and William E. Berry-

10.35	Executive Severance Agreement dated July 24, 2000, between the Company and Phillip E. Marrett-

10.36	Stock Purchase Agreement dated April 14, 2000, between Heafner Tire Group Inc., T.O. Haas Holding Co., Randall M. Haas and Ricky L. Haas+/-+/-

10.37

Stock Purchase Agreement, dated May 4, 2001, by and among Performance Management, Inc., Heafner Tire Group, Inc., as sole shareholder of Winston Tire Company, Winston Tire Company and Charles Bryant Kountz##

12.1	Statement re: Computation of Ratios++

21.1	Chart of Subsidiaries of the Company++

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002++

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002++

99.3	Letter to the Securities and Exchange Commission regarding Arthur Andersen LLP audit-

*	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed on August 18, 1998.
+	Incorporated by reference to the Company’s Form 8-K filed on December 15, 1998.
††	Incorporated by reference to the Company’s Registration Statement on Form S-4 filed on March 31, 1999.
#	Incorporated by reference to the Company’s Registration Statement Form S-4 filed on June 9, 1999.
+/-	Incorporated by reference to the Company’s 10-K, filed on March 30, 2000.
+/-+/-	Incorporated by reference to the Company’s 8-K, filed on November 14, 2000.
♦	Incorporated by reference to the Company’s 10-K, filed on April 9, 2001.
##	Incorporated by reference to the Company’s 10-Q, filed on May 15, 2001.

=	Incorporated by reference to the Company’s 10-Q, filed on November 13, 2001.
-	Incorporated by reference to the Company’s 10-K, filed on March 26, 2002.
±	Incorporated by reference to the Company’s 8-K, filed on April 11, 2002.
±±	Incorporated by reference to the Company’s 10-Q, filed on May 14, 2002.
≠	Incorporated by reference to the Company’s 8-K, filed on June 18, 2002.
^	Incorporated by reference to the Company’s 10-Q, filed on August 12, 2002.
**	Incorporated by reference to the Company’s 10-Q, filed on November 12, 2002.
■	Incorporated by reference to the Company’s 10-K, filed on March 28, 2003.
‡	Incorporated by reference to the Company’s 10-Q, filed on November 12, 2003.
♦♦	Incorporated by reference to the Company’s 10-K, filed on March 26, 2004.
==	Incorporated by reference to the Company’s 10-Q, filed on May 17, 2004.
^^	Incorporated by reference to the Company’s 10-Q, filed on November 15, 2004.
++	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized, on March 8, 2005.

AMERICAN TIRE DISTRIBUTORS, INC.

By:	/s/ RICHARD P. JOHNSON
Name:	Richard P. Johnson
Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 8, 2005.

Signature	Title	Date

/s/ RICHARD P. JOHNSON Richard P. Johnson	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	March 8, 2005

/s/ WILLIAM E. BERRY William E. Berry	President and Chief Operating Officer	March 8, 2005

/s/ J. MICHAEL GAITHER J. Michael Gaither	Executive Vice President, General Counsel and Secretary	March 8, 2005

/s/ SCOTT A. DEININGER Scott A. Deininger	Senior Vice President of Finance and Administration and Treasurer (Principal Financial and Accounting Officer)	March 8, 2005

/s/ JOSEPH P. DONLAN Joseph P. Donlan	Director	March 8, 2005

/s/ JON M. BIOTTI Jon M. Biotti	Director	March 8, 2005

/s/ KIM G. DAVIS Kim G. Davis	Director	March 8, 2005

/s/ TIM R. PALMER Tim R. Palmer	Director	March 8, 2005

/s/ M. LENNY PIPPIN M. Lenny Pippin	Director	March 8, 2005

/s/ TODD KRASNOW Todd Krasnow	Director	March 8, 2005